Form 10-K/A
period 2014-12-31
Atara Biotherapeutics, Inc.
filed 2015-03-06
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Atara Biotherapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, solely to file Exhibit 21.1, List of Subsidiaries of the Company, to this Amendment.  Exhibit 21.1 was inadvertently omitted from the original filing of the Form 10-K.

As required by the applicable rules, currently-dated Section 302 certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other revisions or amendments have been made to any other portion of the Form 10-K. This Amendment does not reflect events that may have occurred after February 26, 2015, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description

21.1	List of subsidiaries
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 6th day of March, 2015.

Atara Biotherapeutics, Inc.

By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
21.1	List of subsidiaries					X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

3