Form 10-Q
period 2015-03-31
Atara Biotherapeutics, Inc.
filed 2015-05-11
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(650) 278-8930

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

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2015 was 24,364,115 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$71,329	$21,897
Short-term available-for-sale investments	95,367	82,219
Prepaid expenses and other current assets	2,995	1,910
Total current assets	169,691	106,026
Property and equipment, net	47	48
Other assets	79	48
Total assets	$169,817	$106,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$794	$440
Accrued compensation	522	1,225
Income tax payable	1	1
Other accrued liabilities	2,197	1,058
Total current liabilities	3,514	2,724
Other long-term liabilities	209	216
Total liabilities	3,723	2,940

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock—$0.0001 par value, 20,000,000 authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock—$0.0001 par value, 23,911,930 and 19,692,937 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	216,159	144,169
Accumulated other comprehensive loss	(18)	(100)
Accumulated deficit	(50,049)	(40,889)
Total stockholders’ equity	166,094	103,182
Total liabilities and stockholders’ equity	$169,817	$106,122

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended
	March 31,
	2015	2014
Expenses:
Research and development	$5,767	$2,981
General and administrative	3,544	4,096
Total operating expenses	9,311	7,077
Loss from operations	(9,311)	(7,077)
Interest and other income	153	6
Loss before provision for income taxes	(9,158)	(7,071)
Provision (benefit) for income taxes	2	(22)
Net loss	$(9,160)	$(7,049)

Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	82	(11)
Other comprehensive gain (loss)	82	(11)
Comprehensive loss	$(9,078)	$(7,060)

Net loss per common share:
Basic and diluted net loss per common share	$(0.42)	$(5.58)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	21,918,467	1,263,316

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months
	ended March 31,
	2015	2014
Operating activities
Net loss	$(9,160)	$(7,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6	1
Investment premium amortization, net	358	16
Stock-based compensation expense	2,483	3,317
Interest accrued on notes receivable from stockholder	—	(1)
Changes in operating assets and liabilities:
Other assets	(31)	1
Prepaid expenses and other current assets	(1,081)	44
Accounts payable	354	421
Income tax payable	—	(92)
Other accrued liabilities	1,139	557
Accrued compensation	(703)	(132)
Other long-term liabilities	13	—
Net cash used in operating activities	(6,622)	(2,917)
Investing activities
Purchase of short-term investments	(54,796)	(22,414)
Maturities of short-term investments	41,368	—
Purchase of property and equipment	(5)	(1)
Net cash used in investing activities	(13,433)	(22,415)
Financing activities
Proceeds from sale of common stock, net of offering costs	69,487	—
Repayment of notes receivable from stockholder	—	37
Proceeds from sale of convertible preferred stock	—	13,500
Offering costs incurred in connection with sale of convertible preferred stock	—	(19)
Offering costs incurred in anticipation of initial public filing	—	(47)
Net cash provided by financing activities	69,487	13,471
Increase (decrease) in cash and cash equivalents	49,432	(11,861)
Cash and cash equivalents-beginning of period	21,897	51,615
Cash and cash equivalents-end of period	$71,329	$39,754

Non-cash financing activities
Issuance of common stock upon vesting of stock awards	$20	$20
Change in other long-term liabilities related to non-vested stock awards	$(20)	$(20)
Offering costs in anticipation of initial public filing included in other accrued liabilities and accounts payable	$—	$510
Supplemental cash flow disclosure—Cash paid for taxes	$2	$70

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we” or “our”) was incorporated in August 2012 in Delaware. We are a biopharmaceutical company focused on developing innovative therapies for patients with debilitating diseases. Atara’s lead programs target myostatin and activin, members of the TGF-beta family of proteins that have demonstrated the potential to have therapeutic benefit in a number of clinical indications. Our product candidate portfolio was acquired through licensing arrangements with Amgen Inc. (“Amgen”) in exchange for convertible preferred stock, milestone payments and commitments for future royalties. See Note 4 for further information.

Public Offerings

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

In February 2015, we completed a follow-on offering of 4,147,358 shares of common stock at an offering price to the public of $18.00 per share.  We received net proceeds of approximately $69.5 million, after deducting underwriting discounts and commissions and offering expenses.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Recapitalization

The accompanying interim condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accounting policies followed in the preparation of the interim condensed consolidated and combined financial statements are consistent in all material respects with those presented in Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Liquidity

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. At March 31, 2015, we had an accumulated deficit of $50.0 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

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

Potential dilutive securities, which include convertible preferred stock, unvested restricted common stock awards, unvested restricted stock units and vested and unvested options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of potentially dilutive securities give effect to the Recapitalization, and have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Three months
	ended March 31,
	2015	2014
Convertible preferred stock	—	12,147,786
Unvested restricted common stock	487,836	774,374
Unvested restricted stock units	632,838	—
Vested and unvested options	340,444	—
	1,461,118	12,922,160

In addition, 72,567 options have been excluded from the above table as the exercise prices of the underlying options were greater than the average fair value of our common stock for the periods presented.

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

In May 2014, the FASB issued a new accounting standard, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in the current standard, Revenue Recognition.  The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB voted to propose to defer the effective date of this standard by one year to December 2017.  We will evaluate the application of this standard on our financial statements and disclosures when the standard becomes effective.

3.Fair Value of Financial Instruments

Our financial assets and liabilities carried at fair value are primarily comprised of investments in money market funds, corporate bonds, U.S. government securities, asset-backed securities and commercial paper. The fair value accounting guidance requires that assets and liabilities be carried at fair value and classified in one of the following three categories:

Level 1:	Quoted prices in active markets for identical assets or liabilities that we have the ability to access
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves
Level 3:	Inputs that are unobservable data points that are not corroborated by market data

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, and Level 3 for all periods presented.

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

		Quoted	Significant
		Prices in	Other
	Total	Active Markets	Observable Inputs
	Fair Value	(Level 1)	(Level 2)
	(in thousands)
At March 31, 2015:
Cash equivalents:
Money market funds	$71,329	$71,329	$—
Short-term available-for-sale investments:
Corporate bonds	$62,067	$—	$62,067
Agency bonds	17,149	—	17,149
Treasury bonds	466	—	466
Asset-backed securities	15,685	—	15,685
Total short-term available-for-sale investments	$95,367	$—	$95,367

At December 31, 2014:
Cash equivalents:
Money market funds	$18,141	$18,141	$—
Agency bonds	1,750	—	1,750
Corporate bonds	2,006	—	2,006
Total cash equivalents	$21,897	$18,141	$3,756
Short-term available-for-sale investments:
Corporate bonds	$57,958	$—	$57,958
Agency bonds	10,764	—	10,764
Treasury bonds	465	—	465
Commercial paper	1,200	—	1,200
Asset-backed securities	11,832	—	11,832
Total short-term available-for-sale investments	$82,219	$—	$82,219

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. Corporate bonds, U.S. government securities, asset-backed securities and commercial paper are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.

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

Available-for-sale investments are carried at fair value and are included in the tables above under short-term investments. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by major security type are as follows:

	Total	Total	Total
	Amortized	Unrealized	Unrealized	Total
	Cost	Gain	Loss	Fair Value
	(in thousands)

At March 31, 2015:
Corporate bonds	$62,092	$11	$(36)	$62,067
Agency bonds	17,143	7	(1)	17,149
Treasury bonds	466	—	—	466
Asset-backed securities	15,684	4	(3)	15,685
Total short-term available-for-sale investments	$95,385	$22	$(40)	$95,367

At December 31, 2014:
Corporate bonds	$58,046	$1	$(89)	$57,958
Agency bonds	10,769	—	(5)	10,764
Treasury bonds	466	—	(1)	465
Commercial paper	1,200	—	—	1,200
Asset-backed securities	11,838	2	(8)	11,832
Total short-term available-for-sale investments	$82,319	$3	$(103)	$82,219

The amortized cost and fair value of available-for-sale investments, by contractual maturity, were as follows:

	Total
	Amortized	Total
	Cost	Fair Value
	(in thousands)
At March 31, 2015:
Maturing within one year	$54,252	$54,232
Maturing in one to five years	41,133	41,135
Total short-term available-for-sale investments	$95,385	$95,367

At December 31, 2014:
Maturing within one year	$56,752	$56,714
Maturing in one to five years	25,567	25,505
Total short-term available-for-sale investments	$82,319	$82,219

4.	Significant Agreements

Related Party License Agreements - In September 2012, we entered into three license agreements with Amgen, one of our investors, for the development, manufacturing, use and distribution of products using certain proprietary compounds. Under the terms of these agreements, we paid $250,000 and issued 5,538,462 shares of Series A-1 convertible preferred stock (615,384 shares after giving effect to the Recapitalization) to Amgen. As described further in Note 5, we may also be required to make additional payments to Amgen based upon the achievement of specified development, regulatory, and commercial milestones, as well as mid-single-digit percentage royalties on future sales of products resulting from development of these purchased technologies, if any. These agreements expire at the end of all royalty obligations to Amgen and, upon expiration, the licenses will be fully paid, royalty-free, irrevocable and non-exclusive.

At March 31, 2015, Amgen owns 6.0% of our outstanding voting capital stock. Amgen does not have any rights to participate in our product candidates’ development and is not represented on our boards of directors.

Exclusive Option Agreement – In September 2014, we entered into an exclusive option agreement with Memorial Sloan Kettering Cancer Center (“MSK”) under which we have the right to acquire the exclusive worldwide license rights to the three clinical stage T-cell therapies of MSK.  The initial option period is for twelve months, with extensions available to extend the term up to 27 months at the option of Atara.  Under the terms of the option agreement, we are obligated to use reasonable efforts to prepare a request to be submitted to the US Food and Drug Administration (the “FDA”) regarding a meeting to discuss pivotal trials for one of the clinical stage T-cell therapies.  In exchange for the exclusive option, we paid MSK $1.25 million in cash and issued 59,761 shares of our common stock to MSK.  At the time of issuance, we estimated the fair value of the common stock issued to MSK to be $750,000.  This total of $2.0 million was recorded as research and development expense in our condensed consolidated and combined statement of operations and comprehensive loss in the third quarter of 2014.  We will be obligated to pay MSK an additional amount up to $630,000 if we extend the option period.

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

Operating Leases

Rent expense for the three months ended March 31, 2015 and 2014 was $81,220 and $14,640, respectively.

Related Party License Agreements

Under the terms of our license agreements with Amgen, we are obligated to make additional milestone payments to Amgen of up to $86.0 million upon the achievement of certain development and regulatory approval milestones. Of these milestone payments, $14.0 million relate to milestones for clinical trials. The remaining $72.0 million relate to milestones for regulatory approvals in various territories and are anticipated to be made no earlier than 2017. Thereafter, we are obligated to make tiered payments based on achievement of commercial milestones based upon net sales levels. The maximum payments would be $206.0 million based on sales of over $1 billion for each of three products in a calendar year. We are also obligated to pay mid-single-digit percentage tiered royalties on future net sales of products which are developed and approved as defined by the agreements. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and product-by-product basis, until the later of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, (b) loss of regulatory exclusivity or (c) 10 years after the first commercial sale of the applicable licensed product in the applicable country. As of March 31, 2015 and December 31, 2014, there were no outstanding obligations due to Amgen.

In accordance with terms of the agreements, we use commercially reasonable efforts to pay costs related to the preparation, filing, prosecution, defense and maintenance of the patents covered by the license agreements. During the three months ended March 31, 2015 and 2014, we incurred expenses of $508,919 and $218,072, respectively, related to the preparation, filing and maintenance of patents.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2015 and December 31, 2014.

6.	Stockholders’ Equity

Restricted Common Stock

In August 2012, in connection with our formation, our CEO purchased 9,595,384 shares of restricted common stock at a nominal per share purchase price. The shares were issued subject to certain vesting conditions, restrictions on transfer and a Company right of repurchase of any unvested share at their original purchase price. These shares are placed in escrow until vested, and have rights to vote and participate in dividends and distributions. The combined grant date intrinsic value for this award was $1,704,094 and 7,996,153 of these shares had service and fundraising vesting conditions. Under the service vesting condition, shares vest monthly over 48 months, commencing from the first closing of Series A convertible preferred stock financing on October 22, 2012. 1,599,231 of these shares are subject to performance milestones and fundraising vesting conditions. The fundraising vesting conditions for all shares were satisfied as of December 31, 2013. All shares subject to service vesting conditions are subject to accelerated vesting in the event of certain change of control transactions.

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

The amounts paid for both restricted stock purchases were initially recorded as other long-term liabilities. As shares vest, we reclassify liabilities to equity and report shares as outstanding in the condensed consolidated and combined financial statements. On March 31, 2014, the shares were exchanged for 1,335,384 shares of Atara common stock.  At March 31, 2015, 887,067 shares had vested and are classified as equity. Restricted stock shares not vested at March 31, 2015 totaled 448,317 shares and are expected to vest over two years.

As both the Chief Executive Officer and the Atara employee were consultants of Nina, Pinta and Santa Maria through the Recapitalization date, we accounted for these awards as non-employee stock-based awards. Following the Recapitalization, these awards were accounted as employee awards based upon the fair market value of common stock on March 31, 2014. Stock-based compensation expense related to these awards is recorded using an accelerated graded vesting model and was $323,226 and $3.3 million for the three months ended March 31, 2015 and 2014, respectively.  The unrecognized stock-based compensation expense related to this unvested restricted stock was $860,566 at March 31, 2015 and this expense is expected to be recognized over the remaining service periods through 2016.  The aggregate intrinsic value of unvested restricted stock is $18.6 million at March 31, 2015.

2014 Equity Incentive Plans

In March 2014, we adopted the 2014 Equity Incentive Plan (the “2014 plan”) as part of our Recapitalization. In connection with the Recapitalization, Atara assumed the plans of Nina, Pinta and Santa Maria and all outstanding restricted stock units (“RSUs”) and restricted stock awards granted under such plans.  At the date of Recapitalization, RSUs and restricted stock awards issued by Nina, Pinta and Santa Maria to Atara employees became employee awards and the awards’ grant dates were established as the Recapitalization date.  In May 2014, our board of directors amended and restated our 2014 plan and the amended plan became effective on October 15, 2014 upon the pricing of our initial public offering.  The maximum number of shares of our common stock that may be issued pursuant to stock awards under the 2014 plan is 4,536,797 shares, including 1,294,041 shares that were previously available for issuance under the 2012 plans.

The number of shares of our common stock reserved for issuance pursuant to stock awards under our 2014 plan will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 5% of the number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.  The number of shares of our common stock available for issuance under the 2014 plan is 2,046,541 at March 31, 2015.

Under the terms of the 2014 plan, we may grant options, restricted stock awards and RSUs to employees, directors, consultants and other service providers. Employees typically receive an award upon commencement of employment and members of our board of directors receive an award in connection with their appointment. Generally, if any shares subject to an award expire, or are forfeited, terminated or cancelled without the issuance of shares, the shares are added back into the total shares available for issuance under the 2014 plan.

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

Restricted Stock Units and Awards

The RSUs granted prior to our initial public offering had a time-based service condition and a liquidity-based performance condition, and vest when both conditions are met. We determined that the liquidity-based performance condition was not probable of occurring and recorded no stock-based compensation expense related to the RSUs prior to our initial public offering.  Upon the closing of our initial public offering in October 2014, we recorded $3.8 million of stock-based compensation expense in our consolidated and combined statement of operations for the quarter ended December 31, 2014.  The remaining unrecognized stock-based compensation expense relating to nonvested RSUs will be recognized as the RSUs vest over the remaining service periods through 2018. As of March 31, 2015, there was $3.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.42 years. The aggregate intrinsic value of the RSUs outstanding at March 31, 2015 was $37.7 million.

The following is a summary of RSU activity, including the restricted stock award discussed above, under our 2014 plan:

	Restricted Stock Awards		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	112,740	$0.40	619,303	$4.64
Granted	—	—	87,600	$25.15
Forfeited	—	—	—	—
Vested	(16,106)	$0.40	(113,713)	$5.66
Unvested at March 31, 2015	96,634	$0.40	593,190	$7.47

Stock Options

The following is a summary of option activity under our 2014 plan:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	623,936	$13.69
Granted (weighted-average grant date fair value of $14.07 per share)	690,699	$24.96
Balance at March 31, 2015	1,314,635	$19.61	6.67	$28,866,786

Stock options vested and expected to vest at March 31, 2015	1,314,635	$19.61	6.67	$28,866,786

Exercisable at March 31, 2015	56,175	$16.10	6.63	$1,430,908

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2015 and the exercise price of outstanding, in-the-money options. As of March 31, 2015, there was $13.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.43 years. No options were exercised in the first quarter of 2015.

The fair value of each option issued during 2015 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31, 2015
	Employees	Non-Employees

Risk-free interest rate	1.3% - 1.6%	1.6%
Expected life of options in years	4.5	6.9
Expected volatility of underlying stock	71.1%	70.1%
Expected dividend yield	0.0%	0.0%

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows (in thousands):

	Three months
	ended March 31,
	2015	2014
Research and development	$1,288	$705
General and administrative	1,195	2,612
	$2,483	$3,317

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated and combined financial statements and related notes included  in our 2014 Annual Report on Form 10-K. This discussion and other parts of this quarterly report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this quarterly report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics for serious unmet medical needs, with an initial focus on muscle wasting conditions and oncology. Our product candidates are biologics targeting myostatin and activin, members of the TGF-ß protein superfamily, which play roles in the growth and maintenance of muscle and many other body tissues. Our lead product candidate, PINTA 745, is in a Phase 2 clinical trial for protein energy wasting in ESRD patients. Our second product candidate is STM 434. We commenced a Phase 1 clinical study of STM 434 for ovarian cancer and other solid tumors in 2014. We have five additional product candidates targeting the TGF-ß pathway in preclinical development, including ATA 842. In addition, we have an exclusive option to license certain T-cell programs from MSK. We intend to license or acquire additional product candidates to develop and commercialize.

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

We have never generated revenues and have incurred net losses since inception. Our net loss was $9.2 million for the three months ending March 31, 2015 and as of March 31, 2015, we had an accumulated deficit of $50.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. Our cash and cash equivalents and short-term investment balances at March 31, 2015 totaled $166.7 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	increase enrollment and completion of our Phase 2 clinical trial of PINTA 745;
•	increase enrollment and completion of our Phase 1 clinical study of STM 434;
•	process development and manufacturing of drug supply for PINTA 745, STM 434 and ATA 842 to support clinical trials and IND-enabling studies; and
•	evaluate our exclusive option to license certain T-cell programs from MSK.

In addition to our product candidates that are in clinical and preclinical development, we believe it is important to continue our substantial investment in a diverse pipeline of new product candidates to continue to build the value of our product candidate pipeline and our business. We plan to continue to advance our most promising early product candidates into preclinical development with the objective to advance these early-stage programs to human clinical studies over the next several years.

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

Interest and Other Income

Interest and other income consists primarily of interest earned on our cash, cash equivalents and marketable securities as well as interest on notes receivable issued to one of our employees related to the purchase of restricted common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated and combined financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 2 of the accompanying unaudited condensed consolidated and combined financial statements and in Note 2  to our audited consolidated and combined financial statements included in our Annual Report on Form 10-K.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Research and development expenses

Research and development expenses consisted of the following costs by program:

	Three months
	ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
PINTA 745	$1,477	$525	$952
STM 434	664	1,317	(653)
ATA 842	982	12	970
T-cell therapy programs	122	—	122
Employee and overhead cost	2,522	1,127	1,395
Total research and development expense	$5,767	$2,981	$2,786

PINTA 745 costs increased by $1.0 million in 2015 compared to 2014 due to increased clinical development and production costs to support our Phase 2 clinical trial that commenced during the fourth quarter of 2013.  We anticipate that PINTA 745 costs will continue to increase in 2015 as we incur additional costs to manufacture future clinical drug supply to support our ongoing Phase 2 clinical trial.

STM 434 program costs decreased by $0.7 million in 2015 as compared to the prior period due to higher outside production costs incurred in 2014 to manufacture clinical drug supply for our Phase 1 clinical study that commenced in the second half of 2014.  We anticipate that STM 434 costs will continue to increase in 2015 due to the timing of manufacturing costs associated with the production of additional clinical drug supply and expansion of our ongoing clinical trial.

ATA 842 program costs increased by $1.0 million in 2015 as compared to 2014 primarily due to preclinical research and production activities.

T-cell therapy program costs increased by $0.1 million in 2015 as compared to 2014 primarily due to consulting fees relating to the T-cell programs.

Employee and overhead costs increased by $1.4 million in 2015 as compared to 2014 primarily as a result of increased payroll-related costs from increased headcount and stock-based compensation.

General and administrative expenses

	Three months
	ended March 31,		Increase
	2015	2014	(Decrease)
	(in thousands)
General and administrative expense	$3,544	$4,096	$(552)

General and administrative expenses decreased in 2015 compared to 2014 primarily due to a $1.4 million decrease in stock-based compensation costs.  Stock-based compensation expense was higher in 2014 versus 2015 due to our use of accelerated graded vesting for compensation expense associated with restricted stock award.  This decrease was partially offset by higher payroll-related costs from increased headcount and higher administrative costs, director and officer insurance premiums and investor relations costs associated with being a public company.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2012, and we have an accumulated deficit of $50.0 million as of March 31, 2015. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market mutual funds, corporate bonds and commercial paper.  Management expects that existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

Beginning May 15, 2015 and quarterly thereafter, vested restricted stock units will settle and payroll taxes calculated on the fair value of these awards will be owed.  We may collect the tax liability by withholding a pro-rata amount of shares equivalent to the employee’s tax rate.  In that event, we would pay the employees’ tax liability, which may be greater than $10 million in 2015, depending up the stock price on the settlement date.  We expect the amounts in 2016 and beyond to decrease, as the number of vested and settled RSUs decreases.

Working capital was $166.2 million as of March 31, 2015 and included in working capital were cash, cash equivalents, and short-term investments of $166.7 million.

Our cash, cash equivalents and short-term investments balances were as follows:

Our cash,	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$71,329	$21,897
Short-term available-for-sale investments	95,367	82,219
Total cash and cash equivalents and short-term available-for-sale investments	$166,696	$104,116

Cash Flows

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,622)	$(2,917)
Investing activities	(13,433)	(22,415)
Financing activities	69,487	13,471
Net increase (decrease) in cash and cash equivalents	$49,432	$(11,861)

Operating activities

For the three months ended March 31, 2015 and 2014, we used $6.6 million and $2.9 million, respectively, of net cash in operating activities. The $3.7 million increase in cash used in operating activities was primarily due to the $2.0 million increase in net loss between 2014 and 2015 and the $0.8 million decrease in stock-based compensation.  In addition, cash used to fund changes in operating assets and liabilities increased by $1.1 million between periods.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2015 consisted primarily of $54.8 million invested in short-term available-for-sale securities, offset by maturities of $41.4 million.  Net cash used in investing activities during the three months ended March 31, 2014 consisted primarily of $22.4 million invested in short-term available-for-sale securities.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $69.5 million, consisting of proceeds from the sale of common stock, net of offering costs.  Net cash provided by financing activities for the three months ended March 31, 2015 was $13.5 million, consisting primarily of the proceeds from the sale of shares of Series B convertible preferred stock, net of offering costs.

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

We expect that our existing cash and cash equivalents will be sufficient to enable us to complete planned preclinical and clinical trials for our lead product candidates into mid-2018. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing and costs of our planned clinical trials for our product candidates;
●	the timing and costs of our planned preclinical studies of our product candidates;
●	our success in establishing and scaling commercial manufacturing capabilities;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing and costs of seeking regulatory approvals;
●	subject to receipt of regulatory approval, revenues received from commercial sales of our product candidates;
●	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
●

the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

●	the extent to which we in-license or acquire other products and technologies.

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

During the three months ended March 31, 2015, there were no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents and short-term available-for-sale investments of $166.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% increase in interest rates would not have a material effect on the fair market value of our portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of March 31, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently party to any material litigation or other material legal proceedings.

Item 1A.	Risk Factors

Risk factors

You should carefully consider all of the risk factors and uncertainties described below, in addition to other information contained in this Quarterly Report Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes, before investing in our common stock.  If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed.  In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2015 and the year ended December 31, 2014, we reported a net loss of $9.2 million and $28.0 million, respectively, and we had an accumulated deficit of $50.0 million at March 31, 2015.

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

Based on our current operating plan, our existing cash and cash equivalents and short-term investments, will be sufficient to fund our projected operating requirements into mid-2018. As of March 31, 2015, we had cash and cash equivalents and short-term investments of $166.7 million.  However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Our internal capacity for clinical trial execution and management is limited and therefore we have relied on third parties. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all. For example, on July 22, 2014 we became aware of a draft report for a preclinical study conducted with STM 217, a compound similar to STM 434 that we also licensed from Amgen. Results from this study led to the amendment of our planned clinical trial for STM 434. Although we believe we now have all data previously generated by Amgen for our licensed product candidates, other data from studies previously conducted by Amgen may emerge in the future. In addition, our collaborating investigators at MSK manage the conduct of the ongoing clinical studies of the T-cell therapies that we have an option to license as well as perform the analysis, publication and presentation of data and results related to these programs. Furthermore, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. For our two most advanced product candidates, PINTA 745 and STM 434, we own or license a number of issued patents and pending patent applications covering the product candidates’ compositions of matter and methods of use. For PINTA 745, the expected expiration dates range from 2026 to 2036 for US patents and patent applications, if issued, and from 2023 to 2036 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. For STM 434, the expected expiration dates range from 2027 through 2035 for US patents and patent applications, if issued, and from 2026 through 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the US Patent and Trademark Office (“USPTO”) and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

Products are currently marketed or used off-label for the muscle wasting-related indications for which the products in our pipeline are being developed, and a number of companies are or may be developing new treatments for muscle wasting indications. These products, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell PINTA 745 and other product candidates focused on muscle wasting-related indications. Today’s treatment for protein-energy wasting and cancer cachexia often involves the administration of readily available nutritional supplements and appetite stimulants including, in some jurisdictions, medical marijuana. In addition, there are two commercially available steroids, nandrolone and oxandrolone, that are sometimes prescribed off-label for the treatment of weight loss in cancer patients. A number of companies are developing drug candidates for muscle wasting applications, including, but not limited to: Eli Lilly & Co., which is conducting Phase 1 clinical studies and Phase 2 clinical trials for LY2495655, and Pfizer Inc., which is conducting Phase 1 clinical studies for PF-06252616, both of which are myostatin antibodies, to evaluate their ability to increase and improve muscle mass in various patient populations; Novartis Corporation, which is conducting Phase 1 clinical studies and Phase 2 clinical trials for BYM338, an ActR2B antibody, to evaluate its ability to build muscle in patients with various muscle-wasting conditions; Ligand Pharmaceuticals, which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; Regeneron Pharmaceuticals, Inc., which is developing REGN1033, a myostatin antibody, in collaboration with Sanofi-Aventis for sarcopenia; Acceleron Pharma, Inc., which is developing ACE-083, a modified cysteine knot ligand trap of the TGF-ß superfamily, for diseases in which improved muscle strength may provide a clinical benefit, such as inclusion body myositis and certain forms of muscular dystrophy; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator for cachexia.

There are numerous approved products and therapies for ovarian cancer, and a number of companies are or may be developing new treatments for ovarian cancer and other solid tumors. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell STM 434. Approved drug therapies for ovarian cancer include: chemotherapy with platinum compounds such as cisplatin or carboplatin and taxane compounds such as paclitaxel or docetaxel; bevacizumab in combination with a chemotherapy compound such as liposomal doxorubicin, paclitaxel or topotecan; olaparib in patients with deleterious or suspected deleterious germline breast cancer susceptibility gene, known as BRCA, mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy; and hormone therapies including goserelin, leuprolide, tamoxifen, letrozole, anastrozole and exemestane. A number of companies are developing drug candidates for ovarian cancer and other solid tumors, including, but not limited to Genentech/Roche, which is developing bevacizumab (Avastin) and other potential drug therapies.

There currently are no FDA or EMA approved products for the treatment of EBV-LPD. However, some approved products and therapies are used off-label in the treatment of EBV-LPD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-LPD, including, but not limited to: Cell Medica, which is conducting Phase 2 clinical studies for Cytorex EBV, an autologous EBV specific T-cell therapy in NK/T-cell lymphoma; and Adcyte, which has licensed multi-virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor. Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection, including, but not limited to: Shire, which is conducting Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck, which is conducting Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Chimerix, which is conducting Phase 3 clinical trials for brincidofovir, a lipid conjugated nucleotide analogue of cidofovir; Cell Medica, which is conducting Phase 3 clinical trials for Cytovir CMV, a CMV-specific cell therapy product derived from primary HCT transplant donors; and Adcyte, which has licensed multi-virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor.

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

As of March 31, 2015, we had 23 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, manufacturing, sales, marketing, financial and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through March 31, 2015, the reported sale price of our common stock has fluctuated between $9.66 and $43.66 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

As of March 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together owned more than 80% of our outstanding voting stock, assuming no exercise of outstanding options. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of April 30, 2015, we have 24,364,115 shares of common stock outstanding.  Moreover, holders of an aggregate of 14,133,898 shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and certain lock-up agreements

We are an “emerging growth company” and are taking advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of our common stock or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus dated October 15, 2014 and filed with the SEC on October 16, 2014.

In February 2015, we completed a follow-on public offering, in which 4,147,358 shares of our common stock (including 509,025 shares from the partial exercise by the underwriters of their option to purchase additional shares) were sold at a price to the public of $18.00 per share, resulting in gross proceeds of $74.7 million to the Company. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333- 201728), which was declared effective by the SEC on February 11, 2015. Goldman Sachs & Co. and Citigroup Global Markets, Inc. acted as joint book-running manager of the offering and as representatives of the underwriters. Jeffries Group Inc. acted as co-manager for the offering. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated.

We received aggregate net proceeds from the offering of approximately $69.4 million, after deducting approximately $4.5 million of underwriting discounts and commissions and offering-related expenses estimated to be approximately $0.8 million.

No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of our common stock or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. There has been no material change in the planned use of proceeds from our follow-on offering as described in the final prospectus dated February 11, 2015 and filed with the SEC on February 12, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.29†	Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated September 19, 2014.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document					X

101.SCH(2)	XBRL Schema Document					X

101.CAL(2)	XBRL Calculation Linkbase Document					X

101.LAB(2)	XBRL Labels Linkbase Document					X

101.PRE(2)	XBRL Presentation Linkbase Document					X

101.DEF(2)	XBRL Definition Linkbase Document.					X

†	Confidential treatment has been requested for a portion of this exhibit.

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Atara Biotherapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARA BIOTHERAPEUTICS, INC.
Date: May 11, 2015
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath
John F. McGrath
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.29†	Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated September 19, 2014.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS(2)	XBRL Instance Document					X

101.SCH(2)	XBRL Schema Document					X

101.CAL(2)	XBRL Calculation Linkbase Document					X

101.LAB(2)	XBRL Labels Linkbase Document					X

101.PRE(2)	XBRL Presentation Linkbase Document					X

101.DEF(2)	XBRL Definition Linkbase Document.					X

†	Confidential treatment has been requested for a portion of this exhibit.

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(2)

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.