Form 10-Q
period 2015-06-30
Atara Biotherapeutics, Inc.
filed 2015-08-07
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2015 was 28,512,957 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$26,190	$21,897
Short-term available-for-sale investments	128,841	82,219
Prepaid expenses and other current assets	5,603	1,910
Total current assets	160,634	106,026
Property and equipment, net	42	48
Other assets	426	48
Total assets	$161,102	$106,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,703	$440
Accrued compensation	924	1,225
Income tax payable	1	1
License fee payable to Memorial Sloan Kettering Cancer Center ("MSK")	4,500	—
Other accrued liabilities	4,516	1,058
Total current liabilities	11,644	2,724
Other long-term liabilities	203	216
Total liabilities	11,847	2,940

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock—$0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock—$0.0001 par value, 500,000,000 shares authorized; 24,151,734 and 19,692,937 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	214,313	144,169
Accumulated other comprehensive loss	(66)	(100)
Accumulated deficit	(64,994)	(40,889)
Total stockholders’ equity	149,255	103,182
Total liabilities and stockholders’ equity	$161,102	$106,122

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Expenses:
Research and development	$7,007	$2,110	$12,774	$5,091
Research and development costs paid to Amgen	—	1,066	—	1,066
In-process research and development license acquired from MSK	4,500	—	4,500	—
General and administrative	3,601	1,358	7,145	5,454
Total operating expenses	15,108	4,534	24,419	11,611
Loss from operations	(15,108)	(4,534)	(24,419)	(11,611)
Interest and other income	163	23	316	29
Loss before provision for income taxes	(14,945)	(4,511)	(24,103)	(11,582)
Provision (benefit) for income taxes	—	—	2	(22)
Net loss	$(14,945)	$(4,511)	$(24,105)	$(11,560)

Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	(48)	11	34	—
Other comprehensive gain (loss)	(48)	11	34	—
Comprehensive loss	$(14,993)	$(4,500)	$(24,071)	$(11,560)

Net loss per common share:
Basic and diluted net loss per common share	$(0.62)	$(3.37)	$(1.04)	$(8.89)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	24,224	1,337	23,079	1,300

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months
	ended June 30,
	2015	2014
Operating activities
Net loss	$(24,105)	$(11,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11	2
Amortization of investment premiums and discounts	880	138
Stock-based compensation expense	5,053	3,844
Interest accrued on notes receivable from stockholder	—	(2)
Changes in operating assets and liabilities:
Other assets	(24)	1
Prepaid expenses and other current assets	(3,314)	(264)
Accounts payable	1,162	(29)
Income tax payable	—	(92)
Other accrued liabilities	3,247	355
License fee payable to MSK	4,500	—
Accrued compensation	(301)	28
Other long-term liabilities	27	—
Net cash used in operating activities	(12,864)	(7,579)
Investing activities
Purchase of short-term investments	(111,325)	(24,987)
Maturities of short-term investments	63,510	—
Purchase of property and equipment	(5)	(5)
Net cash used in investing activities	(47,820)	(24,992)
Financing activities
Proceeds from sale of common stock, net of offering costs	69,487	—
Taxes paid related to net share settlement of restricted stock units	(4,468)	—
Repayment of notes receivable from stockholder	—	337
Proceeds from sale of convertible preferred stock	—	13,500
Offering costs incurred in connection with sale of convertible preferred stock	—	(19)
Offering costs incurred in anticipation of public filing	(42)	(1,083)
Net cash provided by financing activities	64,977	12,735
Increase (decrease) in cash and cash equivalents	4,293	(19,836)
Cash and cash equivalents-beginning of period	21,897	51,615
Cash and cash equivalents-end of period	$26,190	$31,779

Non-cash financing activities
Issuance of common stock upon vesting of stock awards	$40	$45
Change in other long-term liabilities related to non-vested stock awards	$(40)	$(45)
Proceeds receivable from option exercises	$32	$—
Offering costs in anticipation of public filing included in other accrued liabilities and accounts payable	$312	$313
Supplemental cash flow disclosure—Cash paid for income taxes	$2	$70

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we” or “our”) was incorporated in August 2012 in Delaware. We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics for serious unmet medical needs, with an initial focus on muscle wasting conditions, oncology and viral-associated diseases. We have two groups of product candidates: molecularly targeted biologics and allogeneic, or third-party derived, antigen-specific T-cells, a type of white blood cell. Our product candidate portfolio was acquired through licensing arrangements with Amgen Inc. (“Amgen”) and Memorial Sloan Kettering Cancer Center (“MSK”) in exchange for convertible preferred stock, common stock, milestone payments and commitments for future royalties. See Note 4 for further information.

In February 2015, we completed a follow-on offering of 4,147,358 shares of common stock at an offering price to the public of $18.00 per share.  We received net proceeds of approximately $69.5 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2015, we completed a follow-on offering of 3,980,768 shares of common stock at an offering price to the public of $52.00 per share.  We received net proceeds of approximately $193.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

On March 31, 2014, our board of directors approved and we implemented a recapitalization (the “Recapitalization”) in which (a) all the outstanding shares of common stock of Atara were cancelled and forfeited by existing stockholders and (b) the stockholders of Nina, Pinta and Santa Maria exchanged their existing common and convertible preferred stock for newly-issued shares of Atara, with the same rights and privileges as the outstanding capital stock of Nina, Pinta and Santa Maria. The shares were exchanged on a collective nine-for-one basis. The Recapitalization lacked economic substance as the newly-issued shares have the same rights and privileges as the previously outstanding capital stock of Nina, Pinta and Santa Maria and there was no change in ownership percentages of the individual stockholders. As a result of the Recapitalization, Nina, Pinta and Santa Maria became wholly owned subsidiaries of Atara effective March 31, 2014. The Recapitalization is considered a tax-free exchange for US federal income tax purposes.

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

Liquidity

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. At June 30, 2015, we had an accumulated deficit of $65.0 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

Net Loss per Common Share

Basic and diluted net loss per common share is presented, giving effect to the Recapitalization, including cancellation of existing Atara common stock and a nine-for-one share exchange. Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive. Our restricted stock awards are considered to be participating securities as they are entitled to participate in undistributed earnings with shares of common stock. Due to net losses, there is no impact on the net loss per common share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.

Potentially dilutive securities, which include convertible preferred stock, unvested restricted common stock awards, unvested restricted stock units and vested and unvested options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per common share and be antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following shares of potentially dilutive securities give effect to the Recapitalization, and have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	12,298,535	—	12,223,577
Unvested restricted common stock	416,207	702,752	451,913	738,276
Unvested restricted stock units	564,821	—	599,162	—
Vested and unvested options	470,094	—	287,346	—
	1,451,122	13,001,287	1,338,421	12,961,853

In addition, 123,433 and 676,158 options have been excluded from the above table for the three and six months ended June 30, 2015, respectively, as the exercise prices of the underlying options were greater than the average fair value of our common stock for the periods presented.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, that simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. The ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and early application is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, that provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. This ASU will be effective for annual periods beginning after December 15, 2015, and early application is permitted. The adoption of this standard is not expected to have a material impact on our financial statements

In August 2014, the FASB issued a new accounting standard to provide guidance on the presentation of management’s plans, when conditions or events raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for fiscal years ending after December 15, 2016.  The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued a new accounting standard, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in the current standard, Revenue Recognition.  The new standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In July 2015, the FASB deferred the effective date of this standard by one year and the new standard is effective for fiscal years beginning after December 15, 2017.  We will evaluate the application of this standard on our financial statements and disclosures when we enter into any contracts with customers.

3.	Fair Value of Financial Instruments

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

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

		Quoted	Significant
		Prices in	Other
	Total	Active Markets	Observable Inputs
	Fair Value	(Level 1)	(Level 2)
	(in thousands)
At June 30, 2015:
Cash equivalents:
Money market funds	$25,880	$25,880	$—
Agency bonds	185	—	185
Corporate bonds	96	—	96
Total cash equivalents	$26,161	$25,880	$281
Short-term available-for-sale investments:
Corporate bonds	$98,245	$—	$98,245
Agency bonds	17,513	—	17,513
Asset-backed securities	13,083	—	13,083
Total short-term available-for-sale investments	$128,841	$—	$128,841

At December 31, 2014:
Cash equivalents:
Money market funds	$18,141	$18,141	$—
Agency bonds	1,750	—	1,750
Corporate bonds	2,006	—	2,006
Total cash equivalents	$21,897	$18,141	$3,756
Short-term available-for-sale investments:
Corporate bonds	$57,958	$—	$57,958
Agency bonds	10,764	—	10,764
Treasury bonds	465	—	465
Commercial paper	1,200	—	1,200
Asset-backed securities	11,832	—	11,832
Total short-term available-for-sale investments	$82,219	$—	$82,219

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

Short-term available-for-sale investments are carried at fair value and are included in the tables above under short-term investments. The aggregate market value, cost basis, and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:

	Total	Total	Total
	Amortized	Unrealized	Unrealized	Total
	Cost	Gain	Loss	Fair Value
	(in thousands)
At June 30, 2015:
Corporate bonds	$98,321	$6	$(82)	$98,245
Agency bonds	17,507	9	(3)	17,513
Asset-backed securities	13,079	6	(2)	13,083
Total short-term available-for-sale investments	$128,907	$21	$(87)	$128,841

At December 31, 2014:
Corporate bonds	$58,046	$1	$(89)	$57,958
Agency bonds	10,769	—	(5)	10,764
Treasury bonds	466	—	(1)	465
Commercial paper	1,200	—	—	1,200
Asset-backed securities	11,838	2	(8)	11,832
Total short-term available-for-sale investments	$82,319	$3	$(103)	$82,219

The amortized cost and fair value of short-term available-for-sale investments, by contractual maturity, were as follows:

	Total
	Amortized	Total
	Cost	Fair Value
	(in thousands)
At June 30, 2015:
Maturing within one year	$86,980	$86,926
Maturing in one to five years	41,927	41,915
Total short-term available-for-sale investments	$128,907	$128,841

At December 31, 2014:
Maturing within one year	$56,752	$56,714
Maturing in one to five years	25,567	25,505
Total short-term available-for-sale investments	$82,319	$82,219

4.	Significant Agreements

Amgen License Agreements - In September 2012, we entered into three license agreements with Amgen, one of our investors, for the development, manufacturing, use and distribution of products using certain proprietary compounds. Under the terms of these agreements, we paid $250,000 and issued 5,538,462 shares of Series A-1 convertible preferred stock (615,384 shares after giving effect to the Recapitalization) to Amgen. We are obligated to make additional payments to Amgen of up to $86.0 million upon the achievement of certain development and regulatory approval milestones. Of these milestone payments, $14.0 million relate to milestones for clinical trials. The remaining $72.0  million relate to milestones for regulatory approvals in various territories and are anticipated to be made no earlier than 2017. Thereafter, we are obligated to make tiered payments based on achievement of commercial milestones based upon net sales levels. The maximum payments would be $206.0 million based on sales of over $1.0 billion for each of three products in a calendar year. We are also obligated to pay mid-single-digit percentage tiered royalties on future net sales of products which are developed and approved as defined by the agreements. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and product-by-product basis, until the later of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, (b) loss of regulatory exclusivity or (c) 10 years after the first commercial sale of the applicable licensed product in the applicable country. These agreements expire at the end of all royalty obligations to Amgen and, upon expiration, the licenses will be fully paid, royalty-free, irrevocable and non-exclusive. As of June 30, 2015 and December 31, 2014, there were no outstanding obligations due to Amgen.

At June 30, 2015, Amgen owns approximately 6.0% of our outstanding voting capital stock. Amgen does not have any rights to participate in our product candidates’ development and is not represented on our board of directors.

MSK Agreements – In September 2014, we entered into an exclusive option agreement with MSK under which we had the right to acquire the exclusive worldwide license rights to the three clinical stage T-cell therapies of MSK.  The initial option period was for twelve months, with extensions available to extend the term up to 27 months at the option of Atara.  Under the terms of the option agreement, we were obligated to use reasonable efforts to prepare a request to be submitted to the US Food and Drug Administration (the “FDA”) regarding a meeting to discuss pivotal trials for one of the clinical stage T-cell therapies.  In exchange for the exclusive option, we paid MSK $1.25 million in cash and issued 59,761 shares of our common stock to MSK.  At the time of issuance, we estimated the fair value of the common stock issued to MSK to be $750,000.  This total of $2.0 million was recorded as research and development expense in our condensed consolidated and combined statement of operations and comprehensive loss in the third quarter of 2014.

In June 2015, we exercised our option and entered into an exclusive license agreement with MSK.  In connection with the execution of the License Agreement, Atara is obligated to make an upfront cash payment to MSK of $4.5 million and this amount has been recorded as research and development expense in our condensed consolidated and combined statement of operations and comprehensive loss in the second quarter of 2015. Atara is obligated to make additional payments of up to $33.0 million to MSK based on achievement of specified development, regulatory and sales-related milestones, as well as escalating mid single-digit royalties based on future sales of products resulting from the development of the licensed product candidates. In addition, under certain circumstances, we must make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also obligated to pay a low double-digit percentage of consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the later of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

Patent Obligations – Under the terms of our license agreements with Amgen and MSK, we pay costs related to the preparation, filing, prosecution, defense and maintenance of the patents covered by the license agreements.  During the three months ended June 30, 2015 and 2014, we incurred expenses of $330,516 and $176,638, respectively, related to the preparation, filing and maintenance of patents. During the six months ended June 30, 2015 and 2014, patent costs were $839,434 and $394,710. These patent costs were recorded in the condensed consolidated and combined statement of operations and comprehensive loss as general and administrative expenses.

5.	Commitments and Contingencies

Operating Leases

Rent expense for the three months ended June 30, 2015 and 2014 was $98,226 and $15,113, respectively.   Rent expense for the six months ended June 30, 2015 and 2014 was $179,446 and $29,753, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2015 and December 31, 2014.

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

The amounts paid for both restricted stock purchases were initially recorded as other long-term liabilities. As shares vest, we reclassify liabilities to equity and report shares as outstanding in the condensed consolidated and combined financial statements. On March 31, 2014, the shares were exchanged for 1,335,384 shares of Atara common stock.  At June 30, 2015, 958,702 shares had vested and are classified as equity. Restricted stock shares not vested at June 30, 2015 totaled 376,683 shares and are expected to vest over two years.

As both the Chief Executive Officer and the Atara employee were consultants of Nina, Pinta and Santa Maria through the Recapitalization date, we accounted for these awards as non-employee stock-based awards. Following the Recapitalization, these awards were accounted as employee awards based upon the fair market value of common stock on March 31, 2014. Stock-based compensation expense related to these awards is recorded using an accelerated graded vesting model and was $265,893 and $523,920 for the three months ended June 30, 2015 and 2014, respectively, and $589,119 and $3.8 million for the six months ended June 30, 2015 and 2014, respectively.  The unrecognized stock-based compensation expense related to this unvested restricted stock was $594,642 at June 30, 2015 and this expense is expected to be recognized over a weighted-average period of 0.68 years.  The aggregate intrinsic value of unvested restricted stock is $19.8 million at June 30, 2015.

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

The number of shares of our common stock reserved for issuance pursuant to stock awards under our 2014 plan will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 5% of the number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.  The number of shares of our common stock available for issuance under the 2014 plan is 2,061,228 at June 30, 2015.

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

Restricted Stock Units and Awards

The RSUs granted prior to our initial public offering had a time-based service condition and a liquidity-based performance condition, and vest when both conditions are met. We determined that the liquidity-based performance condition was not probable of occurring and recorded no stock-based compensation expense related to the RSUs prior to our initial public offering.  Upon the closing of our initial public offering in October 2014, we recorded $3.8 million of stock-based compensation expense in our consolidated and combined statement of operations and comprehensive loss for the quarter ended December 31, 2014.  The remaining unrecognized stock-based compensation expense relating to nonvested RSUs will be recognized as the RSUs vest over the remaining service periods through 2018. As of June 30, 2015, there was $3.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.31 years. The aggregate intrinsic value of the RSUs outstanding at June 30, 2015 was $32.6 million.

The following is a summary of RSU activity, including the restricted stock award discussed above, under our 2014 plan:

	Restricted Stock Awards		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	112,740	$0.40	619,303	$4.64
Granted	—	—	87,600	$25.15
Forfeited	—	—	(2,645)	8.59
Vested	(32,211)	$0.40	(168,546)	$5.92
Unvested at June 30, 2015	80,529	$0.40	535,712	$7.57

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding obligations for employee income and other employment taxes.  During 2015, we settled 285,259 RSUs, of which 281,391 RSUs were net settled by withholding 119,684 shares.  The value of these withheld RSUs was $4.4 million, based on the closing price of our common stock on the settlement date.  This amount was remitted to the appropriate taxing authorities and $4.4 million has been reflected as a financing activity in our consolidated and combined statement of cash flows. These withheld shares are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculated earnings per share, and these shares were returned to the shares reserved for issuance under our 2014 plan and are available for future issuance.

Stock Options

The following is a summary of option activity under our 2014 plan:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	623,936	$13.69
Granted (weighted-average grant date fair value of $15.32 per share)	802,099	27.09
Exercised	(2,595)	12.55
Forfeited	(3,758)	20.44
Balance at June 30, 2015	1,419,682	$21.25	6.45	$44,740,905

Stock options vested and expected to vest at June 30, 2015	1,419,682	$21.25	6.45	$44,740,905

Exercisable at June 30, 2015	118,380	$17.18	6.35	$4,211,691

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2015 and the exercise price of outstanding, in-the-money options. As of June 30, 2015, there was $14.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.22 years.

The fair value of options issued during 2015 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Employees	Non Employees	Employees	Non Employees

Risk-free interest rate	1.7% - 1.9%	—	1.3% - 1.9%	1.6%
Expected life of options in years	4.5	—	4.5	6.9
Expected volatility of underlying stock	71.1% - 73.4%	—	71.1% - 73.4%	70.1%
Expected dividend yield	0.0%	—	0.0%	0.0%

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows (in thousands):

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Research and development	$1,251	$127	$2,540	$832
General and administrative	1,318	397	2,513	3,012
	$2,569	$524	$5,053	$3,844

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel therapeutics for serious unmet medical needs, with an initial focus on muscle wasting conditions, oncology and viral-associated diseases. We have two groups of product candidates: molecularly targeted biologics and allogeneic, or third-party derived, antigen-specific T-cells, a type of white blood cell. Our molecularly targeted product candidates are biologics that inhibit myostatin and activin, members of the Transforming Growth Factor-Beta, or TGF-ß, protein superfamily, which play roles in the growth and maintenance of muscle and many other body tissues. Our lead molecularly targeted product candidate, PINTA 745, is in a Phase 2 clinical trial for protein energy wasting, a condition affecting many end-stage renal disease patients. Our second molecularly targeted product candidate is STM 434. We commenced a Phase 1 clinical study of STM 434 for ovarian cancer and other solid tumors in 2014. We have five additional molecularly targeted product candidates that modulate the TGF-ß pathway in preclinical development. Our T-cell product candidates arise from a platform technology designed to produce off-the-shelf, partially human leukocyte antigen matched cellular therapeutics. We licensed these product candidates from MSK in June 2015. Our initial T-cell product candidates target viral- or cancer-specific antigens and are designed to harness the body’s immune system to counteract specific viral infections and cancers. Our most advanced T-cell product candidate, EBV-CTL, is in Phase 2 clinical trials for malignancies associated with Epstein-Barr Virus, including EBV-associated lymphoproliferative diseases, or EBV-LPD. EBV-LPD is a cancer affecting some patients who have received an allogeneic hematopoietic cell transplant, or HCT, or a solid organ transplant, or SOT, or are otherwise immunocompromised. In February 2015, the US Food and Drug Administration, or the FDA, granted Breakthrough Therapy designation for EBV-CTL in the treatment of rituximab-refractory EBV-LPD after HCT, commonly known as bone marrow transplant. Our second T-cell product candidate, CMV-CTL, is in Phase 2 clinical trials for cytomegalovirus, or CMV, infection that occurs in some patients who have received an HCT, SOT, or are otherwise immunocompromised. Our third T-cell product candidate, WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1 and is currently in Phase 1 clinical studies. We intend to license or acquire additional product candidates to develop and commercialize.

Our current product candidate portfolio was acquired through licensing arrangements with Amgen and MSK in exchange for convertible preferred stock, common stock and future milestone payments and royalties. Through these arrangements, we obtained licenses to patent rights and the ability to use certain proprietary know-how to develop and commercialize our portfolio of product candidates.  We are responsible for obtaining all regulatory approvals and developing commercial scale manufacturing processes to enable eventual commercialization of these product candidates.

We have only a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations.

In February 2015, we completed a follow-on public offering of 4,417,358 shares of common stock at an offering price of $18.00 per share.  We received net proceeds of approximately $69.5 million after deducting underwriting discounts and commissions and offering expenses.

In July 2015, we completed a follow-on public offering of 3,980,768 shares of common stock at an offering price of $52.00 per share.  We received net proceeds of approximately $193.9 million after deducting underwriting discounts and commissions and offering expenses.

We have never generated revenues and have incurred net losses since inception. Our net loss was $24.1 million for the six months ending June 30, 2015 and as of June 30, 2015, we had an accumulated deficit of $65.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. Our cash and cash equivalents and short-term available-for-sale investment balances at June 30, 2015 totaled $155.0 million, which we intend to use to fund our operations.

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

On March 31, 2014, we implemented a recapitalization in which (a) all the outstanding shares of common stock of Atara were cancelled and forfeited by existing stockholders and (b) the stockholders of Nina, Pinta and Santa Maria exchanged their existing common and convertible preferred stock for newly-issued shares of Atara, in the same proportions and with the same rights and privileges as the outstanding capital stock of Nina, Pinta and Santa Maria, on a collective nine-for-one basis. Atara assumed the separate equity incentive plans sponsored by Nina, Pinta and Santa Maria and all outstanding RSUs and restricted stock awards granted under such plans. At the time of RSU settlement, each employee or consultant will receive one share of common stock of Atara for three RSUs in each of Nina, Pinta, and Santa Maria (collectively, a nine-for-one exchange). We refer to this transaction as our recapitalization. As a result of the recapitalization, Nina, Pinta and Santa Maria became wholly owned subsidiaries of Atara effective March 31, 2014. The recapitalization was accounted for as a combination of businesses under common control and the assets and liabilities of Nina, Pinta and Santa Maria were recorded by Atara at their historical carrying amounts on March 31, 2014. Beginning March 31, 2014, our financial statements are presented on a consolidated basis. Except as otherwise noted, all share and per share amounts presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” give effect to the recapitalization.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	increase enrollment and completion of our Phase 2 clinical trial of PINTA 745;
•	increase enrollment and completion of our Phase 1 clinical study of STM 434;
•	rapidly advance EBV-CTL in clinical development for the treatment of EBV-LPD after HCT and SOT;
•	develop CMV-CTL based on existing clinical proof of concept data in refractory CMV infection after HCT;
•	continue development of WT1-CTL and collaborate with MSK in the discovery and development of additional T-cell programs;
•	expand our t-cell platform into other indications or viral targets;
•	process development and manufacturing of drug supply to support clinical trials and IND-enabling studies; and
•	leverage our relationships and experience to in-license or acquire additional product candidates for development.

In addition, we believe it is important to invest in the development of new product candidates to continue to build the value of our product candidate pipeline and our business. We plan to continue to advance our most promising early product candidates into preclinical development with the objective to advance these early-stage programs to human clinical studies over the next several years.

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

Emerging Growth Company Status

We are an “emerging growth company” as defined in the JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements. As an “emerging growth company”:

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

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Research and development expenses

Research and development expenses consisted of the following costs by program:

	Three months
	ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
PINTA 745	$1,433	$611	$822
STM 434	628	1,833	(1,205)
ATA 842 and other pipeline programs	1,825	68	1,757
T-cell therapy programs	4,587	—	4,587
Employee and overhead costs	3,034	664	2,370
Total research and development expense	$11,507	$3,176	$8,331

PINTA 745 program costs increased by $0.8 million in 2015 compared to 2014 due to increased clinical development and production costs to support our ongoing Phase 2 clinical trial that commenced during the fourth quarter of 2013.  We anticipate that PINTA 745 costs will continue to increase in 2015 as we incur additional costs to manufacture future clinical drug supply to support our ongoing and future clinical trials.

STM 434 program costs decreased by $1.2 million in 2015 as compared to the prior period primarily due to a $1.0 million license payment to Amgen made in the second quarter of 2014.  In addition, we incurred higher outside production costs in 2014 to manufacture clinical drug supply for our Phase 1 clinical study that commenced in the second half of 2014.  We anticipate that STM 434 costs will increase in the second half of 2015 due to the timing of manufacturing costs associated with the production of additional clinical drug supply and continued enrollment of our ongoing clinical trial.

ATA 842 and other pipeline program costs increased by $1.8 million in 2015 as compared to 2014 primarily due to preclinical development and production activities.

T-cell therapy program costs increased by $4.6 million in 2015 due to the June 2015 exercise of our option to license T-cell therapies from MSK.  In connection with the execution of the license agreement, we agreed to make an upfront cash payment of $4.5 million to MSK and this amount has been recorded as research and development expense in the second quarter of 2015.

Employee and overhead costs increased by $2.4 million in 2015 as compared to 2014 primarily as a result of a $1.1 million increase in stock-based compensation and a $0.9 increase in payroll-related costs driven by increased headcount.

General and administrative expenses

	Three months
	ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
General and administrative expense	$3,601	$1,358	$2,243

General and administrative expenses increased $2.2 million in 2015 as compared to 2014 primarily due to a $0.9 million increase in stock-based compensation. Higher legal expenses, payroll-related costs driven by increased headcount and other outside services also contributed to the increase in general and administrative expenses.

Comparison of the Six Months Ended June 30, 2015 and 2014

Research and development expenses

Research and development expenses consisted of the following costs by program:

	Six months
	ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
PINTA 745	$2,909	$1,136	$1,773
STM 434	1,291	3,150	(1,859)
ATA 842 and other pipeline programs	2,806	80	2,726
T-cell therapy programs	4,708	—	4,708
Employee and overhead costs	5,560	1,791	3,769
Total research and development expense	$17,274	$6,157	$11,117

PINTA 745 program costs increased by $1.8 million in 2015 compared to 2014 primarily due to increased clinical development and production costs to support our ongoing Phase 2 clinical trial that commenced during the fourth quarter of 2013.  We anticipate that PINTA 745 costs will continue to increase in 2015 as we incur additional costs to manufacture future clinical drug supply to support our ongoing and future clinical trials.

STM 434 program costs decreased by $1.9 million in 2015 as compared to the prior period due to a $1.0 million license payment to Amgen made in the second quarter of 2014.  In addition, we incurred higher outside production costs in 2014 to manufacture clinical drug supply for our Phase 1 clinical study that commenced in the second half of 2014.  We anticipate that STM 434 costs will increase in the second half of 2015 due to the timing of manufacturing costs associated with the production of additional clinical drug supply and continued enrollment of our ongoing clinical trial.

ATA 842 and other pipeline program costs increased by $2.7 million in 2015 as compared to 2014 primarily due to preclinical development and production activities.

T-cell therapy program costs increased by $4.7 million in 2015 due to the June 2015 exercise of our option to license T-cell therapies from MSK.  In connection with the execution of the license agreement, we agreed to make an upfront cash payment of $4.5 million to MSK and this amount has been recorded as research and development expense in the second quarter of 2015.

Employee and overhead costs increased by $3.8 million in 2015 as compared to 2014 primarily as a result of a $1.7 million increase in stock-based compensation and a $1.4 million increase in payroll-related costs driven by increased headcount.

General and administrative expenses

	Six months
	ended June 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
General and administrative expense	$7,145	$5,454	$1,691

General and administrative expenses increased by $1.7 million in 2015 compared to 2014 primarily due to higher payroll-related costs driven by increased headcount, higher legal costs and higher director and officer insurance premiums.  This increase was partially offset by a $0.5 million decrease in stock-based compensation due to our use of accelerated graded vesting for compensation expense associated with restricted stock awards, which resulted in higher expenses in the early periods.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2012, and we had an accumulated deficit of $65.0 million as of June 30, 2015. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market mutual funds, corporate bonds and commercial paper.  Management expects that existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

Beginning May 15, 2015 and quarterly thereafter, vested restricted stock units have been settled on a quarterly basis.  We collect payroll taxes based on the fair value of these awards by withholding a pro-rata amount of shares equivalent to the employee’s tax obligation. In the second quarter of 2015, the total payroll taxes collected and remitted on restricted stock settlements was $4.4 million.  We expect the amounts in 2016 and beyond to decrease, as the number of vested and settled RSUs decreases.

Working capital was $149.0 million as of June 30, 2015 and included in working capital were cash, cash equivalents, and short-term available-for-sale investments of $155.0 million.

Our cash, cash equivalents and short-term investments balances were as follows:

Our cash,	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$26,190	$21,897
Short-term available-for-sale investments	128,841	82,219
Total cash and cash equivalents and short-term available-for-sale investments	$155,031	$104,116

Cash Flows

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,864)	$(7,579)
Investing activities	(47,820)	(24,992)
Financing activities	64,977	12,735
Net increase (decrease) in cash and cash equivalents	$4,293	$(19,836)

Operating activities

For the six months ended June 30, 2015 and 2014, we used $12.9 million and $7.6 million, respectively, of net cash in operating activities. The $5.3 million increase in cash used in operating activities was primarily due to the $12.5 million increase in net loss, partially offset by the $4.5 million accrual related to our June 2015 license agreement with MSK and a $1.2 million increase in stock-based compensation expense.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2015 consisted primarily of $111.3 million invested in short-term available-for-sale investments, offset by maturities of $63.4 million.  Net cash used in investing activities during the six months ended June 30, 2014 consisted primarily of $25.0 million invested in short-term available-for-sale investments.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $65.0 million, consisting primarily of $69.5 million proceeds from the sale of common stock, net of offering costs.  These net proceeds were offset by $4.5 million used to pay taxes related to the net share settlement of restricted stock units in the second quarter of 2015. Net cash provided by financing activities for the six months ended June 30, 2014 was $12.7 million, consisting primarily of the $13.5 million proceeds from the sale of shares of Series B convertible preferred stock, net of offering costs.

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

We expect that our existing cash and cash equivalents will be sufficient to enable us to complete planned preclinical and clinical trials for our lead product candidates through the second half of 2018. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

During the six months ended June 30, 2015, there were no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2015, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of June 30, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes, before investing in our common stock.  If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed.  In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2015, we reported a net loss of $24.1 million and we had an accumulated deficit of $65.0 million at June 30, 2015.

We do not expect to generate revenues for many years, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving cancer immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;
•	complete and submit biologics license applications, or BLAs, to the FDA and obtain US regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities in Europe, Asia and other jurisdictions;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set a commercially viable price for our products;
•

establish and maintain supply and manufacturing relationships with reliable third parties and ensure adequate, legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	develop manufacturing and distribution processes for our novel T-cell product candidates;
•	obtain commercial quantities of our products at acceptable cost levels;
•	achieve market acceptance of our products, if any;
•	attract, hire and retain qualified personnel;
•	protect our rights in our intellectual property portfolio;
•	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own; and
•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

Our revenues for any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenues from sales of such products, even if approved. In addition, we anticipate incurring significant costs associated with commercializing any approved product candidate. As a result, even if we generate revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We expect to expend substantial resources for the foreseeable future continuing the clinical development and manufacturing of PINTA 745, STM 434, EBV-CTL, CMV-CTL and WT1-CTL and the advancement and expansion of our preclinical research pipeline, including ATA 842. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with Amgen and MSK, we are obligated to make an upfront payment to MSK of $4.5 million and additional milestone payments of up to $86.0 million to Amgen and up to $33.0 million to MSK with respect to the three licensed clinical stage T-cell programs upon the achievement of certain development, regulatory approval or commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our other product candidates if clinical trials are successful;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, together with the net proceeds from this offering, will be sufficient to fund our projected operating requirements through the second half of 2018. As of June 30, 2015, we had cash and cash equivalents and short-term investments of $155.0 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. At December 31, 2014, we had federal and state net operating loss, or NOL, carryforwards of approximately $20.6 million, which, if not utilized, begin to expire in various amounts beginning in the year 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if over a rolling three-year period, the cumulative change in our ownership exceeds 50% (as determined under applicable Treasury regulations), our ability to utilize our US NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes, including potential changes in connection with this offering. Similar rules may apply under state tax laws. Further, other provisions of the Code may limit our ability to utilize NOLs incurred before the recapitalization to offset income or gain realized after the recapitalization, unless such income or gain is realized by the same entity that originally incurred such NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. Such limitations could result in the expiration of our carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

Risks Related to the Development of Our Product Candidates

We are very early in our development efforts and have only five product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.

We are very early in our development efforts. We have five product candidates, PINTA 745, STM 434, EBV-CTL, CMV-CTL and WT1-CTL, in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	develop manufacturing and distribution processes for our novel T-cell product candidates;
•	manufacturing products at an acceptable cost;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our future success is dependent on the regulatory approval of our product candidates.

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are PINTA 745, EBV-CTL and CMV-CTL, which are in Phase 2 clinical trials, and STM 434 and WT1-CTL, which are in Phase 1 clinical studies. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, represent new therapeutic approaches that present significant challenges.

Our future success is dependent in part on the successful development of T-cell immunotherapies in general and our EBV-CTL, CMV-CTL and WT1-CTL product candidates in particular. Because these programs represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have very limited experience with the commercial development of T-cell therapies;
•

developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T-cells from the blood of such donors, activating the isolated T-cells against a specific antigen, characterizing and storing the resulting activated T-cells for future therapeutic use, selecting and delivering an appropriate partially HLA matched cell line from among the available T-cell lines, and finally infusing these activated T-cells into patients;

•	utilizing these product candidates in combination with other therapies, which may increase the risk of adverse side effects;
•	educating medical personnel regarding the potential side effect profile of each of our product candidates;
•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive these product candidates;
•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process these product candidates;
•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;
•

establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and

•	developing therapies for types of diseases beyond those initially addressed by our current product candidates.

We cannot be sure that the manufacturing processes used in connection with our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, will yield satisfactory products that are safe and effective, scalable or profitable.

Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Our existing product candidates in clinical studies or trials, and any other product candidate we advance into clinical studies or trials, may not have favorable results in later clinical studies or trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical studies or trials. Despite the results reported in earlier preclinical studies or clinical studies or trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market PINTA 745, STM 434, EBV-CTL, CMV-CTL or WT1-CTL or any of our other product candidates in any particular jurisdiction. For example, our EBV-CTL, CMV-CTL and WT1-CTL product candidates have only been evaluated in single-center studies under investigator-sponsored INDs held by MSK, and the findings may not be reproducible in multi-center studies conducted under commercially-sponsored INDs. In addition, the Phase 2 clinical trials with EBV-CTL enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-LPD after HCT and EBV-LPD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of EBV-CTL in the treatment of a single disease state for which we may later seek approval. Efficacy data from prospectively designed studies may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and clinical studies and early clinical trials.

We may experience delays in our ongoing or future clinical studies or trials and we do not know whether planned clinical studies or trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical studies or trials of any of our product candidates on clinical hold in the future. Clinical studies or trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study or trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a study or trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study or trial;
•

delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study or trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study or trial sites;

•

delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical study or trial at each site;

•	withdrawal of clinical study or trial sites from our clinical studies or trials or the ineligibility of a site to participate in our clinical studies or trials;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a study or trial;
•	delay or failure in subjects completing a study or trial or returning for post-treatment follow-up;
•	clinical sites and investigators deviating from trial protocol, failing to conduct the study or trial in accordance with regulatory requirements, or dropping out of a study or trial;
•

inability to identify and maintain a sufficient number of study or trial sites, many of which may already be engaged in other clinical study or trial programs, including some that may be for the same indication;

•	failure of our third-party clinical study or trial managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
•	delay or failure in adding new study or trial sites;
•	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

•

feedback from the FDA, the IRB, data safety monitoring boards or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol for a study or trial;

•

a decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or a recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical studies or trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a drug;
•	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in studies or trials;
•

lack of adequate funding to continue a study or trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study or trial.

Patient enrollment, a significant factor in the timing of clinical studies or trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the study or trial, the design of the clinical study or trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical studies or trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of PINTA 745, EBV-CTL or CMV-CTL or clinical studies for STM 434 or WT1-CTL or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies or trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies or trials could become too expensive to complete. We rely on CROs, other vendors and clinical study or trial sites to ensure the proper and timely conduct of our clinical studies and trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

If we experience delays in the completion or termination of any clinical study or trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical studies or trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any delays in completing our clinical studies or trials for the product candidates we have licensed from Amgen or MSK may also decrease the period of commercial exclusivity under our corresponding product candidate license from Amgen or MSK. In addition, many of the factors that could cause a delay in the commencement or completion of clinical studies or trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have applied for orphan drug status for STM 434 for ovarian cancer and for EBV-CTL for rituximab-refractory EBV-LPD after HCT. In addition, we may seek orphan drug status for EBV-CTL in EBV-LPD after SOT, for CMV-CTL in refractory CMV infection after HCT and for WT1-CTL in AML and multiple myeloma.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency, or EMA, or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical trials that we conduct. For example, if labeling is ultimately approved for PINTA 745, it will likely include restrictions on use due to the specific patient population and manner of use in which the product candidate was evaluated and the safety and efficacy data obtained in those evaluations. In addition, PINTA 745 may be required to include a boxed warning, or “black box,” regarding PINTA 745 being teratogenic, or causing fetal or embryotic malformations, in animal studies. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, current Good Clinical Practices, or GCP, current good tissue practices, or GTPs, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. For example, in the event PINTA 745 obtains regulatory approval, we believe these authorities will closely monitor the use of this product candidate to determine whether it is being used impermissibly as a muscle-builder by athletes and others. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

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

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from Amgen and MSK. We are in the process of planning for the manufacture of additional drug substance and drug product for our preclinical and clinical studies using the know-how and supplies we received from Amgen and MSK. Our CMOs will need to conduct significant development work to prepare each of our product candidates for studies, trials and commercial readiness.

The processes by which our product candidates are manufactured were initially developed by Amgen and MSK for clinical purposes. We intend to evolve these existing processes for more advanced clinical trials or commercialization. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lost consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

Additionally, the process of manufacturing biologics and cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing biologics and cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Product defects can also occur unexpectedly. For example, in April 2014, we encountered a small number of cracked vials in certain STM 434 drug product lots. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because EBV-CTL, CMV-CTL and WT1-CTL are manufactured from the blood of third-party donors, the process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination in the donor material or ingress of microbiological material at any point in the process may result in contaminated and unusable product. Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our products could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, including major operators of dialysis and cancer clinics, which could adversely affect our ability to operate our business and our results of operations.

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

We may not realize the benefits of strategic alliances that we may form in the future.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical studies and trials of EBV-CTL, CMV-CTL and WT1-CTL as well as perform the analysis, publication and presentation of data and results related to these programs. We are also relying on CROs to perform similar services for our ongoing clinical trial of PINTA 745 and clinical study of STM 434. We have also relied on studies previously conducted by Amgen and MSK. We rely on these parties for the execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

Our internal capacity for clinical trial execution and management is limited and therefore we have relied on third parties. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all. For example, in July 2014, we became aware of a draft report for a preclinical study conducted with STM 217, a compound similar to STM 434 that we also licensed from Amgen. Results from this study led to the amendment of our planned clinical trial for STM 434. Other data from studies previously conducted by Amgen or MSK may emerge in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We do not own or operate facilities for the manufacturing of our product candidates. We currently have no commitments to build our own clinical or commercial scale manufacturing capabilities. We currently rely on single source CMOs for the production of the product candidates we have licensed from Amgen and on single source suppliers of some of the materials incorporated in these product candidates. In the case of EBV-CTL, CMV-CTL and WT1-CTL, we rely on MSK for the production of these product candidates and acquisition of the materials incorporated in these product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing of PINTA 745, STM 434 and the other product candidates we have licensed from Amgen, the CMOs with whom we currently work will need to increase the scale of production and demonstrate comparability of the material produced by these CMOs to the material that was previously produced by Amgen. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of EBV-CTL, CMV-CTL and WT1-CTL, we will need to transition the manufacturing of such materials to a CMO or our own facility, and such CMOs or we will need develop relationships with suppliers of critical starting materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. Moreover, we will need to transfer the manufacturing know-how developed by and housed at MSK.  If we are not able to successfully transfer this know-how our ability to manufacture EBV-CMV, CMV-CTL and WT1-CTL may be negatively impacted. We need to identify CMOs for the production of EBV-CTL, CMV-CTL and WT1-CTL and may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our physical quality specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to GMP, and GTP-and similar foreign standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers to comply with GMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. For our two most advanced molecularly targeted product candidates, PINTA 745 and STM 434, we own or license a number of issued patents and pending patent applications covering the product candidates’ compositions of matter and methods of use. For PINTA 745, the expected expiration dates range from 2026 to 2035 for US patents and patent applications, if issued, and from 2023 to 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. For STM 434, the expected expiration dates range from 2027 through 2035 for US patents and patent applications, if issued, and from 2026 through 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the US Patent and Trademark Office, or USPTO, and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

Furthermore, the research resulting in certain of our licensed patent rights and technology was funded by the US government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to US industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, results of operations, financial condition and future prospects.

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

We have in-licensed a significant portion of our intellectual property from Amgen and MSK. If we breach any of our license agreements with Amgen or MSK, we could lose the ability to continue the development and potential commercialization of one or more of our product candidates.

We hold rights under a number of license agreements with Amgen and MSK that are important to our business. Our discovery and development platform is built, in part, around patent rights exclusively in-licensed from Amgen and MSK. The Amgen agreements generally grant us an exclusive (except as to the licenses to Amgen know-how, which are non-exclusive and limited as to their field of use), worldwide (except with regard to PINTA 745 in Japan, which was previously licensed to Takeda Pharmaceutical Company Limited) license to research, develop, improve, make, use, offer for sale, sell, import, export or otherwise exploit several classes of novel compounds, including PINTA 745 and STM 434. The MSK agreement generally grants us an exclusive license to research, develop, make, use, offer for sale, sell and import, EBV-CTL, CMV-CTL and WT1-CTL. Under our existing Amgen and MSK license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and Amgen or MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and Amgen or MSK may have a right to terminate the affected license. The loss of any or all of our license agreements with Amgen or our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

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

Interference or derivation proceedings provoked by third parties, brought by us or our licensors or collaborators, or brought by the USPTO or any non-US patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review or other preissuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceeding could require us or our licensors to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our EBV-CTL, CMV-CTL or WT1 product candidates, thus eroding our competitive position in the market. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including major operators of dialysis and cancer clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, major operators of cancer and dialysis clinics and patients of the drug as a safe and effective treatment;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our novel T-cell product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or major operators of dialysis and cancer clinics, we will not be able to generate significant revenues, which would compromise our ability to become profitable. In particular, the dialysis industry is dominated by two companies, DaVita Healthcare Partners and Fresenius. In the event PINTA 745 fails to be accepted by either of these companies, our ability to generate revenues from PINTA 745 and become profitable could be adversely affected.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician- administered drugs. In particular, all Medicare payments for dialysis treatments to ESRD patients are now made under a single bundled payment rate that provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. Unless we are able to secure an exemption, PINTA 745 may be subject to the bundled payment system. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. The Center for Medicare and Medicaid Services, or CMS, the agency that runs the Medicare program, also has the authority to revise reimbursement rates, including under the bundled payment system, and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. While the Medicare Modernization Act and Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

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

There currently are no FDA or EMA approved products for the treatment of EBV-LPD. However, some approved products and therapies are used off-label in the treatment of EBV-LPD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-LPD and other EBV associated diseases including: Cell Medica Ltd., or Cell Medica, which is conducting Phase 2 clinical studies for Cytorex EBV, an autologous EBV specific T-cell therapy in NK/T-cell lymphoma; Adcyte LLC, or Adcyte, which has licensed multi-virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor and ViraCyte, which has licensed virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including: Shire Plc, or Shire, which is conducting Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which is conducting Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Chimerix, Inc., or Chimerix, which is conducting Phase 3 clinical trials for brincidofovir, a lipid conjugated nucleotide analogue of cidofovir; Cell Medica, which is conducting Phase 3 clinical trials for Cytovir CMV, a CMV-specific cell therapy product derived from primary HCT transplant donors; Adcyte, which has licensed multi-virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor and ViraCyte, which has licensed virus specific T-cells from Baylor University that are currently in clinical trials sponsored by Baylor.

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

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or noncompetitive before we can recover the expenses of development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As of June 30, 2015, we had 31 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of EBV-CTL, CMV-CTL and WT1-CTL as a result of our recent exercise of our option to license these programs from MSK. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our clinical studies and trials effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies and trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

•

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

Our internal computer systems, and those of MSK, our CROs and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through July 31, 2015, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

As of June 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together owned more than [70%] of our outstanding voting stock, assuming no exercise of outstanding options. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of July 31, 2015, we have 28,512,957 shares of common stock outstanding.  Moreover, certain shares of our common stock will be restricted as a result of lock-up agreements and certain holders of shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock, including the shares of common stock sold in this offering.

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

Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that will:

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In October 2014, we completed our initial public offering in which 5,750,000 shares of our common stock (including 750,000 shares from the full exercise by the underwriters of their option to purchase additional shares) were sold at a price to the public of $11.00 per share, resulting in net proceeds of $55.8 million to the Company. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-196936), which was declared effective by the SEC on October 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus dated October 15, 2014 and filed with the SEC on October 16, 2014. As of June 30, 2015, we had used approximately $22.3 million of the proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.30†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.31+	Offer letter agreement by and between Atara Biotherapeutics, Inc. and Heather D. Turner, dated June 4, 2015	S-1/A	333-205347	10.31	07/07/2015

10.32†	Amendment Number One to the Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated June 12, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

†	Confidential treatment has been granted for certain information contained in this exhibit.
+	Indicates management contract or compensatory plan or arrangement.

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
Date: August 6, 2015
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath
John F. McGrath
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.30†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.31+	Offer letter agreement by and between Atara Biotherapeutics, Inc. and Heather D. Turner, dated June 4, 2015	S-1/A	333-205347	10.31	07/07/2015

10.32†	Amendment Number One to the Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated June 12, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

†	Confidential treatment has been granted for certain information contained in this exhibit.
+	Indicates management contract or compensatory plan or arrangement.

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.