Form 10-Q
period 2015-09-30
Atara Biotherapeutics, Inc.
filed 2015-11-06
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2015 was 28,631,144 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$54,466	$21,897
Short-term available-for-sale investments	279,799	82,219
Prepaid expenses and other current assets	5,970	1,910
Total current assets	340,235	106,026
Property and equipment, net	46	48
Other assets	98	48
Total assets	$340,379	$106,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,853	$440
Accrued compensation	1,562	1,225
Income tax payable	1	1
Other accrued liabilities	3,034	1,058
Total current liabilities	6,450	2,724
Other long-term liabilities	181	216
Total liabilities	6,631	2,940

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock—$0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock—$0.0001 par value, 500,000,000 shares authorized; 28,326,096 and 19,692,937 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	2
Additional paid-in capital	410,556	144,169
Accumulated other comprehensive income (loss)	51	(100)
Accumulated deficit	(76,862)	(40,889)
Total stockholders’ equity	333,748	103,182
Total liabilities and stockholders’ equity	$340,379	$106,122

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Expenses:
Research and development	$8,113	$4,241	$20,887	$9,332
Research and development costs paid to Amgen	—	—	—	1,066
In-process research and development license acquired from MSK	—	—	4,500	—
General and administrative	4,146	1,708	11,291	7,162
Total operating expenses	12,259	5,949	36,678	17,560
Loss from operations	(12,259)	(5,949)	(36,678)	(17,560)
Interest and other income	380	30	696	59
Loss before provision for income taxes	(11,879)	(5,919)	(35,982)	(17,501)
Provision (benefit) for income taxes	(11)	—	(9)	(22)
Net loss	$(11,868)	$(5,919)	$(35,973)	$(17,479)

Other comprehensive gain (loss), net of tax:
Unrealized gains (losses) on investments	117	(11)	151	(11)
Other comprehensive gain (loss)	117	(11)	151	(11)
Comprehensive loss	$(11,751)	$(5,930)	$(35,822)	$(17,490)

Net loss per common share:
Basic and diluted net loss per common share	$(0.43)	$(4.20)	$(1.46)	$(13.07)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	27,674,821	1,410,507	24,628,043	1,337,501

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months
	ended September 30,
	2015	2014
Operating activities
Net loss	$(35,973)	$(17,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash research and development expenses	—	750
Depreciation expense	21	4
Amortization of investment premiums and discounts	1,714	249
Stock-based compensation expense	7,287	4,328
Interest accrued on notes receivable from stockholder	—	(2)
Changes in operating assets and liabilities:
Other assets	(50)	(34)
Prepaid expenses and other current assets	(2,514)	33
Accounts payable	1,413	(37)
Income tax payable	—	(92)
Other accrued liabilities	1,976	440
Accrued compensation	337	169
Other long-term liabilities	25	—
Net cash used in operating activities	(25,764)	(11,671)
Investing activities
Purchase of investments and accrued interest	(285,390)	(28,618)
Maturities and sales of short-term investments	84,701	2,200
Purchase of property and equipment	(19)	(10)
Net cash used in investing activities	(200,708)	(26,428)
Financing activities
Proceeds from sale of common stock, net of offering costs	263,434	—
Taxes paid related to net share settlement of restricted stock units	(4,588)	—
Proceeds from exercise of stock options	195	—
Repayment of notes receivable from stockholder	—	337
Proceeds from sale of convertible preferred stock	—	13,500
Offering costs incurred in connection with sale of convertible preferred stock	—	(19)
Offering costs incurred in anticipation of public filing	—	(1,631)
Net cash provided by financing activities	259,041	12,187
Increase (decrease) in cash and cash equivalents	32,569	(25,912)
Cash and cash equivalents-beginning of period	21,897	51,615
Cash and cash equivalents-end of period	$54,466	$25,703

Non-cash financing activities
Issuance of common stock for research and development expenses related to technology licensing option	$—	$750
Issuance of common stock upon vesting of stock awards	$60	$65
Change in other long-term liabilities related to non-vested stock awards	$(60)	$(65)
Offering costs in anticipation of public filing included in other accrued liabilities and accounts payable	$—	$407
Supplemental cash flow disclosure—Cash paid for income taxes	$2	$70

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we” or “our”) was incorporated in August 2012 in Delaware. We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with unmet medical needs in diseases that have seen limited therapeutic innovation, with an initial focus on muscle wasting conditions, oncology and viral-associated diseases. Our product candidate portfolio was acquired through licensing arrangements with Amgen Inc. (“Amgen”) and Memorial Sloan Kettering Cancer Center (“MSK”) in exchange for convertible preferred stock, common stock, milestone payments and commitments for future royalties. See Note 4 for further information.

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

On March 31, 2014, our board of directors approved and we implemented a recapitalization (the “Recapitalization”) in which (a) all the outstanding shares of common stock of Atara were cancelled and forfeited by existing stockholders and (b) the stockholders of Nina, Pinta and Santa Maria exchanged their existing common and convertible preferred stock for newly-issued shares of Atara, with the same rights and privileges as the outstanding capital stock of Nina, Pinta and Santa Maria. The shares were exchanged on a collective nine-for-one basis. The Recapitalization lacked economic substance as the newly-issued shares have the same rights and privileges as the previously outstanding capital stock of Nina, Pinta and Santa Maria and there was no change in ownership percentages of the individual stockholders. As a result of the Recapitalization, Nina, Pinta and Santa Maria became wholly owned subsidiaries of Atara effective March 31, 2014. The Recapitalization is considered a tax-free exchange for U.S. federal income tax purposes.

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

Liquidity

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. At September 30, 2015, we had an accumulated deficit of $76.9 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that existing cash and cash equivalents as of September 30, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
	(in thousands)
Accrued research and development costs	$2,537	$824
Other accrued liabilities	497	234
Total	$3,034	$1,058

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

The following common stock equivalents have been excluded from the computations of diluted net loss per common share as the effect of including such securities would be antidilutive:

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Convertible preferred stock	—	12,299,184	—	12,249,056
Unvested restricted common stock	333,652	631,031	397,618	702,135
Unvested restricted stock units	453,449	—	492,716	—
Vested and unvested options	543,990	—	369,419	—
Total	1,331,091	12,930,215	1,259,753	12,951,191

In addition, options to purchase 380,083 and 240,014 shares have been excluded from the above table for the three and nine months ended September 30, 2015, respectively, as the exercise prices of the underlying options were greater than the average fair value of our common stock for the periods presented.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, that provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. This ASU will be effective for annual periods beginning after December 15, 2015, and early application is permitted. Entities may apply the new guidance either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  We adopted this standard prospectively on July 1, 2015.  Adoption of this standard did not have a material impact on our financial statements.

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

In May 2014, the FASB issued a new accounting standard, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the current standard, Revenue Recognition.  This new standard affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets.  The new standard is effective for fiscal years beginning after December 15, 2017.  We will evaluate the application of this standard on our financial statements and disclosures when we enter into any contracts with customers.

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

The following table represents the fair value hierarchy for our financial assets and financial liabilities measured at fair value on a recurring basis:

		Quoted	Significant
		Prices in	Other
	Total	Active Markets	Observable Inputs
	Fair Value	(Level 1)	(Level 2)
	(in thousands)
At September 30, 2015:
Cash equivalents:
Money market funds	$44,889	$44,889	$—
Agency bonds	4,500	—	4,500
Corporate bonds	4,936	—	4,936
Total cash equivalents	$54,325	$44,889	$9,436
Short-term available-for-sale investments:
Corporate bonds	$197,768	$—	$197,768
Agency bonds	33,468	—	33,468
Asset-backed securities	48,563	—	48,563
Total short-term available-for-sale investments	$279,799	$—	$279,799

At December 31, 2014:
Cash equivalents:
Money market funds	$18,141	$18,141	$—
Agency bonds	1,750	—	1,750
Corporate bonds	2,006	—	2,006
Total cash equivalents	$21,897	$18,141	$3,756
Short-term available-for-sale investments:
Corporate bonds	$57,958	$—	$57,958
Agency bonds	10,764	—	10,764
Treasury bonds	465	—	465
Commercial paper	1,200	—	1,200
Asset-backed securities	11,832	—	11,832
Total short-term available-for-sale investments	$82,219	$—	$82,219

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

Short-term available-for-sale investments are carried at fair value and are included in the tables above under short-term investments. The aggregate market value, cost basis, and gross unrealized gains and losses of short-term available-for-sale investments by major security type are as follows:

	Total	Total	Total
	Amortized	Unrealized	Unrealized	Total
	Cost	Gain	Loss	Fair Value
	(in thousands)
At September 30, 2015:
Corporate bonds	$197,773	$71	$(76)	$197,768
Agency bonds	33,438	36	(6)	33,468
Asset-backed securities	48,537	35	(9)	48,563
Total short-term available-for-sale investments	$279,748	$142	$(91)	$279,799

At December 31, 2014:
Corporate bonds	$58,046	$1	$(89)	$57,958
Agency bonds	10,769	—	(5)	10,764
Treasury bonds	466	—	(1)	465
Commercial paper	1,200	—	—	1,200
Asset-backed securities	11,838	2	(8)	11,832
Total short-term available-for-sale investments	$82,319	$3	$(103)	$82,219

The amortized cost and fair value of short-term available-for-sale investments, by contractual maturity, were as follows:

	Total
	Amortized	Total
	Cost	Fair Value
	(in thousands)
At September 30, 2015:
Maturing within one year	$115,786	$115,853
Maturing in one to five years	163,962	163,946
Total short-term available-for-sale investments	$279,748	$279,799

At December 31, 2014:
Maturing within one year	$56,752	$56,714
Maturing in one to five years	25,567	25,505
Total short-term available-for-sale investments	$82,319	$82,219

4.	Significant Agreements

Amgen License Agreements - In September 2012, we entered into three license agreements with Amgen, one of our investors, for the development, manufacturing, use and distribution of products using certain proprietary compounds. Under the terms of these agreements, we paid $250,000 and issued 5,538,462 shares of Series A-1 convertible preferred stock (615,384 shares after giving effect to the Recapitalization) to Amgen. We are obligated to make additional payments to Amgen of up to $86.0 million upon the achievement of certain development and regulatory approval milestones, of which $1.0 million has been paid to date. Of these milestone payments, $14.0 million relate to milestones for clinical trials. The remaining $72.0 million relate to milestones for regulatory approvals in various territories and are anticipated to be made no earlier than 2018. Thereafter, we are obligated to make tiered payments based on achievement of commercial milestones based upon net sales levels. The maximum payments would be $206.0 million based on sales of over $1.0 billion for each of three products in a calendar year. We are also obligated to pay mid-single-digit percentage tiered royalties on future net sales of products which are developed and approved as defined by the agreements. Our royalty obligations as to a particular licensed product will be payable, on a country-by-country and product-by-product basis, until the later of (a) the date of expiration of the last to expire valid claim within the licensed patents that covers the manufacture, use or sale, offer to sell, or import of such licensed product by us or a sublicense in such country, (b) loss of regulatory exclusivity or (c) 10 years after the first commercial sale of the applicable licensed product in the applicable country. These agreements expire at the end of all royalty obligations to Amgen and, upon expiration, the licenses will be fully paid, royalty-free, irrevocable and non-exclusive. As of September 30, 2015 and December 31, 2014, there were no outstanding obligations due to Amgen.

At September 30, 2015, Amgen owns approximately 5.2% of our outstanding voting capital stock. Amgen does not have any rights to participate in our product candidates’ development and is not represented on our board of directors.

MSK Agreements – In September 2014, we entered into an exclusive option agreement with MSK under which we had the right to acquire the exclusive worldwide license rights to the three clinical stage T-cell therapies of MSK.  The initial option period was for twelve months, with extensions available to extend the term up to 27 months at the option of Atara.  Under the terms of the option agreement, we were obligated to use reasonable efforts to prepare a request to be submitted to the U.S. Food and Drug Administration (the “FDA”) regarding a meeting to discuss pivotal trials for one of the clinical stage T-cell therapies.  In exchange for the exclusive option, we paid MSK $1.25 million in cash and issued 59,761 shares of our common stock to MSK.  At the time of issuance, we estimated the fair value of the common stock issued to MSK to be $750,000.  This total of $2.0 million was recorded as research and development expense in our condensed consolidated and combined statement of operations and comprehensive loss in the third quarter of 2014.

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

Patent Obligations – Under the terms of our license agreements with Amgen and MSK, we pay costs related to the preparation, filing, prosecution, defense and maintenance of the patents covered by the license agreements.  During the three months ended September 30, 2015 and 2014, we incurred expenses of $412,389 and $447,518, respectively, related to the preparation, filing and maintenance of patents. During the nine months ended September 30, 2015 and 2014, patent costs were $1,251,824 and $842,228. These patent costs were recorded in the condensed consolidated and combined statement of operations and comprehensive loss as general and administrative expenses.

5.	Commitments and Contingencies

Operating Leases

In September 2015, we amended our lease agreement for office and laboratory facilities in Westlake Village, California to add additional office space and extend the term of the agreement to April 2019.

As of September 30, 2015, future minimum commitments for all operating leases are as follows:

Operating Leases
(in thousands)
2015	$156
2016	595
2017	407
2018	402
2019	137
Total	$1,697

Rent expense for the three months ended September 30, 2015 and 2014 was $115,063 and $19,867, respectively.   Rent expense for the nine months ended September 30, 2015 and 2014 was $294,510 and $49,620, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2015 and December 31, 2014.

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

The amounts paid for both restricted stock purchases were initially recorded as other long-term liabilities. As shares vest, we reclassify liabilities to equity and report shares as outstanding in the condensed consolidated and combined financial statements. On March 31, 2014, the shares were exchanged for 1,335,384 shares of Atara common stock.  At September 30, 2015, 1,030,336 shares had vested and are classified as equity. Restricted stock shares not vested at September 30, 2015 totaled 305,048 shares and are expected to be fully vested by December 31, 2016.

As both the Chief Executive Officer and the Atara employee were consultants of Nina, Pinta and Santa Maria through the Recapitalization date, we accounted for these awards as non-employee stock-based awards. Following the Recapitalization, these awards were accounted as employee awards based upon the fair market value of common stock on March 31, 2014. Stock-based compensation expense related to these awards is recorded using an accelerated graded vesting model and was $213,240 and $431,974 for the three months ended September 30, 2015 and 2014, respectively, and $802,360 and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The unrecognized stock-based compensation expense related to this unvested restricted stock was $381,402 at September 30, 2015 and this expense is expected to be recognized over a weighted-average period of 0.55 years.  The aggregate intrinsic value of unvested restricted stock is $9.5 million at September 30, 2015.

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

The number of shares of our common stock reserved for issuance pursuant to stock awards under our 2014 plan will automatically increase on January 1 of each year for a period of up to ten years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 5% of the number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors.  The number of shares of our common stock available for issuance under the 2014 plan is 1,819,006 at September 30, 2015.

Under the terms of the 2014 plan, we may grant options, restricted stock awards and RSUs to employees, directors, consultants and other service providers.  RSUs typically require settlement by the earlier of seven years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest over four years and expire in seven years.

Restricted Stock Units and Awards

The RSUs granted prior to our initial public offering had a time-based service condition and a liquidity-based performance condition, and vest when both conditions are met. We determined that the liquidity-based performance condition was not probable of occurring and recorded no stock-based compensation expense related to the RSUs prior to our initial public offering.  Upon the closing of our initial public offering in October 2014, we recorded $3.8 million of stock-based compensation expense in our consolidated and combined statement of operations and comprehensive loss for the quarter ended December 31, 2014.  The remaining unrecognized stock-based compensation expense relating to nonvested RSUs will be recognized as the RSUs vest over the remaining service periods through 2018. As of September 30, 2015, there was $2.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.19 years. The aggregate intrinsic value of the RSUs outstanding at September 30, 2015 was $15.8 million.

The following is a summary of RSU activity, including the restricted stock award discussed above, under our 2014 plan:

	Restricted Stock Awards		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	112,740	$0.40	619,303	$4.64
Granted	—	—	87,600	$25.15
Forfeited	—	—	(2,645)	$8.59
Vested	(48,317)	$0.40	(223,285)	$6.06
Unvested at September 30, 2015	64,423	$0.40	480,973	$7.69

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding obligations for employee income and other employment taxes.  During 2015, we settled 400,346 RSUs, of which 287,881 RSUs were net settled by withholding 122,061 shares.  The value of these withheld RSUs was $4.6 million, based on the closing price of our common stock on the settlement date.  This amount was remitted to the appropriate taxing authorities and $4.6 million has been reflected as a financing activity in our consolidated and combined statement of cash flows. These withheld shares are no longer considered issued and outstanding, thereby reducing our shares outstanding used to calculated earnings per share, and these shares were returned to the shares reserved for issuance under our 2014 plan and are available for future issuance.

Stock Options

The following is a summary of option activity under our 2014 plan:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	623,936	$13.69
Granted (weighted-average grant date fair value of $19.22 per share)	1,115,699	33.57
Exercised	(11,844)	16.50
Forfeited	(72,759)	37.11
Balance at September 30, 2015	1,655,032	$26.04	6.29	$15,260,500

Stock options vested and expected to vest at September 30, 2015	1,655,032	$26.04	6.29	$15,260,500

Exercisable at September 30, 2015	202,209	$16.75	6.09	$2,971,166

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2015 and the exercise price of outstanding, in-the-money options. As of September 30, 2015, there was $20.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.14 years.

The fair value of options issued during 2015 was estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Employees	Non Employees	Employees	Non Employees

Risk-free interest rate	1.5% - 1.7%	2.1%	1.3% - 1.7%	1.6% - 2.1%
Expected life of options in years	4.5	7.0	4.5	7.0
Expected volatility of underlying stock	73.4% - 73.9%	71.9%	71.1% - 73.9%	70.1% - 71.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows (in thousands):

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Research and development	$899	$135	$3,439	$967
General and administrative	1,335	351	3,848	3,361
	$2,234	$486	$7,287	$4,328

7.	Subsequent Events

In October 2015, Atara entered into an exclusive license agreement and a research and development agreement with QIMR Berghofer Medical Research Institute.  Under the terms of the license agreement, Atara obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocytes (“CTL”) therapy programs utilizing technology and know-how developed by the third party.  In consideration for the exclusive license, Atara made a $3.0 million upfront payment and will make subsequent milestone payments based on future net sales of products developed under the terms of the license agreement. Under the research and development agreement, Atara will also be obligated to make milestone payments based on achievement of specified developmental and regulatory events

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative therapies for patients with debilitating diseases. We have two groups of product candidates: molecularly targeted biologics and allogeneic, or third-party derived, antigen-specific T-cells, a type of white blood cell. Our molecularly targeted product candidates are biologics that inhibit myostatin and activin, members of the Transforming Growth Factor-Beta, or TGF-ß, protein superfamily, which play roles in the growth and maintenance of muscle and many other body tissues. Our lead molecularly targeted product candidate, PINTA 745, is in a Phase 2 clinical trial for protein energy wasting, a condition affecting many end-stage renal disease patients. Our second molecularly targeted product candidate is STM 434. We commenced a Phase 1 clinical study of STM 434 for ovarian cancer and other solid tumors in 2014. We have five additional molecularly targeted product candidates that modulate the TGF-ß pathway, including ATA 842, in preclinical development. Our T-cell product candidates arise from a platform technology designed to produce off-the-shelf, partially human leukocyte antigen matched cellular therapeutics. We licensed these product candidates from Memorial Sloan Kettering Cancer Center in June 2015. Our initial T-cell product candidates target viral- or cancer-specific antigens and are designed to harness the body’s immune system to counteract specific viral infections and cancers. Our most advanced T-cell product candidate, EBV-CTL, is in Phase 2 clinical trials for malignancies associated with Epstein-Barr virus, including EBV-associated post-transplant lymphoproliferative diseases, or EBV-PTLD. EBV-PTLD is a cancer affecting some patients who have received an allogeneic hematopoietic cell transplant, or HCT, or a solid organ transplant, or SOT, or are otherwise immunocompromised. In February 2015, the U.S. Food and Drug Administration granted Breakthrough Therapy designation for EBV-CTL in the treatment of rituximab-refractory EBV-PTLD after HCT. Our second T-cell product candidate, CMV-CTL, is in Phase 2 clinical trials for cytomegalovirus, or CMV, an infection that occurs in some patients who have received an HCT, SOT, or are otherwise immunocompromised. Our third T-cell product candidate, WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1 and is currently in Phase 1 clinical studies.

Our current product candidate portfolio was acquired through licensing arrangements with Amgen and MSK in exchange for cash, convertible preferred stock, common stock and future milestone payments and royalties. Through these arrangements, we obtained licenses to patent rights and the ability to use certain proprietary know-how to develop and commercialize our portfolio of product candidates.  We are responsible for obtaining all regulatory approvals and developing commercial scale manufacturing processes to enable eventual commercialization of these product candidates.

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

We have never generated revenues and have incurred net losses since inception. Our net loss was $36.0 million for the nine months ending September 30, 2015 and as of September 30, 2015, we had an accumulated deficit of $76.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. Our cash and cash equivalents and short-term available-for-sale investment balances at September 30, 2015 totaled $334.3 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	completion of our Phase 2 clinical trial of PINTA 745;
•	increase enrollment and completion of our Phase 1 clinical study of STM 434;
•	rapidly advance EBV-CTL in clinical development for the treatment of EBV-PTLD after HCT and SOT;
•	develop CMV-CTL based on existing clinical proof of concept data in refractory CMV infection after HCT;
•	continue development of WT1-CTL and collaborate with MSK in the discovery and development of additional T-cell programs;
•	expand our t-cell platform into other indications or viral targets;
•	process development and manufacturing of drug supply to support clinical trials and IND-enabling studies; and
•	leverage our relationships and experience to in-license or acquire additional product candidates for development.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, allocated facilities costs and other expenses for outside professional services, including legal, patent costs, human resources, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.

Interest and Other Income

Interest and other income consists primarily of interest earned on our cash, cash equivalents and marketable securities.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Research and development expenses

Research and development expenses consisted of the following costs by program:

	Three months
	ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
PINTA 745	$1,043	$660	$383
STM 434	658	512	146
ATA 842 and other pipeline programs	2,770	144	2,626
Cellular therapy programs	424	2,000	(1,576)
Employee and overhead cost	3,218	925	2,293
Total research and development expense	$8,113	$4,241	$3,872

PINTA 745 program costs increased by $0.4 million in 2015 compared to 2014 primarily due to increased manufacturing and clinical trial costs related to our Phase 2 trial of PINTA 745 in patients with end-stage renal disease, or ESRD, who are also suffering from protein energy wasting.  We anticipate that PINTA 745 costs will continue to increase in 2016 as we incur additional costs to manufacture clinical drug supply to support future clinical trials.

STM 434 program costs increased by $0.1 million in 2015 as compared to 2014 primarily due to increased clinical costs related to our Phase 1 clinical trial.  We anticipate that STM 434 costs will increase in the fourth quarter of 2015 and in 2016 due to the timing of manufacturing costs associated with the production of additional clinical drug supply.

ATA 842 and other pipeline program costs increased by $2.6 million in 2015 as compared to 2014 primarily due to a $1.6 million increase in manufacturing costs associated with the production of clinical drug supply.  Preclinical development costs, including IND-enabling studies, increased by $1.0 million over the prior year.

Cellular therapy program costs decreased by $1.6 million in 2015 due to the upfront expense of $2.0 million recorded in 2014 for our exclusive option to license T-cell therapies from MSK.  We exercised this option in June 2015. Cellular therapy programs costs in the third quarter of 2015 consist of clinical development and production activities.

Employee and overhead costs increased by $2.3 million in 2015 as compared to 2014 primarily due to a $1.1 million increase in payroll-related costs driven by increased headcount, a $0.8 increase in stock-based compensation and a $0.3 million increase in travel and outside service costs.  We expect our employee and overhead costs to continue to increase in future periods as we add personnel to support our preclinical and clinical programs.

General and administrative expenses

	Three months
	ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
General and administrative expense	$4,146	$1,708	$2,438

General and administrative expenses increased $2.4 million in 2015 as compared to 2014 primarily due to a $1.0 million increase in stock-based compensation, a $0.9 million increase in payroll, travel and facility-related costs driven by increased headcount, and higher legal, audit and outside service costs.  We expect that general and administrative costs will continue to increase in future periods as we continue to expand our operations.

Comparison of the Nine months Ended September 30, 2015 and 2014

Research and development expenses

	Nine months
	ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Research and development	$20,887	$9,332	$11,555
Research and development costs paid to Amgen	—	1,066	(1,066)
In-process research and development license acquired from MSK	4,500	—	4,500
Total research and development expense	$25,387	$10,398	$14,989

Research and development expenses consisted of the following costs by program:

	Nine months
	ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
PINTA 745	$3,952	$1,795	$2,157
STM 434	1,949	3,662	(1,713)
ATA 842 and other pipeline programs	5,576	224	5,352
Cellular therapy programs	5,132	2,000	3,132
Employee and overhead cost	8,778	2,717	6,061
Total research and development expense	$25,387	$10,398	$14,989

PINTA 745 program costs increased by $2.2 million in 2015 compared to 2014 primarily due to increased manufacturing and clinical trial costs related to our Phase 2 trial.  We anticipate that PINTA 745 costs will continue to increase in 2016 as we incur additional costs to manufacture clinical drug supply to support future clinical trials.

STM 434 program costs decreased by $1.7 million in 2015 as compared to the prior period due to a $1.0 million license payment to Amgen made in the second quarter of 2014.  In addition, we incurred higher outside production costs in 2014 to manufacture clinical drug supply for our Phase 1 clinical study that commenced in the second half of 2014.  We anticipate that STM 434 costs will increase in the fourth quarter of 2015 and in 2016 due to the timing of manufacturing costs associated with the production of additional clinical drug supply and continued enrollment of our ongoing clinical trial.

ATA 842 and other pipeline program costs increased by $5.4 million in 2015 as compared to 2014 primarily due to a $1.9 million increase in preclinical development costs and a $3.4 million increase in manufacturing costs associated with the production of clinical drug supply.

Cellular therapy program costs increased by $3.1 million in 2015 as compared to 2014 primarily due to the June 2015 exercise of our option to license T-cell therapies from MSK.  In connection with the execution of the license agreement, we made an upfront cash payment of $4.5 million to MSK and this amount was recorded as research and development expense in the second quarter of 2015. 2014 cellular therapy program costs consists of the upfront expense of $2.0 million recorded in 2014 for our exclusive option to license the MSK T-cell therapies.

Employee and overhead costs increased by $6.1 million in 2015 as compared to 2014 primarily as a result of a $2.5 million increase in stock-based compensation and a $2.5 million increase in payroll-related costs driven by increased headcount. Higher travel and facility-related costs also contributed to the increase. We expect that employee and overhead costs will continue to increase in future periods as we add personnel to support our preclinical and clinical programs.

General and administrative expenses

	Nine months
	ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
General and administrative expense	$11,291	$7,162	$4,129

General and administrative expenses increased by $4.1 million in 2015 compared to 2014 primarily due to a $2.0 million increase in payroll, travel and facility-related costs driven by increased headcount, a $1.4 million increase in legal, audit and other outside service costs and a $0.5 million increase in stock-based compensation.  Higher director and officer insurance premiums also contributed to the increase.  We expect that general and administrative costs will continue to increase in future periods as we continue to expand our operations.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our inception in 2012, and we had an accumulated deficit of $76.9 million as of September 30, 2015. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market mutual funds, corporate bonds and commercial paper.  Management expects that existing cash and cash equivalents as of September 30, 2015 will be sufficient to fund our current operating plan for at least the next twelve months.

Beginning May 15, 2015 and quarterly thereafter, vested restricted stock units have been settled on a quarterly basis.  For restricted stock units that are net settled, we collect payroll taxes based on the fair value of these awards by withholding a pro-rata amount of shares equivalent to the employee’s tax obligation. Through September 30, 2015, the total payroll taxes collected and remitted on restricted stock settlements by withholding shares was $4.6 million.  We expect the amounts in 2016 and beyond to decrease, as the number of vested and settled RSUs decreases.

Working capital was $333.8 million as of September 30, 2015 and includes cash, cash equivalents and short-term investments as follows:

Our cash,	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$54,466	$21,897
Short-term available-for-sale investments	279,799	82,219
Total cash and cash equivalents and short-term available-for-sale investments	$334,265	$104,116

Cash Flows

Comparison of the Nine months Ended September 30, 2015 and 2014

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine months
	ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(25,764)	$(11,671)
Investing activities	(200,708)	(26,428)
Financing activities	259,041	12,187
Net increase (decrease) in cash and cash equivalents	$32,569	$(25,912)

Operating activities

For the nine months ended September 30, 2015 and 2014, we used $25.8 million and $11.7 million, respectively, of net cash in operating activities. The $14.1 million increase in cash used in operating activities was primarily due to the $18.5 million increase in net loss, partially offset by a $3.0 million increase in stock-based compensation expense and a $1.5 million increase in the amortization of investment premiums.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 consisted primarily of $285.4 million invested in short-term available-for-sale investments, offset by maturities and sales of $84.7 million.  Net cash used in investing activities during the nine months ended September 30, 2014 consisted primarily of $28.6 million invested in short-term available-for-sale investments, offset by maturities of $2.2 million.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $259.0 million, consisting primarily of $263.4 million proceeds from the sale of common stock, net of offering costs.  These net proceeds were offset by $4.6 million used to pay taxes related to the net share settlement of restricted stock units in 2015. Net cash provided by financing activities for the nine months ended September 30, 2014 was $12.2 million, consisting primarily of the $13.5 million proceeds from the sale of shares of Series B convertible preferred stock, net of offering costs.

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

Contractual Obligations and Commitments and Off-Balance Sheet Arrangements

Contractual Obligations and Commitments

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2014 except as follows:

•

In September 2015, we amended our lease agreement for office and laboratory facilities in Westlake Village, California to add additional office space and extend the term of the agreement to April 2019.

As of September 30, 2015, future minimum commitments for all of our operating leases are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,697	$606	$853	$238	—

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2015, there were no material changes to our market risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of September 30, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2015, we reported a net loss of $36.0 million and we had an accumulated deficit of $76.9 million at September 30, 2015.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;
•	complete and submit biologics license applications, or BLAs, to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities in Europe, Asia and other jurisdictions;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set a commercially viable price for our products, if any;
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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of PINTA 745, STM 434, EBV-CTL, CMV-CTL and WT1-CTL and the advancement and expansion of our preclinical research pipeline, including ATA 842. We also expect to expend resources for the development and manufacturing of product candidates and the technology we recently licensed from QIMR Berghofer Medical Research Institute.  These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with Amgen and MSK, we are obligated to make milestone payments of up to $85.0 million to Amgen and up to $33.0 million to MSK with respect to the three licensed clinical stage T-cell programs upon the achievement of certain development and regulatory approval milestones.  We are also obligated to make payments for certain commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our projected operating requirements through the second half of 2018. As of September 30, 2015, we had cash and cash equivalents and short-term investments of $334.3 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. At December 31, 2014, we had federal and state net operating loss, or NOL, carryforwards of approximately $20.6 million, which, if not utilized, begin to expire in various amounts beginning in the year 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if over a rolling three-year period, the cumulative change in our ownership exceeds 50% (as determined under applicable Treasury regulations), our ability to utilize our U.S. NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Further, other provisions of the Code may limit our ability to utilize NOLs incurred before our recapitalization to offset income or gain realized after the recapitalization, unless such income or gain is realized by the same entity that originally incurred such NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. Such limitations could result in the expiration of our NOL carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

We are very early in our development efforts. We have five product candidates, PINTA 745, STM 434, EBV-CTL, CMV-CTL and WT1-CTL, in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	develop manufacturing and distribution processes for our novel T-cell product candidates;
•	manufacturing products at an acceptable cost;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

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

Our future success is dependent in part on the successful development of T-cell immunotherapies in general and our EBV-CTL, CMV-CTL and WT1-CTL product candidates in particular. Because these programs represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have very limited experience with the development and commercialization of T-cell therapies;
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

We cannot be sure that the manufacturing processes used in connection with our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, will yield satisfactory products that are safe and effective, comparable to those T-cells produced by MSK historically, scalable or profitable.

Moreover, public perception of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

The results of preclinical testing or earlier clinical studies are not necessarily predictive of future results. Our existing product candidates in clinical studies or trials, and any other product candidate we advance into clinical studies or trials, may not have favorable results in later clinical studies or trials or receive regulatory approval.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical studies or trials. Despite the results reported in earlier preclinical studies or clinical studies or trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market PINTA 745, STM 434, EBV-CTL, CMV-CTL or WT1-CTL or any of our other product candidates in any particular jurisdiction. For example, our EBV-CTL, CMV-CTL and WT1-CTL product candidates have only been evaluated in single-center studies under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical studies.  The findings may not be reproducible in multi-center studies conducted under commercially-sponsored INDs. In addition, the Phase 2 clinical trials with EBV-CTL enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-PTLD after HCT and EBV-PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of EBV-CTL in the treatment of a single disease state for which we may later seek approval. Efficacy data from prospectively designed studies may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a product candidate;
•	difficulties in manufacturing or obtaining from third parties sufficient quantities of a product candidate for use in studies or trials;
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

If we experience delays in the completion or termination of any clinical study or trial of our product candidates, the approval and commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical studies or trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any delays in completing our clinical studies or trials for the product candidates we have licensed from Amgen or MSK may also decrease the period of commercial exclusivity under our corresponding product candidate license from Amgen or MSK. In addition, many of the factors that could cause a delay in the commencement or completion of clinical studies or trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•	we may be forced to suspend marketing of such product;
•	regulatory authorities may withdraw their approvals of such product;
•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;
•	we may be required to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be sued and held liable for harm caused to subjects or patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

We may not be able to obtain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have received from the FDA orphan drug status for STM 434 for ovarian cancer and have applied to the FDA for orphan drug status for EBV-CTL for EBV-PTLD.  We have also applied for orphan drug status with the EMA for EBV-associated lymphoproliferative disorder following allogeneic hematopoietic cell transplant. In addition, we may seek orphan drug status for EBV-CTL in EBV-PTLD after SOT, for CMV-CTL in refractory CMV infection after HCT and for WT1-CTL in AML and multiple myeloma.

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

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from Amgen and MSK. We are in the process of transferring this know-how to our CMOs to facilitate the manufacture of additional drug substance and drug product for our preclinical and clinical studies using the know-how and supplies we received from Amgen and MSK.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and our CMOs will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for studies, trials and commercial launch readiness.  We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies intended to demonstrate the comparability of material previously produced by Amgen or MSK with that generated by our CMO.  The inability to manufacture comparable drug substance at our CMOs could delay the continued development of our product candidates.

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical studies and trials of EBV-CTL, CMV-CTL and WT1-CTL as well as perform the analysis, publication and presentation of data and results related to these programs. We are also relying on CROs to perform similar services for our ongoing clinical trial of PINTA 745 and clinical study of STM 434. We have also relied on studies previously conducted by Amgen and MSK. We also intend to utilize a CRO for our planned studies and trials for EBV-PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so timely or on commercially reasonable terms.

We have no experience manufacturing our product candidates on a clinical or commercial scale and have no manufacturing facility. We are dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.

We do not own or operate facilities for the manufacturing of our product candidates. We currently have no commitments to build our own clinical or commercial scale manufacturing capabilities. We currently rely on single source CMOs for the production of the product candidates we have licensed from Amgen and on single source suppliers of some of the materials incorporated in these product candidates. In the case of EBV-CTL, CMV-CTL and WT1-CTL, we currently rely on MSK for the production of these product candidates and acquisition of the materials incorporated in these product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing of PINTA 745, STM 434 and the other product candidates we have licensed from Amgen, the CMOs with whom we currently work will need to increase the scale of production and demonstrate comparability of the material produced by these CMOs to the material that was previously produced by Amgen. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of EBV-CTL, CMV-CTL and WT1-CTL, we will need to transition the manufacturing of such materials to a CMO or our own facility, and such CMOs or we will need develop relationships with suppliers of critical starting materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. Moreover, we will need to transfer the manufacturing know-how developed by and housed at MSK.  We are in the process of transferring the manufacturing of EBV-CTLs to our CMO.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies intended to demonstrate the comparability of material previously produced by Amgen or MSK with that generated by our CMO.  If we are not able to successfully transfer this know-how our ability to manufacture EBV-CMV, CMV-CTL and WT1-CTL may be negatively impacted. We need to identify CMOs for the production of CMV-CTL and WT1-CTL and may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our physical quality specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate for an ongoing clinical study could considerably delay initiation or completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. For our two most advanced molecularly targeted product candidates, PINTA 745 and STM 434, we own or license a number of issued patents and pending patent applications covering the product candidates’ compositions of matter and methods of use. For PINTA 745, the expected expiration dates range from 2026 to 2035 for U.S. patents and patent applications, if issued, and from 2023 to 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. For STM 434, the expected expiration dates range from 2027 through 2035 for U.S. patents and patent applications, if issued, and from 2026 through 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

Consequently, the patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim.

Even if patents have issued or do successfully issue from patent applications, and even if such patents cover our product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any of these outcomes could have an adverse impact on our business.

If patent applications that we hold or in-license with respect to our technology or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. We have recently filed several patent applications covering our product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or exclusively licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our collaborators may develop. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications entitled to a priority earlier than March 16, 2013, an interference proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, we could become involved in derivation proceedings before the USPTO to determine inventorship with respect to our patent applications. We may also become involved in opposition proceedings in the European Patent Office or counterpart offices in other jurisdictions regarding our intellectual property rights. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent generally occurs 20 years after it is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical trials or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product candidates under patent protection, if approved, could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products. Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates, which could harm our business and ability to achieve profitability.

Furthermore, the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government. As a result, the government has certain rights, such as march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to practice the invention for or on behalf of the U.S. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, results of operations, financial condition and future prospects.

If we are sued for infringing the intellectual property rights of third parties, such litigation could be costly and time-consuming and could prevent or delay our development and commercialization efforts.

Our commercial success depends, in part, on us and our collaborators not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of third parties’ patent rights as it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable.

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

Interference or derivation proceedings provoked by third parties, brought by us or our licensors or collaborators, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review or other preissuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any such proceeding could require us or our licensors to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensors’ patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future decisions by the U.S. Congress, the federal courts and/or the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our technology could be materially adversely affected and our business could be harmed.

In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our EBV-CTL, CMV-CTL or WT1-CTL product candidates, thus eroding our competitive position in the market. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including major operators of dialysis and cancer clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians, major operators of cancer and dialysis clinics and patients of the drug as a safe and effective treatment;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our novel T-cell product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

There currently are no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are used off-label in the treatment of EBV-PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases including: Cell Medica Ltd., or Cell Medica, which is conducting Phase 2 clinical studies for Cytorex EBV, an autologous EBV specific T-cell therapy in NK/T-cell lymphoma; Children’s Hospital Medical Center and Children’s Research Institute, which are conducting Phase 2 clinical trials for a third party cell therapy product with specificity for EBV; Baylor University, which is conducting Phase 2 clinical trials for a multivirus-specific cell therapy product derived from unrelated donors; and New York Medical College, Baylor University and Children’s Research Institute, which are conducting Phase 1 clinical trials for allogeneic cell therapy products.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including: Shire Plc, or Shire, which has completed Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which is conducting Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Chimerix, Inc., or Chimerix, which is conducting Phase 2 and Phase 3 clinical trials for brincidofovir, a lipid conjugated nucleotide analogue of cidofovir; Vical Inc., or Vical, which is conducting Phase 3 clinical trials for ASP0113, a bivalent plasma DNA CMV vaccine; Baylor University, which is conducting Phase 2 clinical trials for an “off-the-shelf” virus-specific cell therapy product; Children’s Hospital Medical Center and Children’s Research Institute, which are conducting Phase 1 and Phase 2 clinical trials for a CMV-specific third party cell therapy product; M.D. Anderson, which is conducting Phase 2 clinical trials for a CMV-specific cell therapy product derived from unrelated donors; and ViraCyte, which is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product.

Many of the approved or commonly used drugs and therapies for muscle wasting, ovarian cancer, EBV-PTLD and CMV are well-established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of these product candidates is approved, it will be priced at a significant premium over competitive generic products. This pricing premium may make it difficult for us to differentiate these products from currently approved or commonly used therapies and impede adoption of our product, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

As of September 30, 2015, we had 41 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of EBV-CTL, CMV-CTL and WT1-CTL. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We currently hold product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

Our internal computer systems, and those of MSK, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through October 31, 2015, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

As of September 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together owned more than 50% of our outstanding voting stock, assuming no exercise of outstanding options. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2015, we had 28,631,144 shares of common stock outstanding.  Moreover, certain holders of shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In October 2014, we completed our initial public offering in which 5,750,000 shares of our common stock (including 750,000 shares from the full exercise by the underwriters of their option to purchase additional shares) were sold at a price to the public of $11.00 per share, resulting in net proceeds of $55.8 million to the Company. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-196936), which was declared effective by the SEC on October 15, 2014. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus dated October 15, 2014 and filed with the SEC on October 16, 2014. As of September 30, 2015, we had used approximately $35.2 million of the proceeds from our initial public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.33	Office Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated January 7, 2015					X

10.34	First Amendment to Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated September 9, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

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
Date: November 5, 2015
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.33	Office Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated January 7, 2015					X

10.34	First Amendment to Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated September 9, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.