Form 10-Q
period 2016-03-31
Atara Biotherapeutics, Inc.
filed 2016-05-06
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36548

ATARA BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-0920988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Blvd., Suite 900 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (650) 278-8930

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of the Registrant’s Common Stock as of April 29, 2016 was 28,744,466 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$22,056	$23,746
Short-term investments	284,347	296,736
Restricted cash	194	194
Prepaid expenses and other current assets	5,144	3,921
Total current assets	311,741	324,597
Property and equipment, net	1,148	270
Other assets	89	108
Total assets	$312,978	$324,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,896	$1,445
Accrued compensation	1,337	2,624
Accrued research and development expenses	4,430	5,112
Other accrued liabilities	1,197	528
Total current liabilities	8,860	9,709
Long-term liabilities	284	166
Total liabilities	9,144	9,875

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 28,582,597 and 28,458,807 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	418,451	413,725
Accumulated other comprehensive income (loss)	51	(518)
Accumulated deficit	(114,671)	(98,110)
Total stockholders’ equity	303,834	315,100
Total liabilities and stockholders’ equity	$312,978	$324,975

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$11,247	$5,767
General and administrative	5,814	3,544
Total operating expenses	17,061	9,311
Loss from operations	(17,061)	(9,311)
Interest and other income, net	503	153
Loss before provision for income taxes	(16,558)	(9,158)
Provision for income taxes	3	2
Net loss	$(16,561)	$(9,160)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	569	82
Comprehensive loss	$(15,992)	$(9,078)
Net loss per common share:
Basic and diluted net loss per common share	$(0.58)	$(0.42)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	28,541,896	21,918,467

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Operating activities
Net loss	$(16,561)	$(9,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,724	2,483
Amortization of investment premiums and discounts	1,286	358
Depreciation expense	15	6
Loss on foreign exchange	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,304)	(1,081)
Other assets	18	(31)
Accounts payable	451	354
Accrued compensation	(1,287)	(703)
Accrued research and development expenses	(682)	910
Other accrued liabilities	669	229
Long-term liabilities	138	13
Net cash used in operating activities	(12,491)	(6,622)
Investing activities
Purchases of short-term investments	(130,963)	(54,796)
Sales and maturities of short-term investments	142,715	41,368
Purchases of property and equipment	(891)	(5)
Net cash provided by (used in) investing activities	10,861	(13,433)
Financing activities
Proceeds from sale of common stock, net of offering costs	—	69,487
Taxes paid related to net share settlement of restricted stock units	(32)	—
Proceeds from exercise of stock options	14	—
Net cash provided by (used in) financing activities	(18)	69,487
Effect of exchange rates on cash	(42)	—
Increase (decrease) in cash and cash equivalents	(1,690)	49,432
Cash and cash equivalents at beginning of period	23,746	21,897
Cash and cash equivalents at end of period	$22,056	$71,329
Non-cash financing activities
Issuance of common stock upon vesting of stock awards	$20	$20
Change in long-term liabilities related to non-vested stock awards	$(20)	$(20)
Supplemental cash flow disclosure
Cash paid for taxes	$3	$2

 See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We have two groups of product candidates: (a) allogeneic, or third-party derived, antigen-specific T-cells, and (b) molecularly targeted biologics.

Our T-cell programs were acquired through licensing arrangements with Memorial Sloan Kettering Cancer Center (“MSK”). Our molecularly targeted biologics programs were acquired through licensing arrangements with Amgen Inc. (“Amgen”). See Note 5 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accounting policies followed in the preparation of these financial statements are consistent in all material respects with those presented in Note 2 to the consolidated and combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of March 31, 2016, we had an accumulated deficit of $114.7 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of March 31, 2016 will be sufficient to fund our planned operations through 2018.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase the transparency and comparability in the reporting of leasing arrangements by generally requiring leased assets and liabilities to be recorded on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements as well as whether to adopt certain provisions early.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

3.	Net Loss per Common Share

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

Potential dilutive securities, which include unvested RSAs, unvested RSUs and vested and unvested options have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of March 31,
	2016	2015
Unvested restricted common stock awards	161,779	487,836
Unvested restricted stock units	1,007,542	632,838
Vested and unvested options	3,430,482	340,444

4.	Financial Instruments

Our financial assets are measured at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our financial assets measured on a recurring basis, which were comprised solely of available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$12,104	$—	$—	$12,104
U.S. Treasury obligations	Level 2	599	—	—	599
Government agency obligations	Level 2	115,627	45	(20)	115,652
Corporate debt obligations	Level 2	166,731	99	(68)	166,762
Commercial paper	Level 2	1,000	—	—	1,000
Asset-backed securities	Level 2	7,773	2	(7)	7,768
Total available-for-sale securities		303,834	146	(95)	303,885
Less amounts classified as cash equivalents		(19,538)	—	—	(19,538)
Amounts classified as short-term investments		$284,296	$146	$(95)	$284,347

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2015:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$16,364	$—	$—	$16,364
U.S. Treasury obligations	Level 2	599	—	(1)	598
Government agency obligations	Level 2	36,480	1	(88)	36,393
Corporate debt obligations	Level 2	203,767	8	(339)	203,436
Commercial paper	Level 2	999	—	—	999
Asset-backed securities	Level 2	61,304	2	(102)	61,204
Total available-for-sale securities		319,513	11	(530)	318,994
Less amounts classified as cash equivalents		(22,259)	—	1	(22,258)
Amounts classified as short-term investments		$297,254	$11	$(529)	$296,736

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2016		As of December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$209,513	$209,508	$211,311	$211,059
Maturing in one to five years	94,321	94,377	108,202	107,935
Total available-for-sale securities	$303,834	$303,885	$319,513	$318,994

As of March 31, 2016, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company had no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three months ended March 31, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.

5.	License and Collaboration Agreements

MSK Agreements – In September 2014, we entered into an exclusive option agreement with MSK under which we had the right to acquire the exclusive worldwide license rights to three clinical stage T-cell therapies from MSK. In exchange for the option, we paid $1.25 million in cash and issued 59,761 shares of our common stock to MSK, which at the time of issuance had an estimated fair value of $0.75 million. The total of $2.0 million was recorded as research and development expense in our statements of operations and comprehensive loss.

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

Amgen License Agreements - In September 2012, we entered into three license agreements with Amgen. In accordance with terms of the agreements with Amgen, we use commercially reasonable efforts to prepare, file, prosecute, defend and maintain the patents covered by the license agreements. During the three months ended March 31, 2016 and 2015, we incurred expenses of $0.2 million and $0.5 million, respectively, related to these activities.

In December 2015, we announced that we would be suspending further development of PINTA 745 and in March 2016, we gave notice to Amgen that we were returning the rights to this and the ATA 842 program. Under the remaining license agreements, potential payments of up to $58.0 million are due to Amgen upon the achievement of development and regulatory approval milestones and payments of up to $104.0 million are due upon the achievement of sales-based milestones.

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

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer Medical Research Institute (“QIMR Berghofer”). Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocytes (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our statement of operations and comprehensive loss. Under the research and development collaboration agreement, we are required to reimburse the cost of agreed upon development activities. These payments are expensed on a straight-line basis over the term of the agreement and resulted in research and development expense of $0.3 million for the three months ended March 31, 2016. The agreement also provides for various milestone and royalty payments to QIMR Berghofer based on achievement of certain developmental milestones and future product sales, if any.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2016 and December 31, 2015, there were no outstanding obligations for milestones and royalties to MSK, Amgen and QIMR Berghofer.

6.	Commitments and Contingencies

License and Collaboration Agreements

Certain potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 5. As the achievement of these milestones and royalties are currently not fixed and determinable, such commitments have not been included in our balance sheets.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met.

Operating Leases

In December 2015, we entered into a lease agreement for our new corporate headquarters in South San Francisco, California, which is expected to expire in April 2021. In connection with the lease, we issued a letter of credit for $0.2 million to the landlord, which expires in December 2016 and is classified as restricted cash in our balance sheet. The sublease agreement for our previous corporate headquarters in South San Francisco, which was vacated in April 2016, expires in January 2017. We also lease a facility in Westlake Village, California under a lease agreement that expires in April 2019, and office space in New York, under a lease agreement that expires in April 2016. As of March 31, 2016, future minimum commitments for these operating leases were as follows:

Operating Leases
Periods Ending December 31,	(in thousands)
2016	$802
2017	969
2018	981
2019	734
2020	614
Thereafter	208
Total operating lease commitments	$4,308

Rent expense for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.1 million, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2016 and December 31, 2015.

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

7.	Stockholders’ Equity

The following shares of common stock were reserved for future issuance as of March 31, 2016:

Total Shares Reserved
2014 Equity Incentive Plan	5,971,408
2014 Employee Stock Purchase Plan	663,667
Total reserved shares of common stock	6,635,075

Restricted Stock Awards

  In August 2012 and March 2013, our CEO and one Atara employee purchased restricted stock awards (“RSAs”) with certain vesting conditions. As of March 31, 2016, 1,173,606 of these shares had vested and are reported as shares outstanding in the financial statements. The remaining 161,779 shares are expected to fully vest in 2016. Stock-based compensation expense related to the RSAs is recorded using accelerated graded vesting model and was $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The unrecognized stock-based compensation expense related to unvested RSAs was $0.1 million as of March 31, 2016 and this expense is expected to be recognized in 2016. The aggregate intrinsic value of unvested RSAs was $3.0 million as of March 31, 2016.

2014 Equity Incentive Plan (2014 EIP)

Our 2014 EIP permits the issuance of stock options (“options”), restricted stock units (“RSUs”) and other types of awards to employees, directors and consultants.

 As of March 31, 2016, a total of 5,971,408 shares of common stock were reserved for issuance under the 2014 Plan, of which 836,815 shares were available for future grant and 4,462,003 were subject to outstanding options and RSUs.

Restricted Stock Units and Awards

The following is a summary of RSA and RSU activity under our 2014 EIP:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	48,317	$0.40	427,605	$7.86
Granted	—		642,697	$15.78
Forfeited	—		(10,683)	$6.28
Vested	(16,106)	$0.40	(52,077)	$8.59
Unvested as of March 31, 2016	32,211	$0.40	1,007,542	$12.99
Vested and unreleased			23,979
Outstanding as of March 31, 2016			1,031,521

As of March 31, 2016, there was $10.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.9 years. The aggregate intrinsic value of the RSUs outstanding as of March 31, 2016 was $19.6 million. Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the three months ended March 31, 2016, we settled 52,933 RSUs, of which 50,912 RSUs were net settled by withholding 2,021 shares.  The value of the RSUs withheld was approximately $32,000 based on the closing price of our common stock on the settlement date. This amount was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of option activity under our 2014 EIP:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,137,529	$25.81
Granted	325,900	$20.73
Exercised	(1,244)	$11.19
Forfeited or expired	(31,703)	$18.79
Outstanding as of March 31, 2016	3,430,482	$25.46	6.26	$3,901
Vested and expected to vest as of March 31, 2016	3,430,482	$25.46	6.26	$3,901
Exercisable as of March 31, 2016	490,828	$20.66	5.77	$1,393

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2016 and the exercise price of outstanding, in-the-money options. As of March 31, 2016, there was $40.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.2 years.  Options for 1,244 shares of our common stock were exercised during the three months ended March 31, 2016, with an intrinsic value of $10,000. No options were exercised during the three months ended March 31, 2015.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted during the period indicated:

	Three months ended March 31, 2016	Three months ended March 31, 2015
	Employees	Employees	Consultants
Assumptions:
Expected term (years)	4.5	4.5	6.9
Expected volatility	68.8%	71.1%	70.1%
Risk-free interest rate	1.5%	1.3%	1.6%
Expected dividend yield	-	-	-
Weighted-average estimated grant date fair value per share	$11.42	$14.07	$16.66

There were no options granted to consultants in the three months ended March 31, 2016.

The estimated fair value of stock options that vested during the three months ended March 31, 2016 and 2015 was $2.7 million and $0.4 million, respectively.

2014 Employee Stock Purchase Plan (2014 ESPP)

As of March 31, 2016, there were 663,667 shares authorized for issuance under the 2014 ESPP. No offerings commenced and there were no purchases of shares under the 2014 ESPP in the three months ended March 31, 2016 and 2015.

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Research and development	$2,246	$1,288
General and administrative	2,478	1,195
Total stock-based compensation	$4,724	$2,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We have two groups of product candidates: (a) allogeneic, or third-party derived, antigen-specific T-cells, and (b) molecularly targeted biologics.

T-cells are a type of white blood cell, and cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, have the ability to kill cancer cells. Our T-cell product candidates arise from a platform technology designed to produce off-the-shelf, partially human leukocyte antigen, or HLA, matched cellular therapeutics. We licensed rights to these product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015. Our initial T-cell product candidates target viral- or cancer-specific antigens and are designed to harness the body’s immune system to counteract specific viral infections and cancers. Our most advanced T-cell product candidate, EBV-CTL, is in Phase 2 clinical trials for malignancies associated with Epstein Barr Virus, or EBV, including EBV-associated post-transplant lymphoproliferative disorders, or EBV-PTLD. EBV-PTLD is a cancer affecting some patients who have received an allogeneic hematopoietic cell transplant, or HCT, a solid organ transplant, or SOT, or are otherwise immunocompromised. Our second T-cell product candidate, CMV-CTL, is in Phase 2 clinical trials for cytomegalovirus, or CMV, an infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. Our third T-cell product candidate, WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. In addition, we entered into a sponsored research collaboration with MSK to discover and develop additional T-cell product candidates. In October 2015, we entered into exclusive license and research agreements with another academic institution. These agreements enable us to access a technology complementary to that which was licensed from MSK and to pursue development of EBV and CMV-CTLs for other indications such as nasopharyngeal carcinoma, or NPC, gastric cancer, and multiple sclerosis, or MS. We are working with this academic institution to initiate clinical trials utilizing allogeneic CTLs in these new indications.

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

In February 2015, the U.S. Food and Drug Administration, or FDA, granted breakthrough therapy designation for EBV-CTL in the treatment of rituximab-refractory EBV-PTLD after HCT. Breakthrough therapy designation is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In June 2015, we met with the FDA to discuss late-stage development to support a potential approval in this indication. Based on guidance from the FDA, we submitted a special protocol assessment, or SPA, for a single arm pivotal trial in rituximab-refractory EBV-PTLD after HCT. We received feedback from the FDA regarding this SPA in which the FDA indicated that a single arm trial with response rate as the primary endpoint may provide an adequate basis for approval but it would be unlikely to grant an SPA for our proposed trial. We intend to continue the dialogue with the FDA regarding this trial design under breakthrough therapy designation and expect to initiate this pivotal trial towards the end of 2016.  Additionally, we also intend to initiate a randomized pivotal trail in patients with EBV-PTLD after SOT towards the end of 2016.  In February 2016, the FDA granted orphan drug designation for EBV-CTL for the treatment of patients with EBV-PTLD after HCT or SOT, and in March 2016, the European Medicines Agency, or EMA, granted orphan drug designation for EBV-CTL for the treatment of patients with EBV-PTLD. We anticipate commencing a multi-center expanded access clinical trial of EBV-CTL in the middle of 2016 and two pivotal trials of EBV-CTL in patients with EBV-PTLD towards the end of 2016. We expect to meet with the FDA in the middle of 2016 to discuss late phase development with CMV-CTL to support approval. We have been accepted into the EMA’s Adaptive Pathways project, and we now intend to seek scientific advice from the EMA later this year.

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

Our lead molecularly targeted product candidate, STM 434, is in a Phase 1 clinical trial that is enrolling patients with ovarian cancer and other solid tumors. In October 2015, we received orphan drug designation from the FDA for ovarian cancer. STM 434 is a soluble ActR2B receptor that binds Activin A. We are testing the potential use of Activin A as a biomarker in our Phase 1 clinical trial. We believe that novel therapies for clear cell and granulosa cell tumors could qualify for breakthrough therapy designation. Based on its mechanism of action, we also believe that STM 434 has the potential to be the first product to target tumor growth and proliferation through the inhibition of Activin A.

STM 434 is a novel molecule with a well-characterized mechanism of action. It was developed initially, along with our other in-licensed molecularly targeted biologic product candidates, at Amgen. Taken together, we believe these product candidates constitute a pipeline of biologics that have benefited from years of investment, resulting in a large patent portfolio, with broad preclinical testing. We are evaluating the remaining pre-clinical molecularly targeted product candidates to determine the best path forward. Where appropriate, we intend to conduct preclinical studies and file INDs with the FDA for these candidates.

In December 2015, we announced results from our Phase 2 proof-of-concept clinical trial of PINTA 745 for the treatment of protein energy wasting in patients with end stage renal disease.  The trial did not meet its primary endpoint and in March 2016, we gave notice to Amgen that we were returning the rights to this program.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

We have never generated revenues and have incurred losses since inception. Our net loss was $16.6 million for the three months ended March 31, 2016, and as of March 31, 2016, we had an accumulated deficit of $114.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2016, our cash, cash equivalents and short-term investments totaled $306.4 million, which we intend to use to fund our operations.

Financial Overview

Revenues

To date, we have not generated any revenues. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing agreements; other outside services and consulting costs; and an allocation of facilities and overhead expenses. Research and development costs are expensed as incurred.

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	advancing EBV-CTL into Phase 3 clinical trials for the treatment of EBV-PTLD after HCT and SOT;
•	developing CMV-CTL in refractory CMV infection after HCT;
•	continuing development of WT1-CTL in relapsed refractory multiple myeloma, including plasma cell leukemia;
•	collaborating with MSK and another academic institution in the discovery and development of additional T-cell programs;

•	expanding our licensed T-cell platforms into other indications or viral targets;
•	completing our Phase 1 clinical trial of STM 434;
•	process development and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	evaluating our other molecularly targeted product candidates and advancing them into the clinic as appropriate; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

The process of conducting the necessary clinical research to obtain FDA approval is costly and time consuming and the successful development of our product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “1A.  Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and costs to complete our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; and allocated facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and development expenses

Research and development expenses consisted of the following costs, by program:

	Three months March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
EBV-CTL	$1,990	$59	$1,931
CMV-CTL	15	—	15
Other T-cell program expenses	3,180	63	3,117
STM 434 and other molecular programs	370	3,123	(2,753)
Employee and overhead costs	5,692	2,522	3,170
Total research and development	$11,247	$5,767	$5,480

EBV-CTL costs were $2.0 million in the 2016 period as compared to $0.1 million in the 2015 period, primarily due to development work undertaken following our exercise of the option to license this program from MSK in June 2015. We anticipate that EBV-CTL costs will increase significantly in 2016 due to the initiation of additional clinical trials for this product candidate.

Other T-cell program expenses increased to $3.2 million in the 2016 period as compared to $0.1 million in the 2015 period, primarily due to manufacturing costs for product that can be used across all of our T-cell programs. We anticipate that these costs will continue to increase in 2016.

STM 434 and other molecular program expenses, which include costs related to PINTA 745 and ATA 842, which are in the process of being returned to Amgen, decreased to $0.4 million in the 2016 period as compared to $3.1 million in the 2015 period. We anticipate that costs related to STM 434 and other molecular program expenses will decrease in 2016 following the return of the PINTA 745 and ATA 842 programs to Amgen.

Employee and overhead costs increased to $5.7 million in the 2016 period as compared to $2.5 million in the 2015 period, primarily as a result of higher compensation-related costs resulting from increased headcount in support our continuing expansion of research and development activities. In particular, payroll and employee stock-based compensation increased by $1.8 million and $1.0 million, respectively, in the 2016 period as compared to the 2015 period. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended March 31,		Increase
	2016	2015	(Decrease)
	(in thousands)
General and administrative	$5,814	$3,544	$2,270

General and administrative expenses increased to $5.8 million in the 2016 period as compared to $3.5 million in the 2015 period, primarily due to a $1.3 million increase in stock-based compensation expense driven by new award grants and a $1.0 million increase in payroll and related costs driven by increased headcount. We expect that general and administrative costs will continue to increase in 2016 as we continue to expand our operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

We have incurred losses and negative cash flows from operations in each year since inception. As of March 31, 2016, we had an accumulated deficit of $114.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our written investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  Management expects that existing cash and cash equivalents as of March 31, 2016 will be sufficient to fund our planned operations through 2018.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$22,056	$23,746
Short-term investments	284,347	296,736
Total cash, cash equivalents and short-term investments	$306,403	$320,482

Cash Flows

Comparison of the Three months Ended March 31, 2016 and 2015

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,491)	$(6,622)
Investing activities	10,861	(13,433)
Financing activities	(18)	69,487
Effect of exchange rates on cash	(42)	—
Net increase (decrease) in cash and cash equivalents	$(1,690)	$49,432

Operating activities

Net cash used in operating activities was $12.5 million in the 2016 period as compared to $6.6 million in the 2015 period. The increase of $5.9 million was primarily due to a $7.4 million increase in net loss and a $2.0 million decrease in operating assets and liabilities, partially offset by a $2.2 million increase in stock-based compensation and a $0.9 million increase in the amortization of investment premiums and discounts.

Investing activities

Net cash provided by investing activities in the 2016 period consisted primarily of $142.7 million from maturities and sales of available-for-sale securities partially offset by $131.0 million used to purchase available-for-sale securities. Net cash used in investing activities in the 2015 period consisted primarily of $54.8 million invested in short-term available-for-sale securities, offset by maturities of $41.4 million of such securities.

Financing activities

Net cash used in financing activities in the 2016 period was negligible.  Net cash provided by financing activities in the 2015 period was $69.5 million, consisting of proceeds from the sale of common stock, net of offering costs.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in connection with our continuing operations.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials and preclinical studies for our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2016, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of March 31, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations on Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of March 31, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before investing in our common stock.  If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed.  In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2016, we reported a net loss of $16.6 million and we had an accumulated deficit of $114.7 million as of March 31, 2016.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of EBV-CTL, CMV-CTL, WT1-CTL, STM 434 and the advancement and expansion of our preclinical research pipeline. We also expect to expend resources for the development and manufacturing of product candidates and the technology we recently licensed from another academic institution. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with Amgen and MSK, taking into account the expectation that the licenses for PINTA 745 and ATA 842 will terminate in June 2016, we are obligated to make payments of up to $58.0 million to Amgen and up to $9.0 million to MSK with respect to the three licensed clinical stage T-cell programs upon the achievement of certain development and regulatory approval milestones. We are also obligated to make payments for certain commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through 2018. As of March 31, 2016, we had total cash, cash equivalents and short-term investments of $306.4 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to the Development of Our Product Candidates

We are very early in our development efforts and have only four product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.*

We are very early in our development efforts. We have four product candidates, EBV-CTL, CMV-CTL, WT1-CTL and STM 434, in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint, and we suspended further development of PINTA 745 and ATA 842, a compound that is related to PINTA 745. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

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

The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.*

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market EBV-CTL, CMV-CTL, WT1-CTL, STM 434 or any of our other product candidates in any particular jurisdiction. For example, our EBV-CTL, CMV-CTL and WT1-CTL product candidates have only been evaluated in single-center trials under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. The findings may not be reproducible in multi-center trials we conduct. In addition, the Phase 2 clinical trials with EBV-CTL enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-PTLD after HCT and EBV-PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of EBV-CTL in the treatment of a single disease state for which we may later seek approval. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.*

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

If we experience delays in the completion or termination of any clinical trial of our product candidates, the approval and commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any delays in completing our clinical trials for our product candidates may also decrease the period of commercial exclusivity. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We may not be able to obtain orphan drug exclusivity for our product candidates.*

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted us orphan drug status for STM 434 for ovarian cancer and both the FDA and the EMA has granted us orphan status for EBV-CTL for EBV-PTLD after HCT or SOT.

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

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, current Good Clinical Practices, or GCP, current good tissue practices, or cGTP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.*

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

Additionally, the process of manufacturing biologics and cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing biologics and cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Product defects can also occur unexpectedly. For example, in April 2014, we encountered a small number of cracked vials in certain STM 434 drug product lots. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because EBV-CTL, CMV-CTL and WT1-CTL are manufactured from the blood of third-party donors, the process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination in the donor material or ingress of microbiological material at any point in the process may result in contaminated and unusable product. Such contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates.  Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our products, if approved, could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, and cancer treatment centers, which could adversely affect our ability to operate our business and our results of operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.*

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. For our most advanced molecularly targeted product candidate, STM 434, we own or license a number of issued patents and pending patent applications covering the product candidates’ compositions of matter and methods of use. For STM 434, the expected expiration dates range from 2027 through 2035 for US patents and patent applications, if issued, and from 2026 through 2035 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the US Patent and Trademark Office, or USPTO, and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

If patent applications that we hold or in-license with respect to our technology or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. We have filed a number of patent applications covering our product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or exclusively licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our collaborators may develop. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications that have never had a claim with an effective filing date on or after March 16, 2013, an interference proceeding in the United States can be initiated by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications or patents. Similarly, we could become involved in derivation proceedings before the USPTO to determine inventorship with respect to our patent applications. We may also become involved in opposition proceedings in the European Patent Office or counterpart offices in other jurisdictions regarding our intellectual property rights. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent generally occurs 20 years after it is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical trials or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product candidates under patent protection, if approved, could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products. Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates, which could harm our business and ability to achieve profitability.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

There are currently no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are used off-label in the treatment of EBV-PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases including: Cell Medica Ltd., or Cell Medica, which is conducting Phase 2 clinical trials for Cytorex EBV, an autologous EBV specific T-cell therapy in NK/T-cell lymphoma.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including: Shire Plc, or Shire, which has completed Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which is conducting Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Vical Inc., or Vical, which is conducting Phase 3 clinical trials for ASP0113, a bivalent plasma DNA CMV vaccine; Helocyte, Inc., which is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine; and ViraCyte, which is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product. Chimerix, Inc., or Chimerix, which is conducting Phase 2 and Phase 3 clinical trials for brincidofovir, a lipid conjugated nucleotide analogue of cidofovir, announced that the Phase 3 trials for the prevention of CMV infection in hematopoietic stem cell transplant recipients did not meet the primary endpoints.

Several products are approved for the treatment of relapsed or refractory multiple myeloma, including Kyprolis (marketed by Amgen Inc.), Revlimid and Pomalyst (marketed by Celgene Corporation), Velcade (marketed by Millennium Pharmaceuticals, Inc.) and Darzalex® (marketed by Janssen Research & Development, LLC).  In addition, a number of companies and institutions are developing drug candidates for relapsed or refractory multiple myeloma including: AB Science SA, which is conducting a Phase 3 clinical trial for masitinib, a tyrosine kinase inhibitor; Array Biopharma Inc., which is conducting Phase 2 clinical trials for filanesib, a kinesin spindle protein inhibitor; Karyopharm Therapeutics, which is conducting Phase 2 clinical trials for Selinxor, a small-molecule nuclear transport inhibitor; Sanofi, which is conducting Phase 1 / 2 clinical trials for SAR-650984, an anti-CD38 monoclonal antibody; Altor Bioscience Corporation, which is conducting Phase 1 / 2 studies for ALT-803, an IL-15 super agonist and Adaptimmune Therapeutics PLC, which is conducting Phase 1/2 clinical trials for a TCR candidate targeting NY-ESO-1.

There are numerous approved products and therapies for ovarian cancer, and a number of companies are or may be developing new treatments for ovarian cancer and other solid tumors. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell STM 434. Approved drug therapies for ovarian cancer include: chemotherapy with platinum compounds such as cisplatin or carboplatin and taxane compounds such as paclitaxel or docetaxel; bevacizumab in combination with a chemotherapy compound such as liposomal doxorubicin, paclitaxel or topotecan; olaparib in patients with deleterious or suspected deleterious germline breast cancer susceptibility gene, known as BRCA, mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy; and hormone therapies including goserelin, leuprolide, tamoxifen, letrozole, anastrozole and exemestane. A number of companies are developing drug candidates for ovarian cancer and other solid tumors, including, but not limited to F. Hoffman-La Roche, which is developing bevacizumab (Avastin) and other potential drug therapies and Merck, which is developing pembrolizumab (Keytruda).

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of May 1, 2016, we had 62 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of EBV-CTL, CMV-CTL and WT1-CTL. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical studies and clinical trials effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through March 31, 2016, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of March 31, 2016, our executive officers, directors and stockholders that we have concluded are affiliates of us together owned approximately 34% of our outstanding voting stock, assuming no exercise of outstanding options. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In October 2014, we completed our initial public offering in which 5,750,000 shares of our common stock (inclusive of 750,000 shares from the full exercise by the underwriters of their option to purchase additional shares) were sold at a price of $11.00 per share, resulting in net proceeds of $56.5 million. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-196936), which was declared effective by the SEC on October 15, 2014. There was no material change in the planned use of proceeds from our initial public offering as described in the final prospectus dated October 15, 2014 and filed with the SEC on October 16, 2014. As of March 31, 2016, all of the net proceeds from the initial public offering had been utilized.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1+	Amended and Restated Executive Employment Agreement by and between Atara Biotherapeutics, Inc. and Heather D. Turner, dated October 12, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Indicated management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Atara Biotherapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARA BIOTHERAPEUTICS, INC.
Date: May 6, 2016
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1+	Amended and Restated Executive Employment Agreement by and between Atara Biotherapeutics, Inc. and Heather D. Turner, dated October 12, 2015					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Indicated management contract or compensatory plan or arrangement.