Form 10-Q
period 2016-06-30
Atara Biotherapeutics, Inc.
filed 2016-08-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2016 was 28,811,019 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$26,356	$23,746
Short-term investments	268,201	296,736
Restricted cash	194	194
Prepaid expenses and other current assets	4,132	3,921
Total current assets	298,883	324,597
Property and equipment, net	1,830	270
Other assets	101	108
Total assets	$300,814	$324,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,235	$1,445
Accrued compensation	2,135	2,624
Accrued research and development expenses	3,799	5,112
Other accrued liabilities	837	528
Total current liabilities	10,006	9,709
Long-term liabilities	563	166
Total liabilities	10,569	9,875

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 28,705,875 and 28,458,807 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	423,600	413,725
Accumulated other comprehensive income (loss)	193	(518)
Accumulated deficit	(133,551)	(98,110)
Total stockholders’ equity	290,245	315,100
Total liabilities and stockholders’ equity	$300,814	$324,975

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$12,991	$11,507	$24,238	$17,274
General and administrative	6,494	3,601	12,308	7,145
Total operating expenses	19,485	15,108	36,546	24,419
Loss from operations	(19,485)	(15,108)	(36,546)	(24,419)
Interest and other income, net	605	163	1,108	316
Loss before provision for income taxes	(18,880)	(14,945)	(35,438)	(24,103)
Provision for income taxes	—	—	3	2
Net loss	$(18,880)	$(14,945)	$(35,441)	$(24,105)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	142	(48)	711	34
Comprehensive loss	$(18,738)	$(14,993)	$(34,730)	$(24,071)
Net loss per common share:
Basic and diluted net loss per common share	$(0.66)	$(0.62)	$(1.24)	$(1.04)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	28,665	24,224	28,603	23,079

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(35,441)	$(24,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,860	5,053
Amortization of investment premiums and discounts	2,294	880
Depreciation expense	79	11
Loss on foreign exchange	4	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(816)	(3,314)
Other assets	7	(24)
Accounts payable	1,790	1,162
Accrued compensation	(489)	(301)
Accrued research and development expenses	(1,313)	4,500
Other accrued liabilities	235	3,247
Long-term liabilities	511	27
Net cash used in operating activities	(23,279)	(12,864)
Investing activities
Purchases of short-term investments	(186,006)	(111,325)
Sales of short-term investments	95,242	29,589
Maturities of short-term investments	118,320	33,920
Purchases of property and equipment	(1,639)	(5)
Net cash provided by (used in) investing activities	25,917	(47,821)
Financing activities
Proceeds from sale of common stock, net of offering costs	—	69,445
Taxes paid related to net share settlement of restricted stock units	(53)	(4,468)
Proceeds from exercise of stock options	29	—
Net cash provided by (used in) financing activities	(24)	64,977
Effect of exchange rates on cash	(4)	—
Increase in cash and cash equivalents	2,610	4,292
Cash and cash equivalents at beginning of period	23,746	21,897
Cash and cash equivalents at end of period	$26,356	$26,189
Non-cash investing and financing activities
Issuance of common stock upon vesting of stock awards	$40	$40
Change in long-term liabilities related to non-vested stock awards	$(40)	$(40)
Proceeds receivable from option exercises	$—	$32
Offering costs in anticipation of public filing included in other accrued liabilities and accounts payable	$—	$312
Property and equipment purchases included in liabilities	$503	$—
Supplemental cash flow disclosure
Cash paid for taxes	$3	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the six month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of June 30, 2016, we had an accumulated deficit of $133.6 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of June 30, 2016 will be sufficient to fund our planned operations through 2018.

Concentration of Credit Risk and Other Uncertainties

We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, the amount of which at times, may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also have short-term investments in money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities, which can be subject to certain credit risk. However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers.

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: our ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, our product candidates, if approved; performance of third-party clinical research organizations and manufacturers upon which we rely; development of sales channels; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; and our ability to attract and retain employees necessary to support our growth.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial accruals and stock-based compensation expense. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase the transparency and comparability in the reporting of leasing arrangements by generally requiring leased assets and liabilities to be recorded on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Loss (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. The new standard is effective on January 1, 2020 for the Company. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

3.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

Potential dilutive securities, which include unvested restricted stock awards (“RSAs”), unvested restricted stock units (“RSUs”), vested and unvested options to purchase common stock (“options”) and shares to be issued under our employee stock purchase plan (“ESPP”) have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of June 30,
	2016	2015
Unvested RSAs	90,144	416,207
Unvested RSUs	922,569	564,821
Vested and unvested options	3,424,099	470,094
ESPP share purchase rights	4,048	—

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our financial assets measured on a recurring basis, which were comprised solely of available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$21,377	$—	$—	$21,377
U.S. Treasury obligations	Level 2	81,460	114	(3)	81,571
Government agency obligations	Level 2	29,716	25	(6)	29,735
Corporate debt obligations	Level 2	154,173	109	(47)	154,235
Asset-backed securities	Level 2	7,595	4	(2)	7,597
Total available-for-sale securities		294,321	252	(58)	294,515
Less amounts classified as cash equivalents		(26,314)	—	—	(26,314)
Amounts classified as short-term securities		$268,007	$252	$(58)	$268,201

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2015:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$16,364	$—	$—	$16,364
U.S. Treasury obligations	Level 2	599	—	(1)	598
Government agency obligations	Level 2	36,480	1	(88)	36,393
Corporate debt obligations	Level 2	203,767	8	(339)	203,436
Commercial paper	Level 2	999	—	—	999
Asset-backed securities	Level 2	61,304	2	(102)	61,204
Total available-for-sale securities		319,513	11	(530)	318,994
Less amounts classified as cash equivalents		(22,259)	—	1	(22,258)
Amounts classified as short-term securities		$297,254	$11	$(529)	$296,736

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2016		As of December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$213,377	$213,431	$211,311	$211,059
Maturing in one to five years	80,944	81,084	108,202	107,935
Total available-for-sale securities	$294,321	$294,515	$319,513	$318,994

As of June 30, 2016, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company had no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three months and six months ended June 30, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.

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

Amgen License Agreements - In September 2012, we entered into three license agreements with Amgen. In accordance with terms of the agreements with Amgen, we use commercially reasonable efforts to prepare, file, prosecute, defend and maintain the patents covered by the license agreements. During the three months ended June 30, 2016 and 2015, we incurred expenses of $0.2 million and $0.3 million, respectively, related to these activities. During the six months ended June 30, 2016 and 2015, we incurred expenses of $0.4 million and $0.7 million, respectively, related to these activities.

In December 2015, we announced that we would be suspending further development of PINTA 745 and in June 2016, we returned the rights related to this and the ATA 842 program to Amgen. Under the remaining license agreements, potential payments of up to $58.0 million are due to Amgen upon the achievement of development and regulatory approval milestones and payments of up to $104.0 million are due upon the achievement of sales-based milestones.

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

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer Medical Research Institute (“QIMR Berghofer”). Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our statement of operations and comprehensive loss. Under the research and development collaboration agreement, we are required to reimburse the cost of agreed upon development activities. These payments are expensed on a straight-line basis over the term of the agreement and resulted in research and development expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. The agreement also provides for various milestone and royalty payments to QIMR Berghofer based on achievement of certain developmental milestones and future product sales, if any.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2016 and December 31, 2015, there were no outstanding obligations for milestones and royalties to MSK, Amgen and QIMR Berghofer.

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

Operating Leases

In December 2015, we entered into a lease agreement for our new corporate headquarters in South San Francisco, California, which is expected to expire in April 2021. In connection with the lease, we issued a letter of credit for $0.2 million to the landlord, which expires in December 2016 and is classified as restricted cash in our condensed consolidated balance sheet. In May 2016, we subleased our previous corporate facility to a third party through January 2017. Other leased property includes a facility in Westlake Village, California under a lease agreement that expires in April 2019. As of June 30, 2016, future minimum commitments for our operating leases were as follows:

Operating Leases
Periods Ending December 31,	(in thousands)
2016	$747
2017	1,295
2018	981
2019	734
2020	614
Thereafter	208
Total operating lease commitments	$4,579
Less income from sublease	141
Net minimum operating lease commitments	$4,438

Rent expense for the three months ended June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively.  Rent expense for the six months ended June 30, 2016 and 2015 was $0.6 million and $0.2 million, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2016 and December 31, 2015.

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

7.	Stockholders’ Equity

The following shares of common stock were reserved for future issuance as of June 30, 2016:

Total Shares Reserved
2014 Equity Incentive Plan	9,247,174
2014 Employee Stock Purchase Plan	663,667
Total reserved shares of common stock	9,910,841

Restricted Stock Awards

In August 2012 and March 2013, our chief executive officer and one other Atara employee purchased RSAs with certain vesting conditions. As of June 30, 2016, 1,245,240 of these shares had vested and are reported as shares outstanding in the financial statements. The remaining 90,144 shares are expected to fully vest in 2016. Stock-based compensation expense related to the RSAs is recorded using accelerated graded vesting model and was $0.1 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively. The unrecognized stock-based compensation expense related to unvested RSAs was $34,000 as of June 30, 2016 and this expense is expected to be recognized in 2016. The aggregate intrinsic value of unvested RSAs was $2.0 million as of June 30, 2016.

2014 Equity Incentive Plan (2014 EIP)

Our 2014 EIP permits the issuance of options, RSAs, RSUs and other types of awards to employees, directors and consultants.

In June 2016, our stockholders approved an increase of 4,000,000 shares to the shares reserved for issuance under the 2014 EIP. As of June 30, 2016, a total of 9,247,174 shares of common stock were reserved for issuance under the 2014 Plan, of which 4,370,250 were subject to outstanding options and RSUs and 4,876,924 shares were available for future grant.

Restricted Stock Awards and Units

The following is a summary of RSA and RSU activity under our 2014 EIP:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	48,317	$0.40	427,605	$7.86
Granted	—		642,697	$15.78
Forfeited	—		(44,333)	$11.83
Vested	(32,211)	$0.40	(103,400)	$6.31
Unvested as of June 30, 2016	16,106	$0.40	922,569	$13.36
Vested and unreleased			23,582
Outstanding as of June 30, 2016			946,151

As of June 30, 2016, there was $8.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.7 years. The aggregate intrinsic value of the RSUs outstanding as of June 30, 2016 was $21.3 million. Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the six months ended June 30, 2016, we settled 104,653 RSUs, of which 101,355 RSUs were net settled by withholding 3,298 shares.  The value of the RSUs withheld was approximately $53,000 based on the closing price of our common stock on the settlement date. These amounts were remitted to the appropriate taxing authorities and have been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of option activity under our 2014 EIP:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,137,529	$25.81
Granted	462,600	$19.99
Exercised	(2,444)	$11.82
Forfeited or expired	(173,586)	$25.39
Outstanding as of June 30, 2016	3,424,099	$25.12	6.04	$7,120
Vested and expected to vest as of June 30, 2016	3,424,099	$25.12	6.04	$7,120
Exercisable as of June 30, 2016	702,649	$22.36	5.60	$2,451

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2016 and the exercise price of outstanding, in-the-money options. As of June 30, 2016, there was $36.5 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.0 years.  Options for 2,444 and 2,595 shares of our common stock were exercised during the six months ended June 30, 2016 and 2015, with an intrinsic value of $26,000 for each period.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted during the period indicated:

	Six months ended June 30, 2016		Six months ended June 30, 2015
	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.5	6.9	4.5	6.9
Expected volatility	68.9%	66.1%	71.2%	70.1%
Risk-free interest rate	1.4%	1.7%	1.3%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$11.04	$11.57	$15.31	$16.66
Options granted	453,600	9,000	800,099	2,000
Total estimated grant date fair value	$5,006,000	$104,000	$12,248,000	$33,000

The estimated fair value of stock options that vested during the six months ended June 30, 2016 and 2015 was $6.3 million and $1.1 million, respectively.

2014 Employee Stock Purchase Plan (“2014 ESPP”)

As of June 30, 2016, there were 663,667 shares authorized for issuance under the 2014 ESPP. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. In the three months ended June 30, 2016, an offering commenced for the period from June 1, 2016 through May 31, 2017, and the Company recorded $0.1 million stock-based compensation expense. There were no purchases of shares under the 2014 ESPP in the three months ended June 30, 2016.

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$2,434	$1,251	$4,681	$2,540
General and administrative	2,701	1,318	5,179	2,513
Total stock-based compensation expense	$5,135	$2,569	$9,860	$5,053

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We have two groups of product candidates: (a) allogeneic, or third-party derived, antigen-specific T-cells, and (b) molecularly targeted biologics. Our most advanced product candidate, EBV-CTL, is expected to enter two pivotal trials by the end of 2016. We have additional product candidates at various stages of development.

T-cells are a type of white blood cell, and cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, can mount an immune response against an antigen or antigens in order to combat viral infection or disease. Our clinical stage T-cell product candidates use cells from healthy donors.  These cells are trained to recognize an antigen, expanded, characterized, banked, and held as inventory. The cells are then partially human leukocyte antigen, or HLA-matched to a patient in need, providing an “off-the-shelf” cellular therapeutic. We licensed rights to these product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015.

Our initial T-cell product candidates are CTLs that target viral- or cancer-specific antigens and are designed to harness the body’s immune system to counteract specific viral infections and cancers. Our most advanced T-cell product candidate, EBV-CTL, is entering into pivotal trials for Epstein-Barr virus, or EBV-associated post-transplant lymphoproliferative disorders, or EBV-PTLD. EBV-PTLD is a cancer affecting some patients who have received an allogeneic hematopoietic cell transplant, or HCT, a solid organ transplant, or SOT, or are otherwise immunocompromised. Both of these pivotal trials are on track to commence by the end of 2016.   In June 2016, we opened a multi-center expanded access protocol, or EAP, trial of EBV-CTL at several transplant centers.  The EAP is intended to provide access to patients with EBV-PTLD in advance of opening our pivotal trials, and ensure continued availability of EBV-CTL to patients who do not qualify for enrollment into the pivotal clinical trials.

In February 2015, the FDA granted breakthrough therapy designation for EBV-CTL in the treatment of rituximab-refractory EBV-PTLD after HCT. Breakthrough therapy designation is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In February 2016, the FDA granted orphan drug designation for EBV-CTL for the treatment of patients with EBV-PTLD after HCT or SOT, and in March 2016, the European Medicines Agency, or EMA, granted orphan drug designation for EBV-CTL for the treatment of patients with EBV-PTLD. EBV-CTL was accepted into the EMA’s Adaptive Licensing Program and in June 2016, the EMA classified our EBV-CTL product candidate as an Advanced Therapy Medicinal Product, or ATMP. ATMP classification was established to regulate cell and gene therapy, support development of these products and provide a benchmark for the level of quality compliance for pharmaceutical practices.  It can also provide developers with scientific regulatory guidance, help clarify the applicable regulatory framework and development path, provide access to all relevant services and incentives offered by the EMA and can also be advantageous when submitting clinical trial dossiers to national EU regulatory authorities. For EBV-CTL for EBV-PTLD, we are planning to receive parallel Scientific Advice from the EMA and health technology assessment groups in the fourth quarter of this year.

We are also developing EBV-CTLs in other indications such as nasopharyngeal carcinoma, or NPC.  Our collaborating investigator, MSK, presented clinical results on the use of EBV-CTLs in patients with recurrent NPC at the June 2016 American Society of Clinical Oncology, or ASCO, Annual Meeting.  The data presented demonstrated an objective response for an allogeneic cellular therapy in patients with solid tumors. We expect to initiate a Phase 2 clinical trial evaluating EBV-CTLs in combination with another anti-cancer therapy for the treatment of NPC in 2017.

Our second T-cell product candidate, CMV-CTL, is in Phase 2 clinical trials for cytomegalovirus, or CMV, an infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. In the first quarter of 2016, we transferred the investigational new drug application, or IND, from MSK to us. We expect to meet with the FDA in the fourth quarter of 2016 to discuss late phase development with CMV-CTLs to support approval for the treatment of patients with anti-viral refractory or resistant CMV infection following HCT.

Our third T-cell product candidate, WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. At the 2015 American Society of Hematology, or ASH, Annual Meeting, MSK presented results from this Phase 1 clinical trial of primary donor-derived WT1-CTLs. In this trial, response assessments were conducted utilizing criteria consistent with those defined by the International Myeloma Working Group.

•	Patients with relapsed-refractory MM, including PCL were treated with allogeneic HCT followed by primary HCT donor derived WT1-CTLs.
•	At one year, a response rate of greater than 50% was observed in these patients and among the three patients with PCL who received WT1-CTL, all three achieved a complete response.
•	Two patients who developed a complete response remain in remission after more than one year.
•	There were no serious adverse events reported related to treatment with WT1-CTLs.

Based on data from these trials, we expect to explore the clinical utility of WT1-CTL in these hematologic malignancies, including PCL.

In October 2015, we entered into exclusive license and research agreements with QIMR Berghofer Medical Research Institute, or QIMR Berghofer. These agreements enable us to access a technology complementary to that which was licensed from MSK and to pursue development of EBV and CMV-CTLs for other indications such as NPC, gastric cancer and multiple sclerosis, or MS. We are working with QIMR Berghofer to initiate clinical trials utilizing allogeneic CTLs in these new indications.

While we evaluate the path to registration for both EBV-CTL and CMV-CTL, we intend to concurrently explore the clinical utility of these T-cell product candidates or other cellular therapies in other relevant disease states to expand their potential applicability. In addition, we believe that T-cells can be directed at a broad range of other targets to create future product candidates. We believe that viral antigens are well suited to adoptive immunotherapy given that people with normal immune systems are able to mount robust responses to these viral targets, but immunocompromised patients and some cancer patients are not.

Our molecularly targeted product candidates are biologics that inhibit myostatin and activin, members of the Transforming Growth Factor-Beta, or TGF-ß, protein superfamily, which play roles in the growth and maintenance of muscle and many other body tissues. Our lead molecularly targeted product candidate is STM 434, which has received orphan drug designation from the FDA for ovarian cancer. We commenced a Phase 1 clinical trial of STM 434 for ovarian cancer and other solid tumors in 2014. The dose escalation stage of our Phase 1 trial for STM-434 is ongoing. We expect to begin the monotherapy dose expansion phase at the end of this year in patients with advanced granulosa cell or clear cell ovarian cancer. At the June 2016 ASCO meeting, we presented initial data from the dose escalation part of the Phase 1 clinical trial.  We reported that stable disease up to 12 months in duration was observed in 20% of patients, including four granulosa cell tumor patients.  The stable disease rate in granulosa cell tumor patients was 40%. We also reported that increasing doses of STM 434 were associated with modulation of cachexia as assessed by changes in lean body mass and six minute walk distance test.  The most common treatment emergent adverse events were fatigue, epistaxis, or bleeding from the nose, and abdominal pain.  Adverse events were generally deemed grade 1-2 in severity.

STM 434 is a novel molecule with a well-characterized mechanism of action. It was developed initially, along with our other in-licensed molecularly targeted biologic product candidates, at Amgen. Taken together, we believe these product candidates constitute a pipeline of biologics that have benefited from years of investment, resulting in a large patent portfolio, with broad pre-clinical testing. Where appropriate, we intend to conduct preclinical studies and file INDs with the FDA for these candidates.

We do not yet manufacture any of our product candidates.  We currently outsource the manufacturing of drug substance and drug product for our preclinical studies and clinical trials. We also outsource fill-finish, packaging, labeling, storage, shipping and distribution. This approach has allowed us to rapidly conduct manufacturing activities for multiple programs in parallel. It has also allowed us to balance the requirements of multiple programs and avoid costly investment in manufacturing infrastructure and personnel before clinical data are available. In selecting contract manufacturing organizations (each a “CMO”) to manufacture our product candidates, we generally strive to select the CMO based on the particular technical needs of the product candidate. In addition, we aim to work with CMOs that possess the requisite scale, expertise and experience to support clinical as well as commercial product manufacturing, which may mitigate the need for costly and time-consuming process transfers later in development.

In December 2015, we announced results from our Phase 2 proof-of-concept clinical trial of PINTA 745 for the treatment of protein energy wasting in patients with end stage renal disease.  The trial did not meet its primary endpoint, and we returned the rights to this program to Amgen in June 2016.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

We have never generated revenues and have incurred losses since inception. Our net loss was $35.4 million for the six months ended June 30, 2016, and as of June 30, 2016, we had an accumulated deficit of $133.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2016, our cash, cash equivalents and short-term investments totaled $294.6 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	advancing EBV-CTLs into Phase 3 clinical trials for the treatment of EBV-PTLD after HCT and SOT;
•	developing CMV-CTL in antiviral refractory CMV infection after HCT;
•	continuing development of WT1-CTL in relapsed refractory multiple myeloma, including plasma cell leukemia;
•	collaborating with MSK and QIMR Berghofer in the discovery and development of additional T-cell programs;
•	expanding our licensed T-cell platforms into other indications, including NPC and MS or additional viral targets;
•	completing our Phase 1 clinical trial of STM 434;
•	process development and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	evaluating our other molecularly targeted product candidates and advancing them into the clinic as appropriate; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Research and development expenses

Research and development expenses consisted of the following costs, by program:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)			(in thousands)
EBV-CTL	$1,362	$3	$1,359	$3,352	$62	$3,290
CMV-CTL	359	—	359	374	—	374
Other T-cell program expenses	4,321	4,584	(263)	7,501	4,646	2,855
STM 434 and other molecular programs	551	3,886	(3,335)	921	7,006	(6,085)
Employee and overhead costs	6,398	3,034	3,364	12,090	5,560	6,530
Total research and development	$12,991	$11,507	$1,484	$24,238	$17,274	$6,964

EBV-CTL costs increased to $1.4 million and $3.4 million in the three and six months ended June 30, 2016, as compared to $3,000 and $0.1 million in the comparative 2015 periods, primarily due to development work undertaken following our exercise of the option to license this program from MSK in June 2015. We anticipate that EBV-CTL costs will increase significantly in 2016 due to the preparation for and initiation of additional clinical trials for this product candidate.

Other T-cell program expenses were $4.3 million and $7.5 million in the three and six months ended June 30, 2016, as compared to $4.6 million in the comparative 2015 periods. The 2016 amounts primarily comprise manufacturing costs for product that can be used across all of our T-cell programs. The 2015 amounts primarily comprise an upfront cash payment of $4.5 million for the exercise of our option to license T-cell therapies from MSK. We anticipate that our T-cell program expenses will continue to increase in 2016.

STM 434 and other molecular program expenses, which include costs related to PINTA 745 and ATA 842, were $0.6 million and $0.9 million in the three and six months ended June 30, 2016, as compared to $3.9 million and $7.0 million in the comparative 2015 periods. The decreases in each comparative period were primarily due to reduced spending on PINTA 745 and ATA 842 following the suspension of clinical development in December 2015. We anticipate that costs related to STM 434 and other molecular program expenses will decrease in 2016 as compared to 2015 following the return of rights related to the PINTA 745 and ATA 842 programs to Amgen in June 2016.

Employee and overhead costs increased to $6.4 million and $12.1 million in the three and six months ended June 30, 2016, as compared to $3.0 million and $5.6 million in the comparative 2015 periods. The increase between the three-month periods was primarily due to a $1.5 million increase in payroll costs and a $1.2 million increase in stock-based compensation expense as a result of increased headcount in support of our continuing expansion of research and development activities.  The increase between the six-month periods was primarily due to a $3.3 million increase in payroll costs and a $2.2 million increase in stock-based compensation expense, also as a result of increased headcount. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)			(in thousands)
General and administrative	$6,494	$3,601	$2,893	$12,308	$7,145	$5,163

General and administrative expenses increased to $6.5 million and $12.3 million in the three and six months ended June 30, 2016, as compared to $3.6 million and $7.1 million in the comparative 2015 periods. The increase between the three-month periods was primarily due to a $1.4 million increase in stock-based compensation expense driven by new award grants and a $0.9 million increase in payroll and related costs driven by increased headcount. The increase between the six-month periods was primarily due to a $2.7 million increase in stock-based compensation expense driven by new award grants and a $1.8 million increase in payroll and related costs driven by increased headcount. We expect that general and administrative costs will continue to increase in 2016 as we continue to expand our operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

We have incurred losses and negative cash flows from operations in each year since inception. As of June 30, 2016, we had an accumulated deficit of $133.6 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our written investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  Management expects that existing cash and cash equivalents as of June 30, 2016 will be sufficient to fund our planned operations through 2018.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$26,356	$23,746
Short-term investments	268,201	296,736
Total cash, cash equivalents and short-term investments	$294,557	$320,482

Cash Flows

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,279)	$(12,864)
Investing activities	25,917	(47,820)
Financing activities	(24)	64,977
Effect of exchange rates on cash	(4)	—
Net increase in cash and cash equivalents	$2,610	$4,293

Operating activities

Net cash used in operating activities was $23.3 million in the 2016 period as compared to $12.9 million in the 2015 period. The increase of $10.4 million was primarily due to a $11.3 million increase in net loss and a $5.4 million decrease in operating assets and liabilities, partially offset by a $4.8 million increase in stock-based compensation and a $1.4 million increase in the amortization of investment premiums and discounts.

Investing activities

Net cash provided by investing activities in the 2016 period consisted primarily of $213.6 million from maturities and sales of available-for-sale securities partially offset by $186.0 million used to purchase available-for-sale securities. Net cash used in investing activities during the six months ended June 30, 2015 consisted primarily of $111.3 million used to purchase available-for-sale securities, partially offset by $63.5 million received from maturities of available-for-sale securities.

Financing activities

Net cash used in financing activities in the 2016 period was $24,000.  Net cash provided by financing activities for the six months ended June 30, 2015 was $65.0 million, consisting of $69.4 million net proceeds from the sale of common stock, partially offset by $4.5 million used to pay taxes related to the net share settlement of restricted stock units.

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

•	the extent to which we in-license or acquire other products and technologies; and
•	the timing of capital expenditures.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2016, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of June 30, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of June 30, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended June 30, 2016, we reported a net loss of $18.9 million and we had an accumulated deficit of $133.6 million as of June 30, 2016.

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

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving cancer immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.*

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of EBV-CTL, CMV-CTL, WT1-CTL, STM 434 and the advancement and expansion of our preclinical research pipeline. We also expect to expend resources for the development and manufacturing of product candidates and the technology we recently licensed from QIMR Berghofer. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with Amgen and MSK, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through 2018. As of June 30, 2016, we had total cash, cash equivalents and short-term investments of $294.6 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers for commercial manufacturing capabilities;
•	develop manufacturing and distribution processes for our novel T-cell product candidates;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are EBV-CTL, CMV-CTL, which are in Phase 2 clinical trials, and WT1-CTL and STM 434, which are in Phase 1 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our T-cell product candidates, EBV-CTL, CMV-CTL and WT1-CTL, represent new therapeutic approaches that present significant challenges.*

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

We have no experience manufacturing our product candidates on a clinical or commercial scale and have no manufacturing facility. We are dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.*

We do not own or operate facilities for the manufacturing of our product candidates and currently we have no commitments to build our own clinical or commercial scale manufacturing capabilities. We currently rely on single source CMOs for the production of the product candidates we have licensed from Amgen and on single source suppliers of some of the materials incorporated in these product candidates. In the case of EBV-CTL, CMV-CTL and WT1-CTL, we currently rely on MSK for the production of these product candidates and acquisition of the materials incorporated in or used in the manufacturing or testing of these product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing of STM 434, the CMOs with whom we currently work will need to increase the scale of production and demonstrate comparability of the material produced by these CMOs to the material that was previously produced by Amgen. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of EBV-CTL, CMV-CTL and WT1-CTL, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. Moreover, we will need to transfer the manufacturing know-how developed by and housed at MSK.  We are in the process of transferring the manufacturing of EBV-CTLs to our CMO. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies intended to demonstrate the comparability of material previously produced by Amgen or MSK with that generated by our CMOs.  If we are not able to successfully transfer this know-how our ability to manufacture EBV-CTL, CMV-CTL and WT1-CTL may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. We intend to build our own cellular manufacturing facility. Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Even if patents have issued or do successfully issue from patent applications, and even if such patents cover our product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be not valid or enforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. In three of our pending patent applications exclusively licensed from MSK, directed to use of CMV-CTL to treat CMV retinitis in HIV-infected patients or SOT recipients, we do not have exclusive rights, due to one of the named inventors being an employee of an entity other than MSK and ensuing co-ownership of the applications with MSK of this other entity from which we do not presently have a license. There is no guarantee that we will be able to obtain a license from this other entity on commercially reasonable terms, or at all. If this entity licenses its rights elsewhere, our competitors might gain access to this intellectual property. Also, the possibility exists that others will develop products on an independent basis which have the same effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any of these outcomes could have an adverse impact on our business.

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

We have in-licensed a significant portion of our intellectual property from Amgen and MSK. If we breach any of our license agreements with Amgen or MSK, we could lose the ability to continue the development and potential commercialization of one or more of our product candidates.*

We hold rights under a number of license agreements with Amgen and MSK that are important to our business. Our discovery and development platform is built, in part, around patent rights exclusively in-licensed from Amgen and MSK. The Amgen agreements generally grant us an exclusive (except as to the licenses to Amgen know-how, which are non-exclusive and limited as to their field of use), worldwide license to research, develop, improve, make, use, offer for sale, sell, import, export or otherwise exploit several classes of novel compounds, including STM 434. The MSK agreement generally grants us an exclusive license to research, develop, make, use, offer for sale, sell and import, EBV-CTL, CMV-CTL and WT1-CTL. Three pending applications licensed to us by MSK that are all directed to methods of treating CMV retinitis in HIV-infected patients or SOT recipients, are co-owned by MSK and another entity, and thus our exclusive license from MSK does not convey exclusive rights under those applications. Under our existing Amgen and MSK license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and Amgen or MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and Amgen or MSK may have a right to terminate the affected license. The loss of any or all of our license agreements with Amgen or our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

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

There are currently no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are used off-label in the treatment of EBV-PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases including: Cell Medica Ltd., or Cell Medica, which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including: Shire Plc, or Shire, which has completed Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which is conducting Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Vical Inc., or Vical, which is conducting Phase 3 clinical trials for ASP0113, a bivalent plasma DNA CMV vaccine; Helocyte, Inc., which is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine; Novartis AG, or Novartis Pharmaceuticals, which is conducting Phase 1/ 2 clinical trials for CSJ-148, a monoclonal antibody combination therapy; VBI Vaccines Inc., which is conducting Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, which is conducting Phase 1 clinical trials for HB101, a bivalent vaccine and ViraCyte, which is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product.

Several products are approved for the treatment of relapsed or refractory multiple myeloma, including Kyprolis (marketed by Amgen Inc.), Revlimid and Pomalyst (marketed by Celgene Corporation), Velcade (marketed by Millennium Pharmaceuticals, Inc.) and Darzalex (marketed by Janssen Research & Development, LLC).  In addition, a number of companies and institutions are developing drug candidates for relapsed or refractory multiple myeloma including: AB Science SA, which is conducting a Phase 3 clinical trial for masitinib, a tyrosine kinase inhibitor; Array Biopharma Inc., which is conducting Phase 2 clinical trials for filanesib, a kinesin spindle protein inhibitor; Karyopharm Therapeutics, which is conducting Phase 2 clinical trials for Selinxor, a small-molecule nuclear transport inhibitor; Sanofi, which is conducting Phase 1 / 2 clinical trials for SAR-650984, an anti-CD38 monoclonal antibody; Altor Bioscience Corporation, which is conducting Phase 1 / 2 studies for ALT-803, an IL-15 super agonist; RedHill Biopharma Ltd., which is conducting Phase 1 / 2 clinical trials for Yeliva, a sphingosine kinase-2 selective inhibitor; Celgene Corporation, which is conducting Phase 1 / 2 clinical trials for CC-220, a TNF-alpha synthesis inhibitor; and Adaptimmune Therapeutics PLC, which is conducting Phase 1 / 2 clinical trials for a TCR candidate targeting NY-ESO-1.

There are numerous approved products and therapies for ovarian cancer, and a number of companies are or may be developing new treatments for ovarian cancer and other solid tumors. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell STM 434. Approved drug therapies for ovarian cancer include: chemotherapy with platinum compounds such as cisplatin or carboplatin and taxane compounds such as paclitaxel or docetaxel; bevacizumab in combination with a chemotherapy compound such as liposomal doxorubicin, paclitaxel or topotecan; olaparib in patients with deleterious or suspected deleterious germline breast cancer susceptibility gene, known as BRCA, mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy; and hormone therapies including goserelin, leuprolide, tamoxifen, letrozole, anastrozole and exemestane. A number of companies are developing drug candidates for ovarian cancer and other solid tumors, including, but not limited to F. Hoffman-La Roche, which is developing bevacizumab (Avastin) and other potential drug therapies; Takeda Pharmaceutical Company, Ltd., or Takeda, which is developing TAK-700, an estrogen and testosterone synthesis inhibitor; Vascular Biogenics Ltd., or VBL Therapeutics, which is developing VB-111, an anti-angiogenic agent; AstraZeneca PLC, which is developing AZD1775, a Wee1 kinase inhibitor and Merck, which is developing pembrolizumab (Keytruda).

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of August 1, 2016, we had 69 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of EBV-CTL, CMV-CTL and WT1-CTL. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through June 30, 2016, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2016, our executive officers, directors and stockholders that we have concluded are affiliates of us together owned approximately 46% of our outstanding voting stock, assuming no exercise of outstanding options. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. For example, our board is divided into three classes. Each class has a three-year term. These classes make it more difficult to replace a majority of our directors in a short period of time. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Consent to Sublease by and among PR 701 Gateway, LLC, Atara Biotherapeutics, Inc. and Intrexon Corporation, dated May 13, 2016.					X

10.2+	Amended and Restated 2014 Equity Incentive Plan.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

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
Date: August 8, 2016
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Consent to Sublease by and among PR 701 Gateway, LLC, Atara Biotherapeutics, Inc. and Intrexon Corporation, dated May 13, 2016.					X

10.2+	Amended and Restated 2014 Equity Incentive Plan.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Indicated management contract or compensatory plan or arrangement.