Form 10-Q
period 2016-09-30
Atara Biotherapeutics, Inc.
filed 2016-11-04
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2016 was 28,860,635 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$46,013	$23,746
Short-term investments	232,134	296,736
Restricted cash	194	194
Prepaid expenses and other current assets	3,889	3,921
Total current assets	282,230	324,597
Property and equipment, net	2,085	270
Other assets	102	108
Total assets	$284,417	$324,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,463	$1,445
Accrued compensation	3,156	2,624
Accrued research and development expenses	5,109	5,112
Other accrued liabilities	960	528
Total current liabilities	13,688	9,709
Long-term liabilities	527	166
Total liabilities	14,215	9,875

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 28,842,125 and 28,458,807 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	429,088	413,725
Accumulated other comprehensive income (loss)	35	(518)
Accumulated deficit	(158,924)	(98,110)
Total stockholders’ equity	270,202	315,100
Total liabilities and stockholders’ equity	$284,417	$324,975

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$18,802	$8,113	$43,040	$25,387
General and administrative	7,140	4,146	19,448	11,291
Total operating expenses	25,942	12,259	62,488	36,678
Loss from operations	(25,942)	(12,259)	(62,488)	(36,678)
Interest and other income, net	576	380	1,684	696
Loss before provision (benefit) for income taxes	(25,366)	(11,879)	(60,804)	(35,982)
Provision (benefit) for income taxes	7	(11)	10	(9)
Net loss	$(25,373)	$(11,868)	$(60,814)	$(35,973)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(158)	117	553	151
Comprehensive loss	$(25,531)	$(11,751)	$(60,261)	$(35,822)
Net loss per common share:
Basic and diluted net loss per common share	$(0.88)	$(0.43)	$(2.12)	$(1.46)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	28,801	27,675	28,670	24,628

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(60,814)	$(35,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,128	7,287
Amortization of investment premiums and discounts	2,811	1,714
Depreciation expense	210	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(602)	(2,514)
Other assets	6	(50)
Accounts payable	3,018	1,413
Accrued compensation	532	337
Accrued research and development expenses	(3)	1,713
Other accrued liabilities	433	263
Long-term liabilities	420	25
Net cash used in operating activities	(38,861)	(25,764)
Investing activities
Purchases of short-term investments	(252,279)	(285,390)
Sales of short-term investments	187,508	34,349
Maturities of short-term investments	127,749	50,352
Purchases of property and equipment	(2,025)	(19)
Net cash provided by (used in) investing activities	60,953	(200,708)
Financing activities
Proceeds from sale of common stock, net of offering costs	—	263,434
Taxes paid related to net share settlement of restricted stock units	(75)	(4,588)
Proceeds from exercise of stock options	250	195
Net cash provided by financing activities	175	259,041
Increase in cash and cash equivalents	22,267	32,569
Cash and cash equivalents at beginning of period	23,746	21,897
Cash and cash equivalents at end of period	$46,013	$54,466
Non-cash investing and financing activities
Issuance of common stock upon vesting of stock awards	$60	$60
Change in long-term liabilities related to non-vested stock awards	$(60)	$(60)
Property and equipment purchases included in liabilities	$129	$—
Supplemental cash flow disclosure
Cash paid for taxes	$10	$2

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

Our T-cell programs were acquired through licensing arrangements with Memorial Sloan Kettering Cancer Center (“MSK”) and Queensland Institute of Medical Research (“QIMR Berghofer”). Our molecularly targeted biologics programs were acquired through licensing arrangements with Amgen Inc. (“Amgen”). See Note 5 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the nine month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of September 30, 2016, we had an accumulated deficit of $158.9 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of September 30, 2016 will be sufficient to fund our planned operations through 2018.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial and other accruals, stock-based compensation expense, fair values of investments and income taxes. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-20), which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Loss (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes how companies measure and recognize credit impairment for many financial assets. The new current expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of September 30,
	2016	2015
Unvested RSAs	18,510	333,652
Unvested RSUs	1,371,269	453,449
Vested and unvested options	3,744,176	543,990
ESPP share purchase rights	15,888	—

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our financial assets measured on a recurring basis, which were comprised solely of available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$37,397	$—	$—	$37,397
U.S. Treasury obligations	Level 2	75,107	42	(5)	75,144
Government agency obligations	Level 2	24,834	19	(6)	24,847
Corporate debt obligations	Level 2	126,587	31	(66)	126,552
Commercial paper	Level 2	900	—	—	900
Asset-backed securities	Level 2	13,262	18	—	13,280
Total available-for-sale securities		278,087	110	(77)	278,120
Less amounts classified as cash equivalents		(45,988)	—	2	(45,986)
Amounts classified as short-term securities		$232,099	$110	$(75)	$232,134

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2015:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$16,364	$—	$—	$16,364
U.S. Treasury obligations	Level 2	599	—	(1)	598
Government agency obligations	Level 2	36,480	1	(88)	36,393
Corporate debt obligations	Level 2	203,767	8	(339)	203,436
Commercial paper	Level 2	999	—	—	999
Asset-backed securities	Level 2	61,304	2	(102)	61,204
Total available-for-sale securities		319,513	11	(530)	318,994
Less amounts classified as cash equivalents		(22,259)	—	1	(22,258)
Amounts classified as short-term securities		$297,254	$11	$(529)	$296,736

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2016		As of December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$225,940	$225,953	$211,311	$211,059
Maturing in one to five years	52,147	52,167	108,202	107,935
Total available-for-sale securities	$278,087	$278,120	$319,513	$318,994

As of September 30, 2016, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and nine months ended September 30, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.

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

Amgen License Agreements - In September 2012, we entered into three license agreements with Amgen. In accordance with terms of the agreements with Amgen, we use commercially reasonable efforts to prepare, file, prosecute, defend and maintain the patents covered by the license agreements. During the three months ended September 30, 2016 and 2015, we incurred expenses of $0.3 million and $0.5 million, respectively, related to these activities. During the nine months ended September 30, 2016 and 2015, we incurred expenses of $0.8 million and $1.3 million, respectively, related to these activities.

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

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer.

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our statement of operations and comprehensive loss in the fourth quarter of 2015. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional CTL programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our statement of operations and comprehensive loss in the third quarter of 2016 and paid in October 2016. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods and resulted in research and development expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of September 30, 2016 and December 31, 2015, there were no outstanding obligations for milestones and royalties to MSK, Amgen and QIMR Berghofer.

6.	Commitments and Contingencies

License and Collaboration Agreements

Certain potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 5. As the achievement of these milestones and royalties are currently not fixed and determinable, such commitments have not been included in our condensed consolidated balance sheets.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of September 30, 2016 and December 31, 2015, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Operating Leases

In December 2015, we entered into a lease agreement for our new corporate headquarters in South San Francisco, California, which is expected to expire in April 2021. In connection with the lease, we issued a letter of credit for $0.2 million to the landlord, which expires in December 2016 and is classified as restricted cash in our condensed consolidated balance sheet. In May 2016, we subleased our previous corporate facility to a third party through January 2017. Other leased property includes a facility in Westlake Village, California under a lease agreement that expires in April 2019. As of September 30, 2016, future minimum commitments for our operating leases were as follows:

Operating Leases
Periods Ending December 31,	(in thousands)
Remaining 2016	$375
2017	1,294
2018	980
2019	732
2020	613
Thereafter	259
Total operating lease commitments	$4,253
Less income from sublease	70
Net minimum operating lease commitments	$4,183

Rent expense for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively.  Rent expense for the nine months ended September 30, 2016 and 2015 was $0.9 million and $0.3 million, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2016 and December 31, 2015.

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

7.	Stockholders’ Equity

The following shares of common stock were reserved for future issuance as of September 30, 2016:

Total Shares Reserved
2014 Equity Incentive Plan	9,182,558
2014 Employee Stock Purchase Plan	663,667
Total reserved shares of common stock	9,846,225

Restricted Stock Awards

In August 2012 and March 2013, our chief executive officer and one other Atara employee purchased RSAs with certain service and performance conditions. As of September 30, 2016, 1,316,875 of these shares had vested and are reported as shares outstanding in the financial statements. The remaining 18,510 shares vest in October 2016. Stock-based compensation expense related to the RSAs is recorded using accelerated graded vesting model and was $32,000 and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. There is no unrecognized stock-based compensation expense related to unvested RSAs as of September 30, 2016. The aggregate intrinsic value of unvested RSAs was $0.4 million as of September 30, 2016.

2014 Equity Incentive Plan (“2014 EIP”)

Our 2014 EIP permits the issuance of options, RSAs, RSUs and other types of awards to employees, directors and consultants.

In June 2016, our stockholders approved an increase of 4,000,000 shares to the shares reserved for issuance under the 2014 EIP. As of September 30, 2016, a total of 9,182,558 shares of common stock were reserved for issuance under the 2014 Plan, of which 5,140,848 were subject to outstanding options and RSUs and 4,041,710 shares were available for future grant.

Restricted Stock Awards and Units

The following is a summary of RSA and RSU activity under our 2014 EIP:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	48,317	$0.40	427,605	$7.86
Granted	—		1,142,697	$17.83
Forfeited	—		(44,746)	$11.87
Vested	(48,317)	$0.40	(154,287)	$6.33
Unvested as of September 30, 2016	—		1,371,269	$16.21
Vested and unreleased			25,403
Outstanding as of September 30, 2016			1,396,672

As of September 30, 2016, there was $17.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value of the RSUs outstanding as of September 30, 2016 was $29.9 million. Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the nine months ended September 30, 2016, we settled 153,719 RSUs, of which 149,468 RSUs were net settled by withholding 4,251 shares.  The value of the RSUs withheld was approximately $75,000 based on the closing price of our common stock on the settlement date. These amounts were remitted to the appropriate taxing authorities and have been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,137,529	$25.81
Granted	804,700	$20.39
Exercised	(18,947)	$13.15
Forfeited or expired	(179,106)	$25.41
Outstanding as of September 30, 2016	3,744,176	$24.79	5.90	$6,279
Vested and expected to vest as of September 30, 2016	3,744,176	$24.79	5.90	$6,279
Exercisable as of September 30, 2016	924,752	$24.50	5.49	$2,369

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2016 and the exercise price of outstanding, in-the-money options. As of September 30, 2016, there was $37.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.9 years.  Options for 18,947 and 11,844 shares of our common stock were exercised during the nine months ended September 30, 2016 and 2015, with an intrinsic value of $0.2 million and $0.4 million, respectively, as calculated based on the exercise date.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted during the period indicated:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.5	6.9	4.5	7.0
Expected volatility	69.0%	66.1%	71.8%	71.5%
Risk-free interest rate	1.3%	1.7%	1.4%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$11.23	$11.57	$19.15	$27.83
Options granted	795,700	9,000	1,106,699	9,000
Total estimated grant date fair value	$8,935,000	$104,000	$21,189,000	$250,000

The estimated fair value of stock options that vested during the nine months ended September 30, 2016 and 2015 was $10.4 million and $1.9 million, respectively.

2014 Employee Stock Purchase Plan (“2014 ESPP”)

As of September 30, 2016, there were 663,667 shares authorized for issuance under the 2014 ESPP. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. In June 2016, the first offering under the 2014 ESPP commenced for the period from June 1, 2016 through May 31, 2017, and the Company recorded $0.2 million and $0.3 million of stock-based compensation expense in relation to this offering in the three and nine months ended September 30, 2016. There were no purchases of shares under the 2014 ESPP in the nine months ended September 30, 2016.

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$2,551	$899	$7,231	$3,439
General and administrative	2,718	1,335	7,897	3,848
Total stock-based compensation expense	$5,269	$2,234	$15,128	$7,287

8.	Income Taxes

As of September 30, 2016, the Company had unrecognized tax benefits under ASC 740 Income Taxes, of approximately $4.6 million. As of this date, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $0.1 million. The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future.

During July 2016, the Company licensed certain intellectual property rights to a wholly-owned subsidiary outside the United States. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations and comprehensive loss, the transaction generated a taxable gain in the U.S. However, as this gain is offset by current and existing tax losses, there was no cash tax impact from the transaction in the periods presented. As a result of the transaction, there was an increase of $0.3 million in unrecognized tax benefits during the three months ended September 30, 2016. The Company expects to record an uncertain tax benefit of $1.1 million during the next 12 months. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision.  The amount of accrued interest and penalties as of September 30, 2016 was immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We have two groups of product candidates: (a) allogeneic, or third-party derived, antigen-specific T-cells, and (b) molecularly targeted biologics. Our most advanced product candidate, EBV-CTL, is expected to enter two Phase 3 trials by the end of 2016. We have additional product candidates at various stages of development.

T-cells are a type of white blood cell, and cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, can mount an immune response against an antigen or antigens in order to combat viral infection or disease. Our clinical stage T-cell product candidates use cells from healthy donors.  These cells are trained to recognize an antigen, then expanded, characterized, banked, and held as inventory. The cells are then partially human leukocyte antigen, or HLA-matched to a patient in need, and are ready to infuse in patients in approximately three to five days.

Our initial T-cell product candidates are CTLs that target viral- or cancer-specific antigens and are designed to harness the body’s immune system to counteract specific viral infections and cancers. Our most advanced T-cell product candidate, EBV-CTL, is entering into Phase 3 trials for Epstein-Barr virus, or EBV-associated post-transplant lymphoproliferative disorders, or EBV-PTLD. We licensed rights to this product candidate from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015. EBV-PTLD is a cancer affecting some patients who have received an allogeneic hematopoietic cell transplant, or HCT, a solid organ transplant, or SOT, or are otherwise immunocompromised. We recently submitted our final protocols for these Phase 3 trials to the U.S. Food and Drug Administration, or FDA, and both of these trials are on track to commence by the end of 2016.  In June 2016, we opened a multi-center expanded access protocol, or EAP, trial of EBV-CTL at several transplant centers.  The EAP is intended to provide access to patients with EBV-PTLD in advance of opening our Phase 3 trials, and ensure continued availability of EBV-CTL to patients who do not qualify for enrollment into the Phase 3 clinical trials.

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

In October 2016, the EMA granted access to its newly established Priorities Medicines, or PRIME, regulatory initiative for EBV-CTL in the treatment of patients with rituximab refractory EBV-PTLD after HCT.  Access to the PRIME initiative is granted by the EMA to support the development and accelerate the review of new therapies to treat patients with unmet medical need.  The criteria for the PRIME initiative require early clinical evidence that the therapy offers a therapeutic advantage over existing treatments or benefits patients with limited treatment options.  This designation provides appointment of a rapporteur, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. For EBV-CTL in the treatment of rituximab-refractory EBV-PTLD after HCT, we are scheduled to have a Scientific Advice meeting with the EMA and health technology assessment groups in the fourth quarter of this year.

We are also developing EBV-CTLs in other indications such as nasopharyngeal carcinoma, or NPC.  Our collaborating investigators at MSK presented clinical results on the use of EBV-CTLs in patients with stage 4 recurrent NPC at the June 2016 American Society of Clinical Oncology, or ASCO, Annual Meeting.  We expect to initiate a Phase 2 clinical trial evaluating EBV-CTLs in combination with another anti-cancer therapy for the treatment of NPC in 2017.

Our second T-cell product candidate, CMV-CTL, is in Phase 2 clinical trials for cytomegalovirus, or CMV, an infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. In the first quarter of 2016, we transferred the investigational new drug application, or IND, from MSK to us. We recently met with the FDA for an end of Phase 2 meeting to discuss late stage development of allogeneic CMV-CTLs for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT. We expect to initiate a Phase 3 trial in 2017, once we have completed discussions with the FDA on trial designs.  In October 2016, the EMA granted orphan drug designation for CMV-CTL for the treatment of CMV infection in patients with impaired cell-mediated immunity.

Our third T-cell product candidate, WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. At the 2015 American Society of Hematology, or ASH, Annual Meeting, MSK presented results from this Phase 1 clinical trial of primary donor-derived WT1-CTLs. Based on data from these trials, we expect to explore the clinical utility of WT1-CTL in these hematologic malignancies, including plasma cell leukemia, or PCL.

In October 2015, we entered into exclusive license and research and development agreements with Queensland Institute of Medical Research, or QIMR Berghofer. In September 2016, both agreements were amended and restated. These agreements, as amended, enable us to access a technology that we believe is complementary to that which was licensed from MSK and to pursue development of CTLs for other EBV-related diseases such as gastric cancer and multiple sclerosis, or MS, as well as other CTL therapies targeting human papilloma virus, or HPV, and the BK virus. We are working with QIMR Berghofer to initiate clinical trials utilizing allogeneic CTLs in these new indications.

While we evaluate the path to registration for both EBV-CTL and CMV-CTL, we intend to concurrently explore the clinical utility of these T-cell product candidates or other cellular therapies in other relevant disease states to expand their potential applicability. In addition, we believe that T-cells are versatile and can be directed at a broad range of other targets to create future product candidates. To date, we have demonstrated clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infections and immune-mediated disease, one in which the body’s immune system attacks an organ system.

Our molecularly targeted product candidates are biologics that inhibit myostatin and activin, members of the Transforming Growth Factor-Beta, or TGF-ß, protein superfamily, which play roles in the growth and maintenance of muscle and many other body tissues. Our lead molecularly targeted product candidate is STM 434, which has received orphan drug designation from the FDA for ovarian cancer. We commenced a Phase 1 clinical trial of STM 434 for ovarian cancer and other solid tumors in 2014. The dose escalation stage of our Phase 1 trial for STM 434 is expected to complete by the end of this year.

We do not yet manufacture any of our product candidates.  We currently outsource the manufacturing of drug substance and drug product for our preclinical studies and clinical trials to contract manufacturing organizations, each a CMO. We also outsource fill-finish, packaging, labeling, storage, shipping and distribution. This approach has allowed us to rapidly conduct manufacturing activities for multiple programs in parallel. We select CMOs to manufacture our product candidates based on the particular technical needs of the product candidate. In addition, we aim to work with CMOs that possess the requisite scale, expertise and experience to support clinical as well as commercial product manufacturing, which may mitigate the need for costly and time-consuming process transfers later in development. We recently received feedback from the FDA regarding our comparability protocol designed to compare EBV-CTL material manufactured by our CMO with material previously produced at MSK and have commenced production of full scale EBV-CTL lots for the EAP and the Phase 3 trials. We intend to build our own cellular manufacturing facility.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

We have never generated revenues and have incurred losses since inception. Our net loss was $60.8 million for the nine months ended September 30, 2016, and as of September 30, 2016, we had an accumulated deficit of $158.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2016, our cash, cash equivalents and short-term investments totaled $278.1 million, which we intend to use to fund our operations.

Financial Overview

Revenues

To date, we have not generated any revenues. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and an allocation of facilities and overhead expenses. Research and development costs are expensed as incurred.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2016 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years from the date of our initial public offering, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Research and development expenses

Research and development expenses consisted of the following costs, by program:

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)			(in thousands)
EBV-CTL	$2,500	$194	$2,306	$5,852	$256	$5,596
CMV-CTL	1,772	30	1,742	2,146	30	2,116
Other T-cell program expenses	7,058	200	6,858	14,558	4,846	9,712
STM 434 and other molecular programs	(118)	4,471	(4,589)	803	11,477	(10,674)
Employee and overhead costs	7,590	3,218	4,372	19,681	8,778	10,903
Total research and development	$18,802	$8,113	$10,689	$43,040	$25,387	$17,653

EBV-CTL costs increased to $2.5 million and $5.9 million in the three and nine months ended September 30, 2016, as compared to $0.2 and $0.3 million in the comparative 2015 periods, primarily due to development work undertaken following our exercise of the option to license this program from MSK in June 2015. We anticipate that EBV-CTL costs will continue to increase in 2016 as compared to 2015 due to the preparation for and initiation of Phase 3 clinical trials for this product candidate.

CMV-CTL costs increased to $1.8 million and $2.1 million in the three and nine months ended September 30, 2016, primarily due to development work undertaken following our exercise of the option to license this program from MSK in June 2015.

Other T-cell program expenses were $7.1 million and $14.6 million in the three and nine months ended September 30, 2016, as compared to $0.2 million and $4.8 million in the comparative 2015 periods. The 2016 amounts primarily comprise manufacturing costs for product that can be used across all of our T-cell programs and $3.3 million expensed for license-related and other upfront fees that were paid to QIMR Berghofer in October 2016 as a result of the expansion of our collaboration with them, including a license to additional CTL programs as well as the option to license additional technology. The amount for the nine months ended September 30, 2015 includes $4.5 million for the exercise of our option to license T-cell therapies from MSK. We anticipate that our T-cell program expenses will continue to increase in 2016 as compared to 2015.

STM 434 and other molecular program expenses, which include costs related to PINTA 745 and ATA 842, were $(0.1) million and $0.8 million in the three and nine months ended September 30, 2016, as compared to $4.5 million and $11.5 million in the comparative 2015 periods. The decreases in each comparative period were primarily due to reduced spending on PINTA 745 and ATA 842 following the suspension of clinical development in December 2015. The negative expense in the three months ended September 30, 2016 was due to a reversal of accruals for closeout of activities for which final invoices were less than amounts accrued. We anticipate that costs related to STM 434 and other molecular program expenses will continue to decrease in 2016 as compared to 2015 following the return of rights related to the PINTA 745 and ATA 842 programs to Amgen in June 2016.

Employee and overhead costs increased to $7.6 million and $19.7 million in the three and nine months ended September 30, 2016, as compared to $3.2 million and $8.8 million in the comparative 2015 periods. The increase between the three-month periods was primarily due to a $1.3 million increase in payroll costs and a $1.7 million increase in stock-based compensation expense as a result of increased headcount in support of our continuing expansion of research and development activities and, to a lesser extent, higher consulting and outside services costs.  The increase between the nine-month periods was primarily due to a $4.6 million increase in payroll costs and a $3.8 million increase in stock-based compensation expense, also as a result of increased headcount, and to a lesser extent, higher consulting and outside services costs. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
	(in thousands)			(in thousands)
General and administrative	$7,140	$4,146	$2,994	$19,448	$11,291	$8,157

General and administrative expenses increased to $7.1 million and $19.4 million in the three and nine months ended September 30, 2016, as compared to $4.1 million and $11.3 million in the comparative 2015 periods. The increase between the three-month periods was primarily due to a $1.4 million increase in stock-based compensation expense driven by new award grants and a $0.9 million increase in payroll and related costs driven by increased headcount, and, to a lesser extent; higher consulting and outside services costs. The increase between the nine-month periods was primarily due to a $4.0 million increase in stock-based compensation expense and a $2.7 million increase in payroll and related costs driven by increased headcount and, to a lesser extent higher consulting and outside services costs. We expect that general and administrative costs will continue to increase in 2016 as we continue to expand our operations.

Income taxes

As of September 30, 2016, we had unrecognized tax benefits under ASC 740 Income Taxes, of approximately $4.6 million. As of this date, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $0.1 million. We currently have a full valuation allowance against our U.S. net deferred tax asset, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future.

During July 2016, we licensed certain intellectual property rights to a wholly-owned subsidiary outside the United States. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations and comprehensive loss, the transaction generated a taxable gain in the U.S. However, as this gain is offset by current and existing tax losses, there was no cash tax impact from the transaction in the periods presented. As a result of the transaction, there was an increase of $0.3 million in unrecognized tax benefits during the three months ended September 30, 2016. We expect to record an uncertain tax benefit of $1.1 million during the next 12 months. Our policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision.  The amount of accrued interest and penalties as of September 30, 2016 was immaterial.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

We have incurred losses and negative cash flows from operations in each year since inception. As of September 30, 2016, we had an accumulated deficit of $158.9 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our written investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  Management expects that existing cash and cash equivalents as of September 30, 2016 will be sufficient to fund our planned operations through 2018.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$46,013	$23,746
Short-term investments	232,134	296,736
Total cash, cash equivalents and short-term investments	$278,147	$320,482

Cash Flows

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(38,861)	$(25,764)
Investing activities	60,953	(200,708)
Financing activities	175	259,041
Net increase in cash and cash equivalents	$22,267	$32,569

Operating activities

Net cash used in operating activities was $38.9 million in the 2016 period as compared to $25.8 million in the 2015 period. The increase of $13.1 million was primarily due to a $24.8 million increase in net loss, partially offset by a $7.8 million increase in stock-based compensation, a $2.6 million increase in operating assets and liabilities, and a $1.1 million increase in the amortization of investment premiums and discounts.

Investing activities

Net cash provided by investing activities in the 2016 period consisted primarily of $127.7 million from maturities and $187.5 million of sales of available-for-sale securities partially offset by $252.3 million used to purchase available-for-sale securities and $2.0 million in purchases of property and equipment. Net cash used in investing activities during the 2015 period consisted primarily of $285.4 million used to purchase available-for-sale securities, partially offset by $50.4 million received from maturities and $34.3 million from sales of available-for-sale securities.

Financing activities

Net cash used in financing activities in the 2016 period was $0.2 million.  Net cash provided by financing activities in the 2015 period was $259.0 million, consisting of $263.4 million net proceeds from the sale of common stock, partially offset by $4.6 million used to pay taxes related to the net share settlement of restricted stock units.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2016, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of September 30, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of September 30, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.*

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended September 30, 2016, we reported a net loss of $25.4 million and we had an accumulated deficit of $158.9 million as of September 30, 2016.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;
•	complete and submit BLAs to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities in Europe, Asia and other jurisdictions;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set commercially viable prices for our products, if any;
•

establish and maintain supply and manufacturing relationships with reliable third parties and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through 2018. As of September 30, 2016, we had total cash, cash equivalents and short-term investments of $278.1 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on unfavorable terms to us.*

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, or grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of EBV-CTL, CMV-CTL, WT1-CTL, STM 434 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, hypoxia has been observed in some patients receiving CMV-CTLs for the treatment of their CMV pneumonitis.  As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

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

We may not be able to obtain orphan drug exclusivity for our product candidates.*

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. The FDA has granted us orphan drug status for STM 434 for ovarian cancer and both the FDA and the EMA have granted us orphan status for EBV-CTL for EBV-PTLD after HCT or SOT.  Recently, the EMA also granted us orphan status for CMV-CTL for CMV infection in patients with impaired cell-mediated immunity.

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

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.*

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from Amgen and MSK. To facilitate the manufacture of additional drug substance and drug product for our preclinical studies and clinical trials using this manufacturing process know-how, we undertook the process of transferring this know-how to our CMOs. We have completed the transfer of this know-how received from MSK to our CMO and are still in the process of transferring this know-how from Amgen to our CMO. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and our CMOs will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for studies, trials and commercial launch readiness.  We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies intended to demonstrate the comparability of material previously produced by Amgen or MSK with that generated by our CMO. The inability to manufacture comparable drug substance at our CMOs could delay the continued development of our product candidates.

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

Additionally, the process of manufacturing biologics and cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing biologics and cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Product defects can also occur unexpectedly. For example, in April 2014, we encountered a small number of cracked vials in certain STM 434 drug product lots. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because EBV-CTL, CMV-CTL and WT1-CTL are manufactured from the blood of third-party donors, the process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination in the donor material or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates.  Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for WT1-CTL as well as perform the analysis, publication and presentation of data and results related to this program and the EBV-CTL and CMV-CTL programs. We are also relying on CROs to perform similar services for our ongoing clinical trial of STM 434. We have also relied on studies previously conducted by Amgen and MSK. We are utilizing a CRO for our EAP trial of EBV-CTL and intend to utilize a CRO for our planned trials for EBV-PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

We have no experience manufacturing our product candidates on a clinical or commercial scale and have no manufacturing facility. We are dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.*

We do not own or operate facilities for the manufacturing of our product candidates and currently we have no commitments to build our own clinical or commercial scale manufacturing capabilities. We currently rely on single source CMOs for the production of the product candidates we have licensed from Amgen and on single source suppliers of some of the materials incorporated in these product candidates. In the case of EBV-CTL, CMV-CTL and WT1-CTL, we currently rely on MSK for the production of these product candidates and acquisition of the materials incorporated in or used in the manufacturing or testing of these product candidates. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing of STM 434, the CMOs with whom we currently work will need to increase the scale of production and demonstrate comparability of the material produced by these CMOs to the material that was previously produced by Amgen. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of EBV-CTL, CMV-CTL and WT1-CTL, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. We recently completed the transfer of the manufacturing process developed by and housed at MSK for EBV-CTL to our CMO.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies intended to demonstrate the comparability of material previously produced by Amgen or MSK with that generated by our CMOs.  If we are not able to successfully transfer this know-how our ability to manufacture EBV-CTL, CMV-CTL and WT1-CTL may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. We intend to build our own cellular manufacturing facility.  Manufacturing biologic drugs is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.*

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. For our most advanced molecularly-targeted product candidate, STM 434, we own or license a number of issued patents and pending patent applications covering the product candidates’ compositions of matter and methods of use. For STM 434, the expected expiration dates range from 2027 through 2036 for U.S. patents and patent applications, if issued, and from 2026 through 2036 for patents and patent applications, if issued, in jurisdictions outside the United States, exclusive of possible patent term extensions. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

Third parties may assert infringement claims against us based on existing or future intellectual property rights, alleging that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of our product candidates that we failed to identify. For example, applications filed before November 29, 2000, and certain applications filed on or after that date that will not be filed outside the United States, remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing date. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. In addition, pending patent applications that have been published, including some of which we are aware, could be later amended in a manner that could cover our product candidates or their use or manufacture. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and believe that we are free to operate in relation to any of our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which may block our efforts or potentially result in any of our product candidates or our activities infringing such claims. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult. For example, in the United States, proving invalidity in a district court proceeding requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents, and proving invalidity in an inter partes review proceeding in the USPTO requires a showing of a preponderance of the evidence. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted, which could have a material adverse effect on us. If any issued third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product candidate until such patent expired. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us. Ultimately, we could be prevented from commercializing a product candidate, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including: Shire Plc, or Shire, which has completed Phase 2 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which recently announced the Phase 3 clinical trials of letermovir, a CMV terminase inhibitor met their primary endpoint; and Vical Inc., or Vical, which is conducting Phase 3 clinical trials in patients undergoing an allogeneic stem cell transplant evaluating ASP0113, a therapeutic bivalent plasma DNA CMV vaccine.  In addition, Helocyte, Inc., is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine in patients undergoing an allogeneic hematopoietic stem cell transplant; Novartis AG, or Novartis Pharmaceuticals, is conducting Phase 1/2 clinical trials for CSJ-148, a monoclonal antibody combination therapy; VBI Vaccines Inc., is conducting Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, is conducting Phase 1 clinical trials for HB101, a bivalent vaccine and ViraCyte, is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product.

Several products are approved for the treatment of relapsed or refractory multiple myeloma, including Kyprolis (marketed by Amgen Inc.), Revlimid and Pomalyst (marketed by Celgene Corporation), Velcade (marketed by Millennium Pharmaceuticals, Inc.) and Darzalex (marketed by Janssen Research & Development, LLC).  In addition, a number of companies and institutions are developing drug candidates for relapsed or refractory multiple myeloma including: AB Science SA, which is conducting a Phase 3 clinical trial for masitinib, a tyrosine kinase inhibitor; Array Biopharma Inc., which is conducting Phase 2 clinical trials for filanesib, a kinesin spindle protein inhibitor; Karyopharm Therapeutics, which is conducting Phase 2 clinical trials for Selinxor and Phase 1/2 trials for KPT-8602, both small-molecule nuclear transport inhibitors; Sanofi, which is conducting Phase 1/2 clinical trials for SAR-650984, an anti-CD38 monoclonal antibody; Altor Bioscience Corporation, which is conducting Phase 1/2 studies for ALT-803, an IL-15 super agonist; RedHill Biopharma Ltd., which is conducting Phase 1/2 clinical trials for Yeliva, a sphingosine kinase-2 selective inhibitor; bluebird bio, Inc., which is conducting Phase1/2 clinical trials for bb2121, a CART candidate targeting BCMA; and Adaptimmune Therapeutics PLC, which is conducting Phase 1/2 clinical trials for a TCR candidate targeting NY-ESO-1.

There are numerous approved products and therapies for ovarian cancer, and a number of companies are or may be developing new treatments for ovarian cancer and other solid tumors. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell STM 434. Approved drug therapies for ovarian cancer include: chemotherapy with platinum compounds such as cisplatin or carboplatin and taxane compounds such as paclitaxel or docetaxel; bevacizumab in combination with a chemotherapy compound such as liposomal doxorubicin, paclitaxel or topotecan; olaparib in patients with deleterious or suspected deleterious germline breast cancer susceptibility gene, known as BRCA, mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy; and hormone therapies including goserelin, leuprolide, tamoxifen, letrozole, anastrozole and exemestane. A number of companies are developing drug candidates for ovarian cancer and other solid tumors, including, but not limited to F. Hoffman-La Roche, which is developing bevacizumab (Avastin) and other potential drug therapies; Takeda Pharmaceutical Company, Ltd., or Takeda, which is developing TAK-700, an estrogen and testosterone synthesis inhibitor; Vascular Biogenics Ltd., or VBL Therapeutics, which is developing VB-111, an anti-angiogenic agent; and AstraZeneca PLC, which is developing AZD1775, a Wee1 kinase inhibitor and Merck, which is developing pembrolizumab (Keytruda).  In addition, multiple companies, such as Merck and AstraZeneca PLC, are developing checkpoint inhibitor treatments.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of October 31, 2016, we had 87 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of EBV-CTL, CMV-CTL and WT1-CTL. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon our personnel, including Isaac E. Ciechanover, M.D., our President, Chief Executive Officer and founder, and Christopher Haqq, Ph.D., M.D., our EVP, Chief Scientific Officer. Our employment agreements with Drs. Ciechanover and Haqq are at-will and do not prevent them from terminating their employment with us at any time. The loss of the services of either of them could impede the achievement of our research, development and commercialization objectives.

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

If we and our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.*

We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our third-party manufacturers’ use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.*

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through September 30, 2016, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors and stockholders own a significant portion of our outstanding voting stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are an “emerging growth company” and are taking advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors.*

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years from the date of our initial public offering. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

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
Date: November 4, 2016
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Executive Vice President and Chief Financial Officer
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