Form 10-K
period 2016-12-31
Atara Biotherapeutics, Inc.
filed 2017-03-09
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2016 as reported by The Nasdaq Stock Market, was $457,200,160. This calculation excludes 8,485,039 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 15, 2017 was 29,089,911.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the timing of initiating clinical trials, enrolling clinical trials and reporting results of clinical trials for our T-cell programs;
•	the likelihood and timing of regulatory submissions or related approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned operations into the first quarter of 2019;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;
•	the scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical trials, including our Phase 3 trials;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to building our manufacturing plant.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We are focused on developing allogeneic or third-party derived antigen-specific T-cells. T-cells are a type of white blood cell. Cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, can mount an immune response against an antigen or antigens in order to combat viral infection or disease.

Our cellular therapy platform is designed to provide a healthy immune capability to a patient whose immune system is compromised or is unable to identify the disease targets. Our product candidates are derived from cells donated by healthy individuals.  These cells are trained to recognize an antigen, expanded, characterized, banked and held as inventory.  These cells are ready to infuse in a partially human leukocyte antigen, or HLA, matched patient in approximately 3-5 days. Once administered, the cells home to their target, expand in-vivo to eliminate diseased cells, and eventually recede. This versatile platform can be directed towards a broad array of disease causing targets and has demonstrated clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases.  We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015 and to know how and technology from QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in October 2015 and September 2016. Our relationship with QIMR Berghofer provides rights to know how and a technology that is complementary to that which was licensed from MSK. This know-how and technology is enabling the development of EBV and other virally targeted CTLs for other indications such as multiple sclerosis, or MS. We are working with QIMR Berghofer on the development of product candidates for these new indications.

ATA129

Our most advanced T-cell product candidate, ATA129 (previously referred to as EBV-CTL), which is a third-party derived Epstein-Barr virus CTL, is currently being investigated for the treatment of Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV-PTLD. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after hematopoietic cell transplant, or HCT, or after solid organ transplant, or SOT. In December 2016, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on the designs of two Phase 3 trials for ATA129 intended to support approval in two separate indications, the treatment of rituximab-refractory EBV-PTLD after HCT and after SOT.

The MATCH trial (EBV-PTLD after HCT) is designed to be a multicenter, open label, single arm trial designed to enroll approximately 35 patents with rituximab refractory EBV-PTLD after HCT.  The ALLELE trial (EBV-PTLD after SOT) is designed to be a multicenter, open label trial with two non-comparative cohorts.  Each cohort is designed to enroll approximately 35 patients.  The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy.  Both cohorts are planned to enroll concurrently.

The primary endpoint of both the MATCH and ALLELE trials is objective response rate, defined as the percent of patients achieving either a complete or partial response to treatment with ATA129. Secondary endpoints for both trials include duration of response, overall survival, safety, quality of life metrics, and other data in support of potential health economic benefits.  The trials are expected to open initially in the United States and later expand to include ex-U.S. sites.

In addition, in June 2016, we opened a multicenter expanded access protocol, or EAP, trial to provide access to ATA129 treatment and collect additional safety data while the medication is not commercially available or available to patients through another protocol.  The trial is open to patients with EBV-associated viremia or certain malignancies for whom there are no appropriate alternative treatment options.

We generated and evaluated data from new material manufactured by our contract manufacturing organization, or CMO, and initiated discussions with the FDA. We have been successful in producing ATA129 drug product and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA.

In clinical trials that enrolled patients with EBV-PTLD following HCT or SOT, efficacy following treatment with ATA129 compared favorably with historical data in these patient populations. In rituximab-refractory patients with EBV-PTLD after HCT, treatment with ATA129 resulted in one-year overall survival of approximately 60% in two separate clinical trials in comparison with historical data where median survival, or the time by which 50% of patients had died, was 16-56 days. In the setting of rituximab-refractory EBV-PTLD after SOT, similar results were observed, with one-year overall survival of approximately 60% in ATA129-treated patients in comparison with an expected historical one-year survival of 36% in patients with high risk disease similar to the patients treated in the trials. In February 2015, the FDA granted breakthrough therapy designation for ATA129 in the treatment of rituximab-refractory EBV-PTLD after HCT. Breakthrough therapy designation is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In February 2016, the FDA granted orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD after HCT or SOT.

We are also pursing marketing approval of ATA129 in the European Union, or EU.  In March 2016, the European Medicines Agency, or EMA, issued a positive opinion for orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD.  In October 2016, the EMA Committee for Medicinal Products for Human Use, or CHMP, and Committee for Advanced Therapies, or CAT, granted access to the EMA’s newly established Priority Medicines, or PRIME, regulatory initiative for ATA129 for the treatment of patients with rituximab refractory EBV-PTLD following HCT.  PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need.  In January 2017, we announced that pursuant to parallel scientific advice from the EMA’s Scientific Advice Working Group and several national Health Technology Assessment, or HTA, agencies in the EU, in 2018 we plan to submit an application for Conditional Marketing Authorization, or CMA, of ATA129 in the treatment of patients with rituximab refractory EBV-PTLD following HCT.  The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and supported by available data from our Phase 3 trials in rituximab refractory EBV-PTLD after HCT and SOT, which will be ongoing at the time of filing.

ATA188

Our second T-cell product candidate, ATA188, is in development for the treatment of multiple sclerosis, or MS.  ATA188 is a third-party derived EBV-CTL that is targeted to specific antigens that we believe are important for the treatment of MS. We expect to initiate a Phase 1 trial in patients with MS in the second half of 2017.  In addition, our partner, QIMR Berghofer, is currently conducting a Phase 1 study utilizing the autologous version of ATA188 for the treatment of patients with either secondary or progressive MS.  The trial is currently enrolling. We have an exclusive option to license this program from QIMR Berghofer.

ATA520

Our third T-cell product candidate, ATA520, which is a third-party donor derived WT1-CTL, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including multiple myeloma, or MM.  MSK has two ongoing Phase 1 clinical trials evaluating ATA520. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory MM, including plasma cell leukemia, or PCL.  Based on data from these trials, we intend to develop ATA520 in hematologic malignancies, including PCL. We expect to initiate a Phase 1/2 clinical trial in patients with hematologic malignancies in 2018.

ATA230

Our fourth T-cell product candidate, ATA230, which is a third-party derived cytomegalovirus-CTL, or CMV-CTL, is in Phase 2 clinical trials for refractory CMV, an infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT.  Given the opportunity to pursue a conditional marketing authorization in the EU for ATA129, we have decided to prioritize at this time our EBV related programs ahead of ATA230.  Therefore, we intend to further evaluate ATA230 Phase 3 trial designs following the initiation of our ATA129 Phase 3 trials.

Our pipeline of product candidates is highlighted in the figure below.

T-cell Technology Platform

Our T-cell product candidates share a common technology under which cells are collected from the blood of third-party donors and then exposed to selected viral or cancer antigens in order to activate them against that particular virus. The resulting activated T-cells are expanded in number, characterized and stored for future therapeutic use in an appropriate partially HLA matched patient, providing a readily available, cellular therapeutic option for patients. Because these T-cells are readily available, patients often only need to wait 3-5 days until they receive treatment. In addition to expanding the activated T-cells, during the course of the manufacturing process, the number of potentially alloreactive cells, which can cause graft versus host disease, or GvHD, diminish. We believe this may reduce the risk of GvHD, a potentially serious complication.

The process through which ATA129 is generated is shown in the diagram below. First, B-cells derived from the blood of a third-party donor are exposed to a specific strain of the EBV virus to create EBV transformed B lymphoblastoid cell lines, or EBV BLCLs. The BLCLs are irradiated to prevent the BLCLs from growing and then co-cultured with T-cells derived from the blood of the same third-party donor. In this co-culture process, the BLCLs present EBV antigen to the T-cells to activate the T-cells against the EBV virus. These activated EBV-specific T-cells are then sensitized and expanded, while the potentially alloreactive cells contained in the same culture are not expanded and subsequently die. When complete, the cultures are assessed for a number of attributes, including cytotoxicity, HLA restriction, alloreactivity and microbial sterility. Once fully characterized in this way, the cell lines are cryopreserved and stored for future therapeutic use as a readily available therapy.

The donor’s blood contains a mix of T-cells, some that have the potential to target EBV-infected cancer cells, and others called alloreactive or allospecific T-cells, which have the potential to target cells recognized as foreign. Administration of bulk third-party lymphocytes that contain a relatively high proportion of allospecific T-cells has the potential to cause severe and life-threatening toxicities such as GvHD when these allospecific T-cells recognize the recipient’s native cells as foreign. Our manufacturing process enriches the product for the desired EBV specific T-cells while depleting the undesirable allospecific T-cells as they are not stimulated to expand and eventually die.

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

An appropriate cell line for use in a particular patient is typically defined as being matched with at least two of ten HLA alleles and restricted through a shared HLA allele. In an analysis conducted by MSK and reported at the 2015 American Association for Cancer Research, or AACR, annual meeting, an appropriate cell line was determined to be available for all but one of 200 consecutive unrelated transplant recipients and 100 cord blood transplant recipients. This analysis was based on evaluating these potential patients against a bank of approximately 330 HLA characterized EBV-CTL lines that MSK had generated to date. MSK’s clinical experience has yielded an empirically derived, proprietary approach to selecting the appropriate cell line for use in individual patients. We believe this algorithm will ultimately allow us to deliver the therapy efficiently by focusing on a more limited set of cell lines without compromising our ability to treat a wide range of patients with diverse HLA types.

A similar process is used to generate and characterize WT1 specific and CMV specific T-cells, and we also plan to utilize this process to generate diverse banks of targeted cytotoxic T-cell lines against other antigens of interest.

EBV-Targeted T-Cells for EBV-PTLD and Other EBV Associated Diseases

EBV is a member of the Herpes virus family and is one of the most common viruses in humans. It is present in all populations, infecting more than 95% of all individuals within the first four decades of life. In healthy individuals, EBV causes infectious mononucleosis, a generally benign self-limiting condition. Following the acute phase of EBV infection, the virus remains present in a small number of B-cells throughout the body; however, it is kept in check by the intact immune system. Though benign in the vast majority of people, EBV has been demonstrated to be involved in the development of many malignancies. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after HCT or after SOT. Even in patients with intact immune systems, EBV is associated with various hematologic malignancies and solid tumors including Hodgkin lymphoma, Burkitt lymphoma, other B-cell malignancies, nasopharyngeal carcinoma and gastric cancer. EBV is also associated with certain autoimmune diseases, including multiple sclerosis.

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

EBV-PTLD is a rare but serious complication in recipients of HCT or SOT. EBV-PTLD is often severe and sudden in onset and results in death in the majority of HCT patients who develop the disease. A study conducted by the Karolinska Institute that was reported in the journal Haematologica noted a three-year survival rate of just 20%. According to the U.S. Department of Health and Human Services, there were 8,338 allogeneic transplants in the United States in 2013, and according to the European Society for Blood and Marrow Transplantation, there were 14,950 allogeneic transplants in the European Union. The incidence of EBV-PTLD varies between transplant centers, and in some cases can be as high as 6%.  While autologous transplants, or those obtained from the same individual, still comprise the majority of all transplants in the United States and European Union, the relative proportion of allogeneic transplants, or those obtained from a third-party donor, has increased over time, and we believe this trend will continue due to the increasing utilization of haploidentical transplants and reduced intensity transplants.

The monoclonal antibody, rituximab, is typically used off-label to treat EBV-PTLD, producing initial responses in approximately 60% of treated allogeneic, or third-party derived, HCT patients, resulting in three year overall survival in approximately 20% of treated patients. However, for those who relapse after rituximab therapy or fail to respond to rituximab, or for those with CD20 negative lymphoma (which is known to be unlikely to respond to rituximab), EBV-PTLD is frequently lethal. For example, it was reported in 2014 in the journal Bone Marrow Transplantation that the median survival period from diagnosis of rituximab-refractory EBV-PTLD in adult HCT patients was 33 days, and in 2014 it was reported in the journal Haematologica that median survival was 16 days. In 2008, it was reported in the journal Bone Marrow Transplantation that the median survival period from the time of diagnosis in a group of EBV-PTLD patients who received rituximab was 56 days. Taken together, these studies suggest a range of median overall survival, or OS, in the setting of rituximab failure of 16-56 days.

MSK has conducted two separate clinical trials of ATA129 that enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including, but not limited to, EBV-PTLD after HCT and EBV-PTLD after SOT. These trials are referred to as Study 95-024, initiated in 1995, and Study 11-130, initiated in 2011. Since licensing our T-cell product candidates, the IND under which Studies 95-024 and 11-130 were conducted has been transferred from MSK to us. Results from these two trials supported the granting of breakthrough therapy designation by the FDA for ATA129 in February 2015 for the treatment of rituximab-refractory EBV-PTLD after HCT. Data from these trials was presented at a clinical trials plenary session at the April 2015 AACR Annual Meeting and was subsequently updated at an oral presentation at the June 2015 American Society of Clinical Oncology, or ASCO, Annual Meeting.

In Study 95-024, patients with EBV-PTLD following HCT were treated with ATA129 manufactured from T-cells derived from either the primary HCT donor or an unrelated third-party donor. The term primary HCT donor refers to the donor who provided hematopoietic stem cells for the HCT. As one measure of efficacy, response rate was evaluated in these patients. The response rate refers to the proportion of patients treated with ATA129 who had either a complete or partial response as best response to treatment when measured by radiographic imaging of the tumor. In a complete response, no visible evidence of tumor following treatment was observed. In a partial response, the tumor was reduced in size by more than 50% but less than 100%.

In both the primary HCT donor and third-party donor cohorts, similar response rates of approximately 60% were achieved.  Such response rates suggest that the efficacy of treatment with primary donor derived and third-party donor derived ATA129 are comparable. The similarity in efficacy observed following treatment with third party and primary donor derived EBV-CTL is important, as there are significant limitations associated with a therapy derived from the primary transplant donor. First, it can take approximately eight weeks to generate an ATA129 line from blood remaining from the primary HCT donor. In this amount of time and based on historical data, approximately half of those patients who had either failed to respond or who had relapsed after rituximab would likely have succumbed to their EBV-PTLD and died before the cell line was available for therapeutic use. Second, due to the limited quantities of certain HCT donor materials such as umbilical cord blood, it is not possible to make a primary donor derived EBV-CTL line for all patients. Additionally, if the EBV-PTLD is of host rather than donor origin, T-cells derived from the primary HCT donor may not be able to recognize this host tumor, and therefore would not be expected to be effective in combatting the disease. Thus, we believe that the availability of readily available third-party derived ATA129 provides significant practical and therapeutic advantages in the treatment of rituximab-refractory EBV-PTLD. A median of two cycles of third-party derived ATA129 were administered in these trials. In each cycle, ATA129 is administered weekly for 3 weeks followed by 2 weeks of rest. In addition, a number of patients with disease located in the central nervous system, or CNS, responded to treatment with ATA129, suggesting that these cells are capable of passing through the blood-brain barrier.

The time course of a complete response following multiple cycles of ATA129 in a patient with rituximab-refractory EBV-PTLD is shown below using sequential positron emission tomography, or PET, scans. Also shown are the timing of rituximab and ATA129 (EBV-CTL) therapy depicted by the corresponding set of arrows, the levels of EBV DNA in the blood as measured by EBV polymerase chain reaction, or EBV PCR, a sensitive and specific technique to detect viral DNA depicted in the corresponding line, as well as the levels of CTL precursors per milliliter of blood, or CTLp/ml, depicted in the corresponding line. CTLp/ml identifies and enumerates activated T-cells.

This patient developed EBV viremia, or high levels of virus in the blood, early post-HCT as noted in the line labeled EBV PCR. Her viremia responded to rituximab, but recurred and it again responded to a second cycle of rituximab. In the interim, she developed a rapidly progressive diffuse large B-cell lymphoma, or DLBCL, that was EBV positive. By week 0, defined as the start of ATA129 therapy, the lymphoma is visible in the lymph nodes as well as in the liver and spleen. She received a first cycle of ATA129 after which she had a partial response. The patient received three subsequent cycles of ATA129 after which she achieved a complete response. In conjunction with each cycle of ATA129, expansion of EBV-specific CTLs was detected, as shown in the line labeled CTLp/ml. While these expansions were not durable, they mediated her complete response. The PET scans, in which dark areas correspond to areas of high metabolic activity, show both normal metabolism of organs such as the heart and abnormal metabolism in areas of lymphoma. After treatment with T-cells, the abnormal areas of metabolism recede, indicating eradication of tumor cells. In the final image, no abnormal metabolic activity is observed, reflecting a complete response to ATA129 therapy.

The ability to switch from one cell line to another led to the discovery of a hierarchy of HLA restriction. This is highlighted by the example below, in which a patient received three ATA129 lines (A, B and C) with different HLA restrictions, but only went into complete response upon administration of a fourth unique ATA129 line (D) with a different HLA restriction. We believe that future patients can be treated using a cell line selection algorithm based in part on the hierarchy elucidated in this manner that enables a more efficient choice of ATA129.

Treatment with EBV specific T-cells is recognized as a recommended treatment for persistent or progressive EBV-PTLD as set forth in the 2017 National Comprehensive Cancer Network Guidelines.

EBV-PTLD after HCT

To date, in the Phase 2 trial 11-130, 23 patients with rituximab-refractory EBV-PTLD after HCT have been treated with ATA129.  Treatment with ATA129 resulted in one-year overall survival of approximately 65%.  Greater than 60% of the patients treated responded to ATA129 which was defined as achieving either a complete response or partial response. Responses were durable.  Among responders, no patients had a recurrence of EBV-PTLD after HCT.  Since these trials are ongoing, we expect that these Kaplan-Meyer, or K-M, estimates of survival will evolve with ongoing follow-up of the patients and that a median OS may be reached in Study 11-130.

In 129 patients, in both 11-130 and 95-024, there were 9 possibly related serious adverse events, or SAEs.  There were no infusion related toxicities, no cytokine release syndrome and one treatment related grade 1 graft versus host disease, or GvHD, which resolved without systemic therapy.

In December 2016, we announced that we had reached agreement with the FDA on the design of the Phase 3 trial for ATA129 intended to support approval for the treatment of rituximab-refractory EBV-PTLD, after HCT. The MATCH trial (EBV-PTLD after HCT) is designed to be a multicenter, open label, single arm trial designed to enroll approximately 35 patents with rituximab refractory EBV-PTLD after HCT.  The primary endpoint of the MATCH trial is objective response rate, defined as the percent of patients achieving either a complete or partial response to treatment with ATA 129. Secondary endpoints include duration of response, overall survival, safety, quality of life metrics, and other data in support of potential health economic benefits.

EBV-PTLD after SOT

EBV-PTLD after SOT is a spectrum of lymphoid malignant disease associated with the use of immunosuppressive drugs after SOT. Patients with EBV-PTLD, one of the most common neoplastic diseases after SOT, commonly present with stage 3 or 4 disease. Reduction in immunosuppression, antiviral therapy, or surgical resection are common treatments, but many patients with PTLD require systemic therapy, especially those with aggressive lymphoma morphology such as DLBCL. Chemotherapy remains undesirable in PTLD because of myelotoxic side effects of cytotoxic therapy and associated infections and toxic deaths. In addition, recipients of chemotherapy face the prospect of secondary malignancies in the future. Rituximab with or without chemotherapy is often used off-label after reduction in immunosuppressive therapy with a response rate of approximately 44% to 68%. In the setting of rituximab-refractory EBV-PTLD after SOT, historical one-year survival of 36% is observed in patients with high risk disease. The rates of EBV-PTLD after SOT vary by organ transplant type, age at transplant and degree of immunosuppression with higher rates occurring in children than in adults.  One of the unique features of EBV-PTLD after SOT in comparison with the post-HCT setting is that the immunosuppression that ultimately gives rise to the lymphoma is in many cases required chronically and, as a result, the period of time during which an EBV-associated lymphoma may arise extends for the duration of immunosuppression. Although some cases of EBV-PTLD in SOT occur within the first year, many occur years after transplant.

In trials 95-024 and 11-130, patients with EBV-PTLD after SOT were treated with ATA129. All patients had failed to respond to or relapsed following rituximab treatment. Most had also progressed after receiving chemotherapy. Additionally, nearly all patients had high risk disease defined as those with age greater than or equal to 60 years, poor performance status, elevated LDH, or presence of disease in the central nervous system, or CNS. Response rate and OS results for these patients were also evaluated by MSK.

The response rate observed in the 95-024 and 11-130 trials for rituximab-refractory post SOT setting was greater than 50% and the one-year OS was approximately 60%. Responses were durable. Among responders, no patients have had a recurrence of EBV-PTLD after SOT.  Since these trials are ongoing, we expect that these K-M estimates of survival may evolve with ongoing follow-up of the patients.

In 129 patients, in both 95-024 and 11-130, there were 9 possibly related SAEs.  There were no infusion related toxicities, no cytokine release syndrome and one treatment related grade 1 GvHD.

In December 2016, we announced that we had reached agreement with the FDA on the design of the Phase 3 trial for ATA129 intended to support approval for the treatment of rituximab-refractory EBV-PTLD after SOT.  The ALLELE trial (EBV-PTLD after SOT) is designed to be a multicenter, open label trial with two non-comparative cohorts.  Each cohort is designed to enroll approximately 35 patients.  The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy.  Both cohorts will enroll concurrently.

The primary endpoint of the ALLELE trial is objective response rate, defined as the percent of patients achieving either a complete or partial response to treatment with ATA 129. Secondary endpoints for the trial include duration of response, overall survival, safety, quality of life metrics, and other data in support of potential health economic benefits.

Multiple Sclerosis

A number of observations implicate EBV in the pathogenesis of MS. For example, MS patients are universally EBV seropositive, there are high levels of anti-EBV antibodies, their T-cells have altered immune function, there is an increase in spontaneous EBV-induced peripheral blood B-cell transformation, there is increased shedding of EBV from saliva of children, and accumulation of EBV-infected B-cells and plasma cells in the brain. The opportunity for EBV-targeted cellular therapy in MS is further supported by a case report from 2014 published in the Multiple Sclerosis Journal of a secondary progressive MS patient treated with the autologous version of our ATA188 product candidate with encouraging results.  In this patient and as demonstrated in the images below, MS lesions in the brain visible through gadolinium-enhanced magnetic resonance imaging before treatment with autologous ATA188 had resolved completely upon further imaging nine weeks after the completion of the last dose of autologous ATA188 therapy.  There were no significant adverse effects.

Based on this result, in early 2016, QIMR Berghofer initiated a Phase 1 clinical trial in ten patients, five with primary progressive MS and five with secondary progressive MS. The trial is currently enrolling.  We have an exclusive option to license this autologous program from QIMR Berghofer. We are also developing ATA188, a third party derived EBV-CTL, which is targeted to certain epitopes of EBV that we believe to be important in the treatment of MS.  We expect to initiate a Phase 1 trial for ATA188 in patients with MS in the second half of 2017.

Other EBV-Associated Malignancies

EBV-associated malignancies can occur even in immunocompetent patients, and include: Burkitt lymphoma, Hodgkin lymphoma, non-Hodgkin lymphoma such as DLBCL, nasopharyngeal carcinoma, or NPC, and gastric cancer. Typically, these malignancies occur many years after primary EBV infection. For Burkitt lymphoma, approximately 15% to 30% of cases in the United States and European Union are associated with EBV. For Hodgkin lymphoma, approximately 20% to 50% of cases in the United States and European Union are associated with EBV; however, many of these are responsive to chemotherapy. Nearly 100% of natural killer, or NK, T-cell lymphomas are associated with EBV. In NPC, the association with EBV is such that regardless of geography nearly 100% of the nonkeratinising tumors and all the tumor cells have been demonstrated to be monoclonally EBV-positive. EBV-positive gastric cancer can make up approximately 10% of all gastric cancers. In some of these tumor types, multiple EBV proteins are associated with the disease and in others, a smaller subset are made.

In addition, we intend to explore the therapeutic utility of EBV-targeted cellular therapy in other EBV-malignancies. In June 2016, we opened a multicenter expanded access protocol, or EAP, trial to provide access to ATA129 treatment and collect additional safety data while the medication is not commercially available or available to patients through another protocol.  The trial is open to patients with EBV-associated viremia or malignancies for whom there are no appropriate alternative treatment options.  We would expect to generate data in a number of these EBV-malignancies.

We have also begun to generate data utilizing ATA129 to treat NPC. Our collaborating investigator, MSK, presented clinical results at the June 2016 American Society of Clinical Oncology, or ASCO, meeting on the use of ATA129 in patients with NPC.  The data included one complete response and two partial responses among 14 patients with recurrent metastatic NPC.  Furthermore, 11 of 14 patients on the study were alive at a median follow up of 18.1 months.  This result is encouraging when compared to historical median survival rates that range from five to eleven months for patients with metastatic disease after progression following standard chemotherapy.  Of note, CTLs expanded in vivo and had sufficient persistence to drive clinical responses despite the absence of lympho-depleting chemotherapy in advance. We intend to continue to evaluate this product candidate in the treatment of NPC, and expect to initiate a Phase1/2 clinical trial evaluating ATA129 in combination with a checkpoint inhibitor for the treatment of NPC following the initiation of our ATA129 Phase 3 trials.

ATA520, WT1 Targeted T-Cells for Hematologic Malignancies and Solid Tumors

WT1 is an intracellular protein that is overexpressed in a number of cancers, including multiple myeloma, or MM, and non-small cell lung, breast, pancreatic, ovarian, and colorectal cancers. MSK has two ongoing Phase 1 clinical trials evaluating primary donor derived WT1-CTLs. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory MM, including plasma cell leukemia, or PCL. In 2011, it was reported in the journal Blood that the prognosis of PCL is poor, with a median survival of seven to eleven months and that survival is even shorter, two to seven months, when PCL occurs in the context of refractory or relapsing MM. At the ASH 2015 Annual Meeting, MSK presented results from this Phase 1 clinical trial of primary donor-derived ATA520. In this trial, response assessments were conducted utilizing criteria consistent with those defined by the International Myeloma Working Group.

•	Patients with relapsed-refractory MM, including PCL were treated with allogeneic HCT followed by WT1-CTLs.
•

At one year, a response rate of greater than 50% was observed in these patients. For these data, the response rate was determined by adding the complete responses to the partial responses and then dividing by the number of patients.

•	Two patients who developed a complete response remained in remission for more than one year.
•	There were no treatment-related SAEs with WT1-CTLs.

Based on data from these trials, we intend to develop ATA520, which is a third-party donor-derived WT1-CTL, in hematologic malignancies, including PCL. We expect to initiate a Phase 1/2 clinical trial in patients with hematologic malignancies in 2018.

ATA230, CMV-Targeted T-cells for CMV Infection and Other CMV Associated Malignancies

CMV, also known as HHV-5, is a member of the Herpes virus family. CMV infection rate gradually increases throughout childhood, and, once infected, an individual carries the virus for life due to the ability of CMV to establish a latent state of infection. It is estimated that CMV infection affects 50% to 90% of the global adult population. Immunocompromised patients, including HCT and SOT patients, human immunodeficiency virus, or HIV, patients, and to a lesser extent cancer patients, are at highest risk for developing significant disease syndromes caused by CMV, including interstitial pneumonia, gastrointestinal infection, central nervous system disease, hepatitis, retinitis, and encephalitis.

Antiviral drugs in the form of prophylaxis or preemptive treatment strategies have reduced morbidity and mortality, though adverse effects such as neutropenia and renal toxicity remain a challenge. The emergence of resistance to antiviral drugs also presents challenges to patient care.

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

MSK has conducted one Phase 1 clinical trial and is conducting two Phase 2 clinical trials of ATA230 that included patients with CMV viremia and CMV disease, in each case refractory to antiviral drug treatment. An interim summary of MSK’s clinical experience was reported at the December 2014 American Society of Hematology, or ASH, Annual Meeting. This analysis evaluated outcomes in patients who were treated with ATA230 after failing a median of four different antiviral drugs and demonstrated response rates of approximately 60% in patients with refractory CMV viremia or disease. Responses in patients treated for viremia alone with ATA230 were considered to be complete responses if the viremia resolved completely and partial responses if the viral load fell 100-fold or more. Responses in patients treated for overt disease were considered to be complete responses if all detectable CMV viremia and disease resolved and partial responses if patients became asymptomatic.

An additional subset analysis of MSK’s clinical experience from the ongoing Phase 2 clinical trial and including patients treated under compassionate use was reported at the December 2015 ASH Annual Meeting. This analysis included patients with refractory CMV disease in the central nervous system, or CNS, who were treated with either primary donor derived or third-party derived ATA230. Nearly all of these patients were treated with third-party derived ATA230 and one was treated with a primary donor derived ATA230. Patients had received a range of three to six prior therapies before treatment with ATA230. The overall response rate was more than 70%, including seven complete responses and one partial response.  Responses in these patients treated for CMV disease in the CNS were considered to be complete responses if all detectable CMV viremia and disease resolved and partial responses if patients became asymptomatic.

At the December 2016, ASH Annual Meeting, our collaborating investigators at MSK reported Phase 2 results for our third-party derived T-cell product candidate, ATA230.  Data from the Phase 2 trial described efficacy and safety of ATA230 in the treatment of 15 patients with documented CMV mutations conferring resistance to anti-viral therapies.  Patients had received a median of 3 prior therapies before receiving ATA230.  Dr. Susan Prockop, M.D. and colleagues reported a response rate of approximately 70% with 6 complete responses (CR) and 5 partial responses (PR).  An analysis of overall survival (OS) at 6 months in responders versus non responders demonstrated an OS of approximately 70% in responders (CR+PR) versus 25% in non-responders.  There were 16 SAEs possibly related to CMV-CTL among 66 patients.

We believe this data suggests a high response rate among patients with otherwise refractory CMV viremia and disease. Since these trials are ongoing, we expect that survival data may evolve with ongoing follow-up of the patients. Overall, ATA230 therapy was well tolerated. One patient developed possibly related de novo GvHD, or a flare-up of prior GvHD, in association with infusion of ATA230.

We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT.  Given the opportunity to pursue a conditional marketing authorization in the EU for ATA129, we have decided to prioritize at this time our EBV related programs ahead of ATA230.  Therefore, we intend to further evaluate ATA230 Phase 3 trial designs following the initiation of our ATA129 Phase 3 trials.

Additional Platform Expansion Activities

We believe our T-cell technology platform will have utility beyond the current set of targets to which it has been directed. We and MSK have agreed to collaborate on further research to develop additional cellular therapies, which may include T-cell programs targeted against other antigens and chimeric antigen receptor, or CAR-T, cell programs. Pursuant to the existing agreements with MSK, we have an option to license these additional cellular therapies, and in 2016, we expanded our relationship with QIMR Berghofer to include development of CTLs targeting human papillomavirus and BK virus. We believe that viral antigens are well suited to adoptive immunotherapy given that people with normal immune systems are able to mount robust responses to these viral targets, but immunocompromised patients and some cancer patients are not. We also intend to license or acquire additional product candidates or technologies to enhance our existing T-cell technology platform.

Our Molecularly-Targeted Product Candidates

STM434, a Targeted Therapy for Ovarian Cancer and Other Solid Tumors

STM434 is a soluble modified ActR2B receptor-IgGFc fusion protein that binds the signaling molecule human activin. We recently completed the dose escalation portion of the Phase 1 clinical trial of STM434 in ovarian cancer and other solid tumors. Based on the results of the dose escalation and the development progress of our other product candidates, we have determined not to prioritize at this time the further development of STM434 in these indications.  We are investigating its potential to be used in other indications or applications.

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

EBV-PTLD

There are currently no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are currently used off-label in this setting, and a number of companies and academic institutions that may license therapies to companies in the future are or may be developing new treatments. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell ATA129. The current treatment for EBV-PTLD involves administration of rituximab as a single agent or in the SOT setting, in combination with chemotherapy regimens. Additionally, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases, including Cell Medica Ltd., or Cell Medica, which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder.

Multiple Sclerosis

Competition in the MS market is expected to increase with the development of new therapies and approval of additional novel agents.  There are many U.S. and international competitors in the relapsing-remitting multiple sclerosis (RRMS) market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.

A number of therapies are approved in the U.S. and European Union to treat RRMS.  The branded RRMS treatment market includes Avonex®, marketed by Biogen Inc., or Biogen; Betaseron®, marketed by Bayer AG; Copaxone®, marketed by Teva Pharmaceutical Industries Ltd.; Rebif®, marketed by Merck KGaA; Tysabri® marketed by Biogen; Aubagio® marketed by Sanofi Aventis, or Sanofi and Genzyme Corporation; Gilenya® marketed by Novartis International AG, or Novartis; Lemtrada® marketed by Sanofi; Zinbryta® marketed by Biogen and Tecfidera® marketed by Biogen.  In 2016, F. Hoffmann-La Roche Ltd Roche submitted marketing applications to the FDA and EMA for Ocrevus®, a monoclonal antibody targeting CD20, for the treatment of RRMS and primary progressive MS.  There are numerous other development candidates in Phase 3 trials for RRMS including three next-generation sphingosine 1-phosphate receptor (S1PR) agonists (Celgene’s ozanimod, Novartis’ siponimod and Actelion’s ponesimod), Novartis’ anti-CD20 monoclonal antibody ofatumumab, as well as Teva’s laquinimod.

In the U.S. there is one drug (mitoxantrone) approved to treat secondary progressive MS and no approved drugs for the treatment of primary progressive MS.  In Europe, Betaseron® (marketed by Bayer AG) and Extavia® (marketed by Novartis) are approved drugs for the treatment of secondary progressive MS.  There are currently no approved drugs for primary progressive MS.  In addition to Ocrevus®, MedDay SA is developing MD-1003, a concentrated form of biotin, which is currently being tested in Phase 3 trials for progressive MS. AB Science is developing masitinib, a tyrosine kinase inhibitor, which is being tested in Phase 3 trials as a treatment for progressive MS and Novartis is developing siponimod, which is currently being tested in Phase 3 trials for secondary progressive MS.

Multiple Myeloma including Plasma Cell Leukemia

Several products are approved for the treatment of relapsed or refractory multiple myeloma, including Kyprolis (marketed by Amgen Inc.), Revlimid and Pomalyst (marketed by Celgene Corporation), Velcade (marketed by Millennium Pharmaceuticals, Inc.) and Darzalex (marketed by Janssen Research & Development, LLC).  In addition, a number of companies and institutions are developing drug candidates for relapsed or refractory multiple myeloma including: AB Science SA, which is conducting a Phase 3 clinical trial for masitinib, a tyrosine kinase inhibitor; Array Biopharma Inc., which is conducting Phase 2 clinical trials for filanesib, a kinesin spindle protein inhibitor; Karyopharm Therapeutics, which is conducting Phase 2 clinical trials for Selinxor and Phase 1/2 trials for KPT-8602, both small-molecule nuclear transport inhibitors; Sanofi, which is conducting Phase 1/2 clinical trials for SAR-650984, an anti-CD38 monoclonal antibody; Altor Bioscience Corporation, which is conducting Phase 1/2 studies for ALT-803, an IL-15 super agonist; Celgene Corporation, which is conducting Phase 1/2 clinical trials for CC-220, a small molecule immunomodulatory drug; Morphosys AG, which is conducting Phase 1/2 clinical trials for MOR202, an anti-CD38 antibody;  bluebird bio, Inc., which is conducting Phase1/2 clinical trials for bb2121, a CART candidate targeting BCMA; and Adaptimmune Therapeutics PLC, which is conducting Phase 1/2 clinical trials for a TCR candidate targeting NY-ESO-1 and Actinium Pharmaceuticals Inc., which is conducting Phase 1 clinical trials for 225Ac-Lintuzumab, a monoclonal antibody targeting CD33.

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

Additionally, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including Shire Plc which initiated Phase 3 clinical trials of maribavir, a UL97 protein kinase inhibitor; Merck & Co. Inc., or Merck, which recently announced the Phase 3 clinical trials of letermovir, a CMV terminase inhibitor met the primary endpoint; and Vical Inc., which is conducting Phase 3 clinical trials in patients undergoing an allogeneic stem cell transplant evaluating ASP0113, a therapeutic bivalent plasma DNA CMV vaccine.  In addition, Helocyte, Inc., is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine in patients undergoing an allogeneic hematopoietic stem cell transplant; Novartis AG, has completed Phase 1/2 clinical trials for CSJ-148, a monoclonal antibody combination therapy; Merck is conducting Phase 1 clinical trials for V160, a CMV DNA vaccine; VBI Vaccines Inc., is conducting Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, is conducting Phase 1 clinical trials for HB101, a bivalent vaccine and ViraCyte, is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product.

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

Intellectual Property

Patents

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit from a variety of statutory frameworks in the United States, Europe and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide certain periods of regulatory exclusivity for qualifying molecules. See “Government Regulation.”

We seek composition-of-matter and/or method-of-treatment patents for each of our product candidates in key therapeutic areas.

Our in-licensed and proprietary patent estate, on a worldwide basis, is very large and consists of over 100 issued patents and 200 pending patent applications. These figures include in-licensed patents and patent applications to which we generally hold exclusive commercial rights, except in the case of three pending patent applications relating to our ATA230 product candidate for a particular indication in specific patient populations.

Individual patents extend for varying periods of time depending on the date of filing of the patent application, the priority date claimed and the legal term of patents as determined by the applicable law in the countries in which those patents are obtained.

Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. In addition, patent term adjustments can extend term to account for certain delays by the U.S. Patent and Trademark Office, or USPTO, during prosecution before that office. The duration of non-U.S. patents varies in accordance with provisions of applicable local law, but typically, a patent’s life is 20 years from the earliest international filing date. Our licensed, issued U.S. patents are expected to expire on dates ranging from 2027 to 2029, and our licensed issued non-U.S. patents are expected to expire on dates ranging from 2023 to 2029, exclusive of possible patent term extensions. Our pending owned and licensed applications with respect to our product candidates, if issued, are expected to expire, as to applications filed in the United States, on dates ranging from 2023 to 2036, and, as to applications filed in jurisdictions outside the United States, on dates ranging from 2023 to 2036, exclusive of possible patent term extensions or adjustments. However, the actual protection afforded by a patent varies on a product- by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

T-cell Technology Patent Portfolio

We hold exclusive rights to one international patent application, one Argentine patent application, and one Taiwanese patent application, all directed to ATA520 method of use claims. In addition, we have exclusively licensed MSK’s rights under one US non-provisional patent application, one international patent application, and one Argentine patent application, all directed to ATA230 method of use claims for treatment of CMV retinitis in HIV-infected patients and SOT recipients, which are co-owned by MSK and another entity from which we have not licensed rights. We also hold exclusive rights to one international patent application, one Argentine patent application, and one Taiwanese patent application, all directed to methods of identifying and selecting allogeneic T-cell lines for therapeutic use. We also hold exclusive rights to one US provisional patent application directed to methods of generating antigen-specific T-cells using a CD34-negative cell population, methods of treating a human patient using antigen-specific T-cells generated by such methods, and methods of assessing antigen-specific T-cells for suitability for therapeutic use. We also hold exclusive rights to one U.S. provisional patent application directed to methods of generating antigen-specific T-cells using stem cell-like memory T-cells, antigen-specific T-cells generated by such methods, and methods of treating a human patient using such antigen-specific T-cells. The United States patent system permits the filing of provisional and non-provisional patent applications. A provisional patent application is not examined for patentability by the USPTO and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. Provisional patent applications are often used, among other things, to establish an early effective filing date for a later-filed non-provisional patent application. A non-provisional patent application is examined by the USPTO and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability.

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

Overview of U.S. Government Regulation

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

Our T-cell product candidates, including ATA129, are regulated by the FDA as biologics, reviewed by the Center for Biological Evaluation and Research, and will require the submission of BLAs and approval by the FDA prior to being marketed in the United States. For CTL trials conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the recombinant DNA advisory committee, or RAC, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

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

In addition to the Fast Track, accelerated approval and priority review programs discussed above, breakthrough therapy designation may be pursued. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives: intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and rolling review.

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

Medicare is a federal program administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that do not need to be administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time.

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

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act.  The Budget Resolution is not a law, but it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency, or EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. As with accelerated approval in the U.S., conditional marketing authorization in the European Union is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product. The PRIority MEdicines, or PRIME, initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits from the PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

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

Manufacturing

Our initial strategy is to outsource the manufacturing of drug substance and drug product for our preclinical studies and clinical trials. We also outsource fill-finish, packaging, labeling, storage, shipping and distribution. In selecting contract manufacturing organizations, or CMOs, to manufacture our product candidates, we generally strive to select the CMO based on the particular technical needs of the product candidate. In addition, we aim to work with CMOs that possess the requisite scale, expertise and experience to support clinical as well as commercial product manufacturing. We are currently in the final stages of transferring the manufacturing processes from MSK to our CMO.  The transfer of manufacturing processes to our CMO includes modifications to the processes, improvements in the manufacturing process as well as product testing. Moreover, we are currently developing commercial-scale manufacturing processes for ATA129 for the planned Phase 3 trials, with the proposed dose and schedule to be used in clinical practice and at a cost sufficient to support profitable commercialization. We generated and evaluated data from new material manufactured by our CMO and initiated discussions with the FDA. We have been successful in producing ATA129 drug product and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA.

We intend to build our own manufacturing facility to support commercialization of ATA129, if approved.  In addition, we would expect our facility to support the supply needs for our other cellular therapy product candidates.  We would expect to maintain our relationships with our CMOs in order to have two sources of supply.  Our internal capabilities and experience in manufacturing encompass a broad range of activities including cell line development, process development, analytical development, formulation development, clinical and commercial scale GMP manufacturing, quality control and quality assurance. Through hiring, we are building the internal technical expertise in the manufacture of cellular therapeutics.  This breadth of experience will allow us to effectively oversee our own manufacturing facility as well as direct the activities of our contract manufacturers and testing facilities. Benefits of owning our own facility may include improved cost of goods, increased control and oversight of manufacturing and supply chain activities, greater control over maintenance and management of production capacity across multiple products, development of redundant supply capabilities to reduce risk, and reduced reliance on third parties.

Our T-cell product candidates require blood from healthy, consenting third-party donors as starting materials. The manufacturing process involves co-culturing and incubating viral or cancer specific antigen transformed B-cells collected from the blood of third party-donors with T-cells collected from the same donor, all under GTPs. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Employees

As of February 15, 2017, we had 96 full-time employees consisting of clinical development, clinical science, regulatory affairs, portfolio leadership, medical affairs, technical operations, legal, finance and administration. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2012 and completed our initial public offering in October 2014.  Our principal corporate offices are located at 611 Gateway Blvd., Suite 900, South San Francisco, CA 94080 and our telephone number at that address is (650) 278-8930.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2016, we reported a net loss of $79.0 million and we had an accumulated deficit of $177.2 million as of December 31, 2016.

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

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving cancer immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

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
•

establish and maintain supply and manufacturing relationships with reliable third parties and/or build our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	develop manufacturing and distribution processes for our novel T-cell product candidates;
•	develop commercial quantities of our products at acceptable cost levels;
•	achieve market acceptance of our products, if any;
•	attract, hire and retain qualified personnel;
•	protect our rights in our intellectual property portfolio;
•	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own; and
•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of T-cell product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to expend resources for the development and manufacturing of product candidates and the technology we recently licensed from QIMR Berghofer. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreement with MSK, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. As of December 31, 2016, we had total cash, cash equivalents and short-term investments of $255.7 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are very early in our development efforts. We have a number of product candidates in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of regulatory approvals from applicable authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or building our own manufacturing facility for commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are ATA129, which is moving to Phase 3 clinical trials, ATA230, which are in Phase 2 clinical trials, and ATA520, which is moving into Phase 1/2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure of clinical trials to meet the level of statistical significance required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;

•	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Our T-cell product candidates, ATA129, ATA188, ATA520 and ATA230, represent new therapeutic approaches that present significant challenges.

Our future success is dependent in part on the successful development of T-cell immunotherapies in general and our product candidates in particular. Because these programs represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

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

We cannot be sure that the manufacturing processes used in connection with our T-cell product candidates will yield satisfactory products that are safe and effective, comparable to those T-cells produced by MSK historically, scalable or profitable.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ATA129, ATA520, ATA188, ATA230 or any of our other product candidates in any particular jurisdiction. For example, ATA129 has only been evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. The findings may not be reproducible in multi-center trials we conduct. In addition, the Phase 2 clinical trials with ATA129 enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-PTLD after HCT and EBV-PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of ATA129 in the treatment of a single disease state for which we may later seek approval. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of ATA129, ATA520, ATA230 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, hypoxia has been observed in some patients receiving ATA230 for the treatment of their CMV pneumonitis.  As a result of safety or toxicity issues that we may experience in our clinical trials, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and incidence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Both the FDA and the EMA have granted us orphan status for ATA129 for EBV-PTLD after HCT or SOT.  Recently, the EMA also granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Although treatment with EBV specific T-cells is recognized as a recommended treatment for persistent or progressive EBV-PTLD as set forth in the 2017 National Comprehensive Cancer Network Guidelines, future guidelines from governmental agencies, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases may relate to such matters as product usage, dosage, and route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our product candidates, which may adversely affect our results of operations.

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

Risks Related to Manufacturing

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from MSK. To facilitate the manufacture of additional drug substance and drug product for our preclinical studies and clinical trials using this manufacturing testing and process know-how, we undertook the process of transferring this know-how to our CMO. We are in the final stages of the transfer of this know-how received from MSK to our CMO. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and our CMOs will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for studies, trials and commercial launch readiness.  We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO. The inability to manufacture comparable drug substance by us or at our CMOs could delay the continued development of our product candidates.

The processes by which our product candidates are manufactured were initially developed by MSK for clinical purposes. We intend to evolve these existing processes for more advanced clinical trials or commercialization. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

Additionally, the process of manufacturing biologics and cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing biologics and cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because T-cell product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination in the donor material or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates.  Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug substance and drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, and cancer treatment centers, which could adversely affect our ability to operate our business and our results of operations.

We intend to manufacture at least a portion of our product candidates ourselves. Delays in building, completing and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

In February, 2017, we entered into a lease to build a manufacturing facility in Thousand Oaks, CA, which we intend to use to manufacture preclinical and clinical trial materials for our product candidates. This new manufacturing facility is expected to be completed in 2018. This project may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Cost overruns associated with constructing our manufacturing facility could require us to raise additional funds from other sources.

In addition to the similar manufacturing risks described in "—Risks Related to Our Dependence on Third Parties," our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drugs. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet FDA, EMA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	shortages of qualified personnel, raw materials or key contractors; and
•	ongoing compliance with cGMP regulations and other requirements of the FDA, EMA or other comparable regulatory agencies.

Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could harm our business.

Developing advanced manufacturing techniques and process controls is required to fully utilize our facility. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.

In order to produce our drugs in the quantities that we believe will be required to meet anticipated market demand of any of our drug candidates if approved, we will need to increase, or "scale up," the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our drugs in a sufficient quantity to meet future demand.

If our sole clinical manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

If our manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we might not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales.

Currently, we maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our current manufacturing facility or processes.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for ATA520 as well as perform the analysis, publication and presentation of data and results related to this program and the ATA129 and ATA230 programs. We also rely on studies previously conducted by MSK. We are utilizing a CRO for our EAP trial of ATA129 and intend to utilize a CRO for our planned Phase 3 trials for EBV-PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of our partners or CROs, fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

Our internal capacity for clinical trial execution and management is limited and therefore we have relied on third parties. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all. Other data from studies or trials previously conducted by MSK may emerge in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We have no experience manufacturing our product candidates on a clinical or commercial scale. We are, and expect to continue to be, dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.

We do not operate facilities for the manufacturing of our product candidates.  In the case of ATA129, we currently rely on our CMO and MSK for the production of this product candidate and the acquisition of materials incorporated in or used in the manufacturing or testing of these product candidates. In the case of ATA230, we currently rely on MSK for the production of this product candidate and acquisition of the materials incorporated in or used in the manufacturing or testing. In the case of ATA520, we currently rely on our CMO for the production of this product candidate.  Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with such CMOs or partners, we cannot control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of ATA129, ATA520 and ATA230, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. We are in the final stages of the transfer of the manufacturing process developed by and housed at MSK for ATA129 to our CMO.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO.  For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA.

If we are not able to successfully transfer this know-how and produce comparable product candidates our ability to further develop and manufacture our product candidates may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. In February, 2017, we entered into a lease agreement to build a cellular therapy manufacturing facility in Thousand Oaks, CA.  At this facility, we intend to manufacture our product candidates for clinical or commercial use, if approved.  Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Consequently, the patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim.

Even if patents have issued or do successfully issue from patent applications, and even if such patents cover our product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. In three of our pending patent applications exclusively licensed from MSK, directed to use of ATA230 to treat CMV retinitis in HIV-infected patients or SOT recipients, we do not have exclusive rights, due to one of the named inventors being an employee of an entity other than MSK and ensuing co-ownership of the applications with MSK of this other entity from which we do not presently have a license. There is no guarantee that we will be able to obtain a license from this other entity on commercially reasonable terms, or at all. If this entity licenses its rights elsewhere, our competitors might gain access to this intellectual property. Also, the possibility exists that others will develop products on an independent basis which have the same effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates. In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Any of these outcomes could have an adverse impact on our business.

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

We have in-licensed a significant portion of our intellectual property from MSK. If we breach any of our license agreements with MSK, we could lose the ability to continue the development and potential commercialization of one or more of our product candidates.

We hold rights under license agreements with MSK that are important to our business. Our discovery and development platform is built, in part, around patent rights exclusively in-licensed from MSK. The MSK agreement generally grants us an exclusive license to research, develop, make, use, offer for sale, sell and import, ATA129, ATA520 and ATA230. Three pending applications licensed to us by MSK that are all directed to methods of treating CMV retinitis in HIV-infected patients or SOT recipients, are co-owned by MSK and another entity, and thus our exclusive license from MSK does not convey exclusive rights under those applications. Under our existing MSK license agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and MSK may have a right to terminate the affected license. The loss our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business and on our stock price.

Third parties may infringe our patents, the patents of our licensors, or misappropriate or otherwise violate our or our licensor’s intellectual property rights. Our and our licensor’s patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. In the future, we or our licensors may elect to initiate legal proceedings to enforce or defend our or our licensors’ intellectual property rights, to protect our or our licensor’s trade secrets or to determine the validity or scope of intellectual property rights we own or control. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights or that our intellectual property rights are invalid. In addition, third parties may initiate legal proceedings against us or our licensors to challenge the validity or scope of intellectual property rights we own or control. The proceedings can be expensive and time-consuming. Many of our or our licensor’s adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. Accordingly, despite our or our licensors’ efforts, we or our licensors may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own or control, particularly in countries where the laws may not protect our rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensors’ patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensors’ patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Interference or derivation proceedings provoked by third parties, brought by us or our licensors or collaborators, or brought by the USPTO or any non-US patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other preissuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any such proceeding could require us or our licensors to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our licensors a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent.

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

Patent reform legislation that has occurred could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to US patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could have a material adverse effect on our business and financial condition.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, the value of our technology could be materially adversely affected and our business could be harmed.

In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. The T-cell product candidates and platform technology we have licensed from MSK are protected primarily as confidential know-how and trade secrets. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our product candidates, thus eroding our competitive position in the market. Trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

There are currently no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are used off-label in the treatment of EBV-PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases including: Cell Medica Ltd., which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases.  These companies and academic institutions are in various stages of development with their product candidates with Merck & Co, Inc. completing Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Shire Plc, which has initiated Phase 3 clinical trials of Maribavir, a UL97 protein kinase inhibitor and Vical Inc. conducting Phase 3 clinical trials in patients undergoing an allogeneic stem cell transplant for evaluating ASP0113, a therapeutics bivalent plasma DNA CMV vaccine.

Several products are approved for the treatment of relapsed or refractory multiple myeloma, including Kyprolis (marketed by Amgen Inc.), Revlimid and Pomalyst (marketed by Celgene Corporation), Velcade (marketed by Millennium Pharmaceuticals, Inc.) and Darzalex (marketed by Janssen Research & Development, LLC).  In addition, a number of companies and academic institutions are in various stages of development for their drug candidates for relapsed or refractory multiple myeloma including AB Science SA, which is conducting a Phase 3 clinical trial for masitinib.

Many of the approved or commonly used drugs and therapies for EBV-PTLD, CMV and relapsed or refractory multiple myeloma are well-established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of these product candidates is approved, it will be priced at a significant premium over competitive generic products. This pricing premium may make it difficult for us to differentiate these products from currently approved or commonly used therapies and impede adoption of our product, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

As of February 15, 2017, we had 96 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

Our ability to use federal and state net operating loss, or NOL, carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or a portion of our NOL carryforwards. As of December 31, 2016, we had federal and state NOL carryforwards for tax return purposes of $100.0 million and $130.1 million, respectively, which, if not utilized, begin to expire in various amounts beginning in the year 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if over a rolling three-year period, the cumulative change in our ownership exceeds 50% (as determined under applicable Treasury regulations), our ability to utilize our U.S. NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset future taxable income or taxes may be limited. We completed a Section 382 study of transactions in our stock through December 31, 2016 and concluded that we have experienced at least one ownership change since inception and our utilization of NOL carryforwards will therefore be subject to annual limitation. Our ability to utilize our NOL carryforwards may be further limited as a result of subsequent ownership changes. Similar rules may apply under state tax laws. Further, other provisions of the Code may limit our ability to utilize NOLs incurred before our recapitalization to offset income or gain realized after the recapitalization, unless such income or gain is realized by the same entity that originally incurred such NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. Such limitations could result in the expiration of our NOL carryforwards before they can be utilized and, if we are profitable, our future cash flows could be adversely affected due to our increased tax liability.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through December 31, 2016, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in South San Francisco, California and consists of approximately 13,670 square feet of leased office space.  The lease is expected to expire in April 2021. We also lease office space in Westlake Village, California that expires in April 2019. In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The term of the lease commences when the landlord delivers possession of the property to us, which is currently estimated to be in the fourth quarter of 2017. Upon the commencement of the lease, the initial term of the lease is fifteen years.

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

Year ended December 31, 2015	High	Low
First Quarter	$43.66	$17.20
Second Quarter	$64.35	$36.00
Third Quarter	$65.56	$30.49
Fourth Quarter	$40.80	$19.50

Year ended December 31, 2016	High	Low
First Quarter	$26.00	$13.31
Second Quarter	$23.25	$14.29
Third Quarter	$25.73	$19.00
Fourth Quarter	$21.85	$12.45

On February 15, 2017, there were 12 stockholders of record of our common stock and the closing price of our common stock was $16.10 per share as reported on The Nasdaq Global Select Market. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Stock Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on October 16, 2014 (the date our common stock began trading on The Nasdaq Stock Market) and continuing through December 31, 2016. The graph assumes our closing sale price on October 16, 2014 of $10.65 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the fiscal quarters indicated.

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

Item 6. Selected Consolidated and Combined Financial Data

The following selected consolidated and combined financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated and combined financial statements. The consolidated and combined financial statements of the Company as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

					Period from
					Aug. 22, 2012
	Year ended	Year ended	Year ended	Year ended	(Inception) to
Consolidated and Combined Statements of Operations	December 31,	December 31,	December 31,	December 31,	December 31,
and Comprehensive Loss Data:	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$56,514	$41,618	$15,446	$4,859	$3,259
General and administrative	24,728	16,830	12,710	3,756	834
Total operating expenses	81,242	58,448	28,156	8,615	4,093
Loss from operations	(81,242)	(58,448)	(28,156)	(8,615)	(4,093)
Interest and other income, net	2,203	1,218	125	12	—
Loss before provision for income taxes	(79,039)	(57,230)	(28,031)	(8,603)	(4,093)
Provision (benefit) for income taxes	10	(9)	(25)	170	17
Net loss	$(79,049)	$(57,221)	$(28,006)	$(8,773)	$(4,110)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	335	(418)	(100)	—	—
Comprehensive loss	$(78,714)	$(57,639)	$(28,106)	$(8,773)	$(4,110)

Basic and diluted net loss per common share	$(2.75)	$(2.24)	$(5.62)	$(9.08)	$(5.60)

	As of December 31,
Consolidated and Combined Balance Sheet Data:	2016	2015	2014	2013	2012
		(In thousands)
Cash, cash equivalents and short-term investments	$255,682	$320,482	$104,116	$51,615	$4,207
Working capital	$250,878	$314,888	$103,302	$50,284	$2,940
Total assets	$263,914	$324,975	$106,122	$51,828	$4,290
Long-term liabilities	$503	$166	$216	$230	$4
Convertible preferred stock	$—	$—	$—	$61,091	$6,711
Total stockholders' equity (deficit)	$253,736	$315,100	$103,182	$(11,017)	$(3,727)

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

We are a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We are focused on developing allogeneic, or third-party derived, antigen-specific T-cells. T-cells are a type of white blood cell. Cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, can mount an immune response against an antigen or antigens in order to combat viral infection or disease.

Our cellular therapy platform is designed to provide a healthy immune capability to a patient whose immune system is compromised or is unable to identify the disease targets. Our product candidates are derived from cells donated by healthy individuals.  These cells are trained to recognize an antigen, expanded, characterized, banked and held as inventory.  These cells are ready to infuse in a partially human leukocyte antigen, or HLA, matched patient in approximately 3-5 days. Once administered, the cells home to their target, expand in-vivo to eliminate diseased cells, and eventually recede. This versatile platform can be directed towards a broad array of disease causing targets and has demonstrated clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases.  We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015 and to know how and technology from QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in October 2015 and September 2016.

Our relationship with QIMR Berghofer provides rights to know how and a technology that is complementary to that which was licensed from MSK. This know-how and technology is enabling the development of EBV and other virally targeted CTLs for other indications such as multiple sclerosis, or MS. We are working with QIMR Berghofer on the development of product candidates for these new indications.

ATA129

Our most advanced T-cell product candidate, ATA129 (previously referred to as EBV-CTL), is currently being investigated for the treatment of Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV-PTLD. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after hematopoietic cell transplant, or HCT, or after solid organ transplant, or SOT. In December 2016, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on the designs of two Phase 3 trials for ATA129 intended to support approval in two separate indications, the treatment of rituximab-refractory EBV-PTLD, after HCT and after SOT.

The MATCH trial (EBV-PTLD after HCT) is designed to be a multicenter, open label, single arm trial designed to enroll approximately 35 patents with rituximab refractory EBV-PTLD after HCT.  The ALLELE trial (EBV-PTLD after SOT) is designed to be a multicenter, open label trial with two non-comparative cohorts.  Each cohort is designed to enroll approximately 35 patients.  The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy.  Both cohorts are planned to enroll concurrently.

The primary endpoint of both the MATCH and ALLELE trials is objective response rate, defined as the percent of patients achieving either a complete or partial response to treatment with ATA 129. Secondary endpoints for both trials include duration of response, overall survival, safety, quality of life metrics, and other data in support of potential health economic benefits.  The trials are expected to open initially in the United States and later expand to include ex-U.S. sites.

In addition, in June 2016, we opened a multicenter expanded access protocol, or EAP, trial to provide access to ATA129 treatment and collect additional safety data while the medication is not commercially available or available to patients through another protocol.  The trial is open to patients with EBV-associated viremia or certain malignancies for whom there are no appropriate alternative treatment options.

We generated and evaluated data from new material manufactured by our contract manufacturing organization, or CMO, and initiated discussions with the FDA. We have been successful in producing ATA129 drug product and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA.

In clinical trials that enrolled patients with EBV-PTLD following HCT or SOT, efficacy following treatment with ATA129 compared favorably with historical data in these patient populations. In rituximab-refractory patients with EBV-PTLD after HCT, treatment with ATA129 resulted in one-year overall survival of approximately 60% in two separate clinical trials in comparison with historical data where median survival, or the time by which 50% of patients had died, was 16-56 days. In the setting of rituximab-refractory EBV-PTLD after SOT, similar results were observed, with one-year overall survival of approximately 60% in ATA129-treated patients in comparison with an expected historical one-year survival of 36% in patients with high risk disease similar to the patients treated in the trials. In February 2015, the FDA, granted breakthrough therapy designation for ATA129 in the treatment of rituximab-refractory EBV-PTLD after HCT. Breakthrough therapy designation is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In February 2016, the FDA granted orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD after HCT or SOT.

We are also pursing marketing approval of ATA129 in the European Union, or EU.  In March 2016, the European Medicines Agency, or EMA, issued a positive opinion for orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD.  In October 2016, the EMA Committee for Medicinal Products for Human Use, or CHMP, and Committee for Advanced Therapies, or CAT, granted access to the EMA’s newly established Priority Medicines, or PRIME, regulatory initiative for ATA129 for the treatment of patients with rituximab refractory EBV-PTLD following HCT.  PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need.  In January 2017, we announced that pursuant to parallel scientific advice from the EMA’s Scientific Advice Working Group and several national Health Technology Assessment, or HTA, agencies in the EU, in 2018 we plan to submit an application for Conditional Marketing Authorization, or CMA, of ATA129 in the treatment of patients with rituximab refractory EBV-PTLD following HCT.  The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and supported by available data from our Phase 3 trials in rituximab refractory EBV-PTLD after HCT and SOT, which will be ongoing at the time of filing.

Other T-Cell Programs

ATA188

Our second T-cell product candidate, ATA188, is in development for the treatment of multiple sclerosis, or MS.  ATA188 is a third party derived EBV-CTL that is targeted to specific antigens that we believe are important for the treatment of MS. We expect to initiate a Phase 1 trial in patients with MS in the second half of 2017.  In addition, our partner, QIMR Berghofer, is currently conducting a Phase 1 trial utilizing the autologous version of ATA188 for the treatment of patients with either secondary or progressive MS. The trial is currently enrolling. We have an exclusive option to license this program from QIMR Berghofer.

ATA520

Our third T-cell product candidate, ATA520, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including multiple myeloma, or MM.  MSK has two ongoing Phase 1 clinical trials evaluating ATA520. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory MM, including plasma cell leukemia, or PCL.  Based on data from these trials, we intend to develop ATA520 in hematologic malignancies, including PCL. We expect to initiate a Phase 1/2 clinical trial in patients with hematologic malignancies in 2018.

ATA230

Our fourth T-cell product candidate, ATA230, which is a third-party derived cytomegalovirus, or CMV, CTL, is in Phase 2 clinical trials for refractory CMV an infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT.  Given the opportunity to pursue a conditional marketing authorization in the EU for ATA129, we have decided to prioritize at this time our EBV related programs ahead of ATA230.  Therefore, we intend to further evaluate ATA230 Phase 3 trial designs following the initiation of our ATA129 Phase 3 trials.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

We have never generated revenues and have incurred losses since inception. Our net losses were $79.0 million, $57.2 million and $28.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $177.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2016, our cash, cash equivalents and short-term investments totaled $255.7 million, which we intend to use to fund our operations.

Financial Overview

Basis of Presentation and Recapitalization

Atara, Nina Biotherapeutics, Inc., or Nina, Pinta Biotherapeutics, Inc., or Pinta, and Santa Maria Biotherapeutics, Inc., or Santa Maria, were incorporated in August 2012. Atara was originally formed as a management company with the sole purpose of providing management, financial and administrative services for Nina, Pinta and Santa Maria. Prior to our recapitalization on March 31, 2014, the results of operations and financial condition of the four companies are presented on a combined basis as they were under common management and common ownership, with intercompany transactions eliminated.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	advancing ATA129 into Phase 3 clinical trials for the treatment of EBV-PTLD after HCT and SOT;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	initiation of the Phase 1 trial of ATA188 in MS;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including plasma cell leukemia;
•	collaborating with MSK and QIMR Berghofer in the discovery and development of additional T-cell programs;
•	enrollment of patients in the ATA129 clinical trials; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified material for use in our planned Phase 3 or other clinical trials;
•	the scope, rate of progress, and expenses of our ongoing as well as any additional clinical trials and other research and development activities;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; and allocated facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of one or more of our product candidates.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated and combined financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant judgments and estimates are detailed below, and our significant accounting policies are more fully described in Note 2 of the accompanying consolidated and combined financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Costs for preclinical studies, clinical trials and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time.

For the years ended December 31, 2016 and 2015, there were no material changes from our estimates of accrued research and development expenses. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

A 10% change in accrued research and development expenses could have impacted our net loss by $0.2 million for 2016.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock agreements, or RSAs, restricted stock units, or RSUs, stock options and an employee stock purchase plan. See Note 2– “Summary of Significant Accounting Policies” and Note 8 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for restricted stock agreements, or RSAs, and grants of restricted stock units, or RSUs, and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant for employee awards and the date when the service performance is completed for non-employees. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.  For employees’ awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For non-employees’ awards with performance-based vesting criteria, we assess all possible outcomes at the end of each reporting period and recognize the lowest aggregate fair value in the range of possible outcomes. The lowest value in the range of possible outcomes may be zero. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation for awards with performance and other vesting criteria is recognized as expense under the accelerated graded vesting model.

We determine the fair market value of our restricted stock based on the closing stock price of Atara’s common stock on the date of grant.

Key assumptions for the Black-Scholes valuation model used for employee stock awards include:

Expected term – We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date.

Expected volatility – Expected volatility is estimated using comparable public companies’ volatility for similar terms.

Expected dividend – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore we have assumed an expected dividend yield of 0%.

Risk-free interest rate – The risk-free interest rate is based on the yields of U.S. Treasury securities with expected terms similar to that of the associated award.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material or the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

Accounting for Income Taxes

See Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2016.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.

Atara is also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $55.9 million as of December 31, 2016 related primarily to net operating losses and stock based compensation.

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

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Research and development expenses by program for the periods indicated were as follows:

	Year Ended December 31,			Increase (Decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands)
ATA129 (formerly EBV-CTL)	$8,821	$970	$—	$7,851	970
ATA230 (formerly CMV-CTL)	2,572	78	—	2,494	78
T-cell manufacturing and other program-related	18,673	9,123	2,000	9,550	7,123
STM434 and other molecular programs	1,110	18,511	7,324	(17,401)	11,187
Employee and overhead costs	25,338	12,936	6,122	12,402	6,814
Total research and development	$56,514	$41,618	$15,446	$14,896	$26,172

ATA129 costs were $8.8 million in 2016 as compared to $1.0 million in 2015 and zero in 2014. This increase in 2016 was primarily due to outside service costs related to the preparation for two Phase 3 clinical trials of ATA129 in EBV-PTLD after HCT and SOT, as well as the initiation of our EAP clinical trial in 2016. The increase in 2015 was primarily due to development work undertaken following the exercise of our option to license this program from MSK in June 2015. We anticipate that ATA129 costs will increase in 2017 due to the initiation of the two Phase 3 clinical trials for this product candidate in EBV-PTLD.

ATA230 costs were $2.6 million in 2016 as compared to $0.1 million in 2015 and zero in 2014. The increases in 2016 and 2015 were primarily related to outside services costs associated with the phase 2 clinical trial for this product candidate.

T-cell manufacturing and other program-related expenses were $18.7 million in 2016 as compared to $9.1 million in 2015. The increase of $9.6 million in 2016 was primarily due to an increase of $14.1 million for manufacturing-related activities, including the technical transfer of manufacturing to a third party CMO, partially offset by a decrease in license payments of $4.5 million. Expenses in 2016 included cash payments to QIMR Berghofer of $3.3 million related to the license of additional CTL programs and the option to license additional technologies from them. Expenses in 2015 included the cash payment to MSK of $4.5 million to exercise our option to license certain T-cell programs in June 2015, and $3.0 million paid to QIMR Berghofer for an exclusive, worldwide license to develop and commercialize allogeneic CTL therapy programs utilizing technology and know-how developed by them. In 2014, we recorded $2.0 million of expense for the exclusive option to license the T-cell programs from MSK.  We anticipate that T-cell manufacturing and other program-related expenses will increase in 2017 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

STM434 and other molecular program costs were $1.1 million in 2016 as compared to $18.5 million in 2015. The decrease of $17.4 million was primarily due to the suspension of further development of the PINTA 745 and ATA 842 molecules following the unblinding of a Phase 2 study of PINTA 745 in December 2015. Costs for STM434 and other molecular programs increased by $11.2 million to $18.5 million in 2015 as compared to $7.3 million in 2014, mainly due to an increase in outside service costs related to ATA 842 of $6.9 million, PINTA 745 of $3.3 million and STM434 of $1.0 million. We anticipate that STM434 and other molecular program costs will decrease further in 2017 as we prioritize the development of our T-cell product candidates.

Employee and overhead costs were $25.3 million in 2016 as compared to $12.9 million in 2015 and $6.1 million in 2014. The increases of $12.4 million in 2016 and $6.8 million in 2015 were primarily a result of higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. In particular, payroll and employee stock-based compensation increased by $5.7 million and $2.8 million, respectively, in 2016 as compared to 2015, and by $4.1 million and $1.6 million, respectively, in 2015 as compared to 2014. The increase in 2016 was also due to an increase of $2.3 million in facility related costs and a $1.2 million increase in other outside service expenses. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			Increase (Decrease)
	2016	2015	2014	2015 to 2016	2014 to 2015
	(in thousands)
General and administrative	$24,728	$16,830	$12,710	$7,898	$4,120

General and administrative expenses were $24.7 million in 2016 compared to $16.8 million in 2015 and $12.7 million in 2014. The increase of $7.9 million in 2016 was primarily due to a $7.0 million increase in compensation-related costs driven by increased headcount, a $0.5 million increase in other outside services costs and a $0.5 million increase in expensed equipment and software. The increase of $4.1 million in 2015 was primarily due to increases of $1.9 million in stock-based compensation costs and other payroll related expenses, $1.3 million in other outside services costs and a $1.2 million increase in corporate legal and patent fees. We expect that general and administrative costs will continue to increase in 2017 as we continue to expand our operations.

Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited consolidated and combined statement of operations data for each of the eight quarters in the period ended December 31, 2016. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated and combined financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31	June 30	September 30	December 31(1)
2016	(In thousands)
Operating expenses:
Research and development	$11,247	$12,991	$18,802	$13,474
General and administrative	5,814	6,494	7,140	5,280
Total operating expenses	17,061	19,485	25,942	18,754
Loss from operations	(17,061)	(19,485)	(25,942)	(18,754)
Interest and other income, net	503	605	576	519
Loss before provision for income taxes	(16,558)	(18,880)	(25,366)	(18,235)
Provision (benefit) for income taxes	3	—	7	—
Net loss	(16,561)	(18,880)	(25,373)	(18,235)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	569	142	(158)	(218)
Comprehensive loss	$(15,992)	$(18,738)	$(25,531)	$(18,453)

Basic and diluted net loss per common share	$(0.58)	$(0.66)	$(0.88)	$(0.63)

	Three months ended
	March 31	June 30	September 30	December 31
2015	(In thousands)
Operating expenses:
Research and development	$5,767	$11,507	$8,113	$16,231
General and administrative	3,544	3,601	4,146	5,539
Total operating expenses	9,311	15,108	12,259	21,770
Loss from operations	(9,311)	(15,108)	(12,259)	(21,770)
Interest and other income, net	153	163	380	522
Loss before provision for income taxes	(9,158)	(14,945)	(11,879)	(21,248)
Provision (benefit) for income taxes	2	—	(11)	—
Net loss	(9,160)	(14,945)	(11,868)	(21,248)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	82	(48)	117	(569)
Comprehensive loss	$(9,078)	$(14,993)	$(11,751)	$(21,817)

Basic and diluted net loss per common share	$(0.42)	$(0.62)	$(0.43)	$(0.75)
(1)

Subsequent to issuance of our interim consolidated financial statements for the three and nine months ended September 30, 2016, we identified certain share-based awards provided in 2016 and 2015 with only time-based vesting conditions for which we recorded stock based compensation expense using the graded accelerated expensing method instead of a straight-line expensing method in accordance with our accounting policy, certain share-based awards where stock-based compensation expense was not appropriately adjusted for unvested awards of terminated employees during 2016, and certain stock-based compensation expense related to non-employee options recorded incorrectly during the first quarter of 2016.  We corrected for these errors by recording a $3.3 million out-of-period adjustment to stock-based compensation expense during the fourth quarter of 2016. The recorded adjustment included $0.7 million related to the three months ended September 30, 2016, $1.1 million related to the three months ended June 30, 2016, $0.7 million related to the three months ended March 31, 2016 and $0.7 million related to the fiscal year ended December 31, 2015.  The adjustment was not considered material to the fiscal year ended December 31, 2016 or any previously issued interim or annual consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

We have incurred losses and negative cash flows from operations in each year since inception. As of December 31, 2016, we had an accumulated deficit of $177.2 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our written investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  Management expects that our cash, cash equivalents and short-term investments as of December 31, 2016 will be sufficient to fund our planned operations into the first quarter of 2019.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$47,968	$23,746
Short-term investments	207,714	296,736
Total cash, cash equivalents and short-term investments	$255,682	$320,482

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(60,025)	$(37,156)	$(16,628)
Investing activities	83,741	(220,127)	(83,363)
Financing activities	506	259,226	70,273
Effect of exchange rates on cash	—	(94)	—
Net increase in cash and cash equivalents	$24,222	$1,849	$(29,718)

Operating activities

Net cash used in operating activities was $60.0 million in 2016 as compared to $37.2 million in 2015. The increase of $22.9 million was primarily due to a $21.8 million increase in net loss and a $7.0 million decrease in accrued research and development expenses, partially offset by a $6.5 million increase stock-based compensation.

Net cash used in operating activities was $37.2 million in 2015 as compared to $16.6 million in 2014. The increase of $20.5 million was primarily due to a $29.2 million increase in net loss, partially offset by a $3.8 million increase in accrued research and development expenses, a $2.9 million increase in amortization of investment premiums and discount and a $2.0 million increase in accounts payable, accrued compensation and other accrued liabilities.

Investing activities

Net cash provided by investing activities in 2016 consisted primarily of $391.7 million of maturities and sales of short-term available-for-sale investments partially offset by $304.9 million of purchases of short-term available-for-sale investments.

Net cash used in investing activities in 2015 consisted primarily of $379.8 million of purchases of short-term available-for-sale securities, partially offset by $160.1 million of maturities and sales of short-term available-for-sale securities.

Net cash used in investing activities in 2014 consisted primarily of $95.5 million of purchases of short-term available-for-sale securities, partially offset by $12.2 million of maturities and sales of short-term available-for-sale securities.

Financing activities

Net cash provided by financing activities in 2016 of $0.5 million consists primarily of net proceeds from employee stock transactions. Net cash provided by financing activities in 2015 consisted primarily of $263.4 million in aggregate net proceeds from the sale of common stock in two separate follow-on offerings. Net cash provided by financing activities in 2014 consisted primarily of $56.5 million in net proceeds from the sale of common stock in our initial public offering and $13.5 million from the sale of shares of Series B convertible preferred stock.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for our product candidates;
•	the timing and costs of our planned preclinical studies of our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities, including the building of our own manufacturing facility;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights; and

•	the extent to which we in-license or acquire other products and technologies.

Contractual Obligations and Commitments

We lease our current corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space in South San Francisco, California. The lease is expected to expire in April 2021.

In January 2015, we entered into a non-cancellable lease agreement for office and laboratory space in Westlake Village, California. In September 2015, we amended the lease agreement to add additional office space and extend the term of the agreement to April 2019.

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California, or the Thousand Oaks lease.  The term of the Thousand Oaks lease commences when the landlord delivers possession of the facility to us. Upon commencement, the initial term of the lease is fifteen years.

Aggregate future minimum commitments for our operating leases as of December 31, 2016 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$3,878	1,294	1,712	872	$—
Total contractual obligations	$3,878	$1,294	$1,712	$872	$—

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents and short-term investments of $255.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Atara Biotherapeutics, Inc.

South San Francisco, California

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Atara Biotherapeutics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 9, 2017

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$47,968	$23,746
Short-term investments	207,714	296,736
Restricted cash	194	194
Prepaid expenses and other current assets	4,677	3,921
Total current assets	260,553	324,597
Property and equipment, net	3,259	270
Other assets	102	108
Total assets	$263,914	$324,975

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,778	$1,445
Accrued compensation	3,745	2,624
Accrued research and development expenses	2,408	5,112
Other accrued liabilities	744	528
Total current liabilities	9,675	9,709
Long-term liabilities	503	166
Total liabilities	10,178	9,875

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2016 and December 31, 2015; 28,933 and 28,459 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in capital	431,075	413,725
Accumulated other comprehensive loss	(183)	(518)
Accumulated deficit	(177,159)	(98,110)
Total stockholders’ equity	253,736	315,100
Total liabilities and stockholders’ equity	$263,914	$324,975

Atara Biotherapeutics, Inc.

Consolidated and Combined Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$56,514	$41,618	$15,446
General and administrative	24,728	16,830	12,710
Total operating expenses	81,242	58,448	28,156
Loss from operations	(81,242)	(58,448)	(28,156)
Interest and other income, net	2,203	1,218	125
Loss before provision (benefit) for income taxes	(79,039)	(57,230)	(28,031)
Provision (benefit) for income taxes	10	(9)	(25)
Net loss	$(79,049)	$(57,221)	$(28,006)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	335	(418)	(100)
Comprehensive loss	$(78,714)	$(57,639)	$(28,106)
Net loss per common share:
Basic and diluted net loss per common share	$(2.75)	$(2.24)	$(5.62)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	28,732	25,583	4,986

Atara Biotherapeutics, Inc.

Consolidated and Combined Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series A		Series A-1		Series B					Notes	Accumulated		Total
	Convertible		Convertible		Convertible		Common		Additional	Receivable	Other		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	From	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholder	Loss	Deficit	(Deficit)
Balance as of December 31, 2013	46,356	19,909	5,538	2,768	43,529	38,414	12,004	1	2,200	(335)	—	(12,883)	(11,017)
Issuance of Series B preferred stock, net of offering costs of $19	—	—	—	—	15,263	13,481	—	—	—	—	—	—	—
Interest income accrued on notes receivable from stockholder	—	—	—	—	—	—	—	—	—	(2)	—	—	(2)
Repayment of notes receivable from stockholder	—	—	—	—	—	—	—	—	—	337	—	—	337
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	645	—	20	—	—	—	20
Recapitalization (Note 2)	(41,205)	—	(4,923)	—	(52,260)	—	(11,346)	(1)	1	—	—	—	—
Issuance of common stock upon vesting of stock awards— post Recapitalization	—	—	—	—	—	—	282	—	70	—	—	—	70
Issuance of common stock for research and development expenses related to technology licensing option	—	—	—	—	—	—	60	—	750	—	—	—	750
Conversion of preferred stock	(5,151)	(19,909)	(615)	(2,768)	(6,532)	(51,895)	12,298	1	74,572				74,573
Issuance of common stock, net of discounts and offering costs of $6,794	—	—	—	—	—	—	5,750	1	56,455	—	—	—	56,456
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,101	—	—	—	10,101
Net loss	—	—	—	—	—	—	—	—	—	—	—	(28,006)	(28,006)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(100)	—	(100)
Balance as of December 31, 2014	—	—	—	—	—	—	19,693	2	144,169	—	(100)	(40,889)	103,182
Issuance of common stock, net of discounts and offering costs of $5,166 in February 2015	—	—	—	—	—	—	4,147	1	69,486	—	—	—	69,487
Issuance of common stock, net of discounts and offering costs of $13,053 in July 2015	—	—	—	—	—	—	3,981	—	193,947	—	—	—	193,947
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	287	—	80	—	—	—	80
RSU settlements, net of shares withheld	—	—	—	—	—	—	327	—	(4,647)	—	—	—	(4,647)
Issuance of common stock pursuant to stock option exercises	—	—	—	—	—	—	24	—	439	—	—	—	439
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,251	—	—	—	10,251
Net loss	—	—	—	—	—	—	—	—	—	—	—	(57,221)	(57,221)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(418)	—	(418)
Balance as of December 31, 2015	—	—	—	—	—	—	28,459	3	413,725	—	(518)	(98,110)	315,100
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	233	—	60	—	—	—	60
RSU settlements, net of shares withheld	—	—	—	—	—	—	199	—	(94)	—	—	—	(94)
Issuance of common stock pursuant to employee stock awards	—	—	—	—	—	—	42	—	600	—	—	—	600
Stock-based compensation expense	—	—	—	—	—	—	—	—	16,784	—	—	—	16,784
Net loss	—	—	—	—	—	—	—	—	—	—	—	(79,049)	(79,049)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	335	—	335
Balance as of December 31, 2016	—	$—	—	$—	—	$—	28,933	$3	$431,075	$—	$(183)	$(177,159)	$253,736

Atara Biotherapeutics, Inc.

Consolidated and Combined Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(79,049)	$(57,221)	$(28,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,784	10,251	10,101
Amortization of investment premiums and discounts	2,582	3,465	526
Depreciation expense	383	48	6
Loss on foreign exchange	—	94	—
Write-off of property and equipment	—	21	—
Interest accrued on notes receivable from stockholder	—	—	(2)
Non-cash research and development expenses	—	—	750
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(742)	(767)	(1,246)
Other assets	6	(61)	(37)
Accounts payable	981	1,005	(164)
Accrued compensation	1,121	1,399	894
Accrued research and development expenses	(2,704)	4,288	468
Other accrued liabilities	215	293	4
Long-term liabilities	398	29	78
Net cash used in operating activities	(60,025)	(37,156)	(16,628)
Investing activities
Purchases of short-term investments	(304,928)	(379,776)	(95,525)
Sales of short-term investments	242,643	64,020	5,808
Maturities of short-term investments	149,046	96,113	6,400
Transfer to restricted cash	—	(194)	—
Purchases of property and equipment	(3,020)	(290)	(46)
Net cash provided by (used in) investing activities	83,741	(220,127)	(83,363)
Financing activities
Proceeds from sale of common stock, net of offering costs	—	263,434	56,455
Taxes paid related to net share settlement of restricted stock units	(94)	(4,647)	—
Proceeds from employee stock awards	600	439	—
Proceeds from sale of convertible preferred stock, net of offering costs	—	—	13,481
Repayment of notes receivable from stockholder	—	—	337
Net cash provided by financing activities	506	259,226	70,273
Effect of exchange rates on cash	—	(94)	—
Increase in cash and cash equivalents	24,222	1,849	(29,718)
Cash and cash equivalents at beginning of period	23,746	21,897	51,615
Cash and cash equivalents at end of period	$47,968	$23,746	$21,897
Non-cash investing and financing activities
Issuance of common stock related to technology licensing option	—	—	$750
Issuance of common stock upon vesting of stock awards	$60	$80	$90
Change in long-term liabilities related to non-vested stock awards	$(60)	$(80)	$(90)
Property and equipment purchases included in liabilities	$352	$—	$—
Supplemental cash flow disclosure
Cash paid for taxes	$10	$3	$70

Atara Biotherapeutics, Inc.

Notes to Consolidated and Combined Financial Statements

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We are focused on developing allogeneic or third-party derived antigen-specific T-cells. T-cells are a type of white blood cell and cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, can mount an immune response against an antigen or antigens in order to combat viral infection or disease.

Our cellular therapy platform is designed to provide a healthy immune capability to a patient whose immune system is compromised or is unable to identify the disease targets. We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and to know how and technology from QIMR Berghofer Medical Research Institute (“QIMR Berghofer”) in October 2015 and September 2016. See Note 6 for further information.

In October 2014, we completed our initial public offering of 5,750,000 shares of common stock at an offering price to the public of $11.00 per share and received net proceeds of $56.5 million. In February 2015, we completed a follow-on offering of 4,147,358 shares of common stock at an offering price to the public of $18.00 per share and received net proceeds of $69.5 million. In July 2015, we completed a follow-on offering of 3,980,768 shares of common stock at an offering price to the public of $52.00 per share and received net proceeds of $193.9 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Recapitalization

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Principles of Consolidation

The consolidated and combined financial statements include the accounts of Atara and its wholly owned subsidiaries, Nina, Pinta, Santa Maria, Atara Biotherapeutics Cayman Limited, a Cayman Islands corporation and Atara Biotherapeutics Ireland Limited, an Ireland corporation. All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one reporting and one operating segment, which is the business of developing and commercializing therapeutics. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our assets are located in the United States and Cayman Islands.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of December 31, 2016, we had an accumulated deficit of $177.2 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of December 31, 2016 will be sufficient to fund our planned operations into the first quarter of 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial and other accruals, stock-based compensation expense, fair value of investments and income taxes. Actual results could differ materially from those estimates.

Foreign Currency

Transactions and foreign currency-denominated monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the statements of operations and comprehensive loss. We held no foreign currency as of December 31, 2016. As of December 31, 2015, we held British pounds valued at $1.5 million, which were used in operations or sold in 2016.

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

As our entire investment portfolio is considered available for use in current operations, we classify all investments as available-for-sale and as current assets, even though the stated maturity may be more than one year from the current balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity in the consolidated balance sheet.

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

Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the leasehold improvements or the lease term. Maintenance and repairs are charged to operations as incurred.

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

Key assumptions used in the Black-Scholes valuation model used for employee stock awards include:

Expected term – We derived the expected term using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date.

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

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies, the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs, and an allocation of facility and overhead expenses. Research and development costs are expensed as incurred.

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

Other Accrued Liabilities

As of December 31, 2016, other accrued liabilities included $0.6 million of accrued operating expenses and $0.1 million of other accrued liabilities. As of December 31, 2015, other accrued liabilities included $0.4 million of accrued operating expenses and $0.1 million of other accrued liabilities.

Income Taxes

We use the assets and liabilities method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2016 and 2015. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company will prospectively adopt the new standard on January 1, 2017 and does not believe that adoption will have a material effect on the Company’s consolidated financial statements due to the full valuation allowance of its deferred tax assets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which clarifies the timing of recognition of income tax consequences of when an intra-entity transfer of as asset other than inventory to when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the potential effect the new standard will have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the statement of cash flow treatment of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The standard should be applied using a retrospective transition method to each period presented. The Company has not yet determined the potential effect the new standard will have on the Company’s consolidated financial statements.

3.	Net Loss per Common Share

Basic and diluted net loss per common share is presented, giving effect to the Recapitalization on March 31, 2014, including cancellation of existing Atara common stock and a nine-for-one share exchange. Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock and common share equivalents outstanding for the period. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive. Prior to the date of our IPO, we considered all series of our convertible preferred stock to be participating securities as they were entitled to participate in undistributed earnings with shares of common stock. Due to net losses, there is no impact on the net loss per common share calculation in applying the two-class method since the participating securities had no legal requirement to share in any losses.

Potential dilutive securities, which include unvested RSAs, unvested RSUs, vested and unvested options and ESPP share purchase rights have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of December 31,
	2016	2015	2014
Unvested RSAs	—	233,413	666,091
Unvested RSUs	1,286,262	427,605	721,293
Vested and unvested options	3,733,847	3,137,529	313,565
ESPP share purchase rights	7,037	—	—

Additionally, convertible preferred stock that was outstanding prior to our IPO in October 2014 has been excluded from the computation of diluted net loss per common share, as these securities would have been antidilutive during 2014.

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$28,816	$—	$—	$28,816
U.S. Treasury obligations	Level 2	65,403	3	(21)	65,385
Government agency obligations	Level 2	23,860	5	(5)	23,860
Corporate debt obligations	Level 2	113,649	8	(172)	113,485
Commercial paper	Level 2	699	—	—	699
Asset-backed securities	Level 2	13,414	4	(6)	13,412
Total available-for-sale securities		245,841	20	(204)	245,657
Less amounts classified as cash equivalents		(37,944)	—	1	(37,943)
Amounts classified as short-term securities		$207,897	$20	$(203)	$207,714

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2015:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$16,364	$—	$—	$16,364
U.S. Treasury obligations	Level 2	599	—	(1)	598
Government agency obligations	Level 2	36,480	1	(88)	36,393
Corporate debt obligations	Level 2	203,767	8	(339)	203,436
Commercial paper	Level 2	999	—	—	999
Asset-backed securities	Level 2	61,304	2	(102)	61,204
Total available-for-sale securities		319,513	11	(530)	318,994
Less amounts classified as cash equivalents		(22,259)	—	1	(22,258)
Amounts classified as short-term securities		$297,254	$11	$(529)	$296,736

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2016		As of December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$198,022	$197,956	$211,311	$211,059
Maturing in one to five years	47,819	47,701	108,202	107,935
Total available-for-sale securities	$245,841	$245,657	$319,513	$318,994

As of December 31, 2016, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company had no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the years ended December 31, 2016, 2015 and 2014, we did not recognize any other-than-temporary impairment loss.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy.

5.	Property and Equipment

Property and equipment of $1.8 million includes lab equipment, furniture and fixtures, computer equipment and software, which are depreciated over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements of $0.5 million are amortized over the lesser of the life of the leasehold improvements or the lease term. Costs for construction-in-process of $1.0 million related to expenses capitalized for our planned manufacturing facility in Thousand Oaks, California are also included in property and equipment. Depreciation expense was $0.4 million, $48,000 and $6,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the fourth quarter of 2015. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional CTL programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the third quarter of 2016 and paid in October 2016. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods and resulted in research and development expense of $1.2 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2016 and 2015, there were no outstanding obligations for milestones and royalties to MSK and QIMR Berghofer.

Amgen License Agreements – In September 2012, we entered into license agreements with Amgen, Inc., for several molecular programs, including PINTA745, ATA842 and STM434. In December 2015, we announced the suspension of further development of PINTA745 and, in June 2016, we returned the rights related to this and the ATA842 program to Amgen.

7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6. As the achievement of regulatory and sales milestones and royalties are currently not fixed and determinable, such commitments have not been included in our balance sheets.

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

Operating Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we were required to issue a letter of credit in the amount of $0.2 million to the landlord, which expires in December 2017 and is classified as restricted cash in our balance sheet. We also lease office space in Westlake Village, California that expires in April 2019. In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The term of the lease commences after the end of the construction project when the landlord delivers possession of the property to us. Upon the commencement of the lease, the initial term of the lease is fifteen years. Future minimum payments under our operating leases as of December 31, 2016 were as follows:

Operating Leases
Periods Ending December 31,	(in thousands)
2017	$1,294
2018	980
2019	732
2020	613
2021	259
Thereafter	—
Total operating lease commitments	$3,878
Less income from sublease	(18)
Net minimum operating lease commitments	$3,860

Rent expenses for the years ended December 31, 2016, 2015 and 2014 were $1.2 million, $0.4 million and $0.1 million, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2016 and 2015.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2016 and 2015.

The following shares of common stock were reserved for future issuance as of December 31, 2016:

Total Shares Reserved
2014 Equity Incentive Plan	9,132,638
2014 Employee Stock Purchase Plan	640,823
Total reserved shares of common stock	9,773,461

Restricted Stock Awards

In August 2012, in connection with our formation, our CEO purchased 1,066,154 post-recap, post-split shares of restricted common stock at a nominal per share purchase price. The shares were issued subject to certain vesting conditions, restrictions on transfer and a Company right of repurchase of any unvested share at their original purchase price. The combined grant date intrinsic value for this award was $1.7 million.

In March 2013, an Atara employee purchased 269,230 post-recap, post-split shares of restricted common stock for $0.3 million. The shares were issued under our 2012 Equity Incentive Plan and were subject to certain vesting conditions, restrictions on transfer and a Company right of repurchase of any unvested shares at their original purchase price.

The amounts paid for both RSAs were initially recorded as other long-term liabilities. As the shares vested, we reclassified liabilities to equity. As of December 31, 2016, all of these shares had vested and are reported as common stock shares outstanding in the consolidated financial statements.

There were no grants of RSAs in the years ended December 31, 2016, 2015 and 2014. Stock-based compensation expense related to the RSAs is recorded using the accelerated graded vesting model and was $0.2 million, $0.8 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under the terms of the 2014 EIP, we may grant options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs typically require settlement by the earlier of seven years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest over four years and expire in seven years. As of December 31, 2016, a total of 9,132,638 shares of common stock were reserved for issuance under the 2014 Plan, of which 4,087,124 shares were available for future grant and 5,045,514 were subject to outstanding options and RSUs.

Restricted Stock Units and Awards

The RSUs granted prior to our October 2014 IPO had a time-based service condition and a liquidity-based performance condition, and vest when both conditions are met. Prior to our IPO, we determined that the liquidity-based performance condition was not probable of occurring and recorded no stock-based compensation expense related to these RSUs. Upon the closing of our IPO, we recorded $3.8 million of stock-based compensation expense in our statement of operations and comprehensive loss. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2016, 2015 and 2014 was $17.83, $25.15 and $6.53, respectively. As of December 31, 2016, there was $18.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2016 was $18.6 million.

The following is a summary of RSAs and RSUs activity under our 2014 EIP:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	48,317	$0.40	427,605	$7.86
Granted	—		1,142,697	$17.83
Forfeited	—		(78,859)	$13.56
Vested	(48,317)	$0.40	(205,181)	$6.34
Unvested as of December 31, 2016	—		1,286,262	$16.61
Vested and unreleased			25,405
Outstanding as of December 31, 2016			1,311,667

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During 2016, we settled 204,611 RSUs, of which 199,389 RSUs were net settled by withholding 5,222 shares.  The value of the RSUs withheld was $0.1 million, based on the closing price of our common stock on the settlement date. This amount was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our statements of cash flows.

Stock Options

The following is a summary of option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	3,137,529	$25.81
Granted	975,250	$20.01
Exercised	(18,947)	$13.15
Forfeited or expired	(359,985)	$28.74
Outstanding as of December 31, 2016	3,733,847	$24.14	5.6	$1,369
Vested and expected to vest as of December 31, 2016	3,733,847	$24.14	5.6	$1,369
Exercisable as of December 31, 2016	1,143,977	$24.99	5.0	$719

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2016 and the exercise price of outstanding, in-the-money options. As of December 31, 2016, there was $32.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Options for 18,947 and 23,822 shares of our common stock were exercised during the years ended December 31, 2016 and 2015, with an intrinsic value of $0.2 million and $0.6 million, respectively. No options were exercised during 2014. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of employee and consultant stock options granted during the periods indicated:

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
	Employees	Consultants	Employees	Consultants	Employees	Consultants
Assumptions:
Expected term (years)	4.5	7.0	4.5	7.0	4.5	7.0
Expected volatility	69.0%	66.1%	72.4%	71.5%	65.7%	65.8%
Risk-free interest rate	1.3%	1.7%	1.6%	2.0%	1.6%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$11.02	$11.57	$16.63	$27.82	$7.29	$8.61
Options granted	966,250	9,000	2,601,174	9,000	590,015	35,844
Total estimated grant date fair value	$10,648,000	$104,000	$43,258,000	$250,000	$4,301,000	$309,000

The estimated fair value of stock options that vested in the years ended December 31, 2016, 2015 and 2014 was $14.0 million, $2.9 million and $0.1 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. On June 1, 2016, the first offering under the 2014 ESPP commenced, and the Company recorded $0.4 million of expense in the year ended December 31, 2016. A total of 22,844 shares were purchased at the end of the first purchase period on November 30, 2016.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2016, there were 640,823 shares available for purchase under the 2014 ESPP.

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$7,612	$4,822	$3,258
General and administrative	9,172	5,429	6,843
Total stock-based compensation expense	$16,784	$10,251	$10,101

9.	Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(48,795)	$(57,230)	$(28,031)
Foreign	(30,244)	—	—
Total loss before provision for income taxes	$(79,039)	$(57,230)	$(28,031)

The components of income tax provision (benefit) were as follows in each period presented:

	Year Ended December 31,
	2016	2015	2014
Current provision (benefit) for income taxes:	(in thousands)
Federal	$—	$(1)	$(36)
State	10	(8)	11
Total current provision (benefit) for income taxes	$10	$(9)	$(25)

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
Non-deductible stock compensation	(1.3%)	(0.6%)	(7.3%)
Foreign income tax at different rate	(13.0%)	—	—
Other	(0.9%)	—	0.1%
Valuation allowance	(18.8%)	(33.4%)	(26.7%)
Effective tax rate	0.0%	0.0%	0.1%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows as of the dates indicated:

	As of December 31,
	2016	2015
Deferred tax assets:	(in thousands)
Net operating losses	$36,911	$24,219
License fees	5,800	5,122
Stock-based compensation	9,600	4,999
Legal fees	1,933	1,436
Other	1,643	1,249
Total deferred tax assets	55,887	37,025
Valuation allowance	(55,887)	(37,025)
Net deferred tax assets	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2016 and 2015. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $18.9 million, $23.3 million and $9.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, we had federal and state net operating loss carryforwards for tax return purposes of $100.0 million and $130.1 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2032 in various amounts if not utilized. Included in each of these amounts are unrealized federal and state net operating loss deductions resulting from stock option exercises of $10.5 million and $10.5 million, respectively. The benefit of these unrealized stock option-related deductions has not been included in the deferred tax assets table above and will be recognized as a credit to additional paid-in capital when realized.

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

We have completed a Section 382 study of transactions in our stock through December 31, 2016. The study concluded that we have experienced at least one ownership change since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. Further, other provisions of the Code may limit our ability to utilize federal net operating losses incurred before our Recapitalization to offset income or gain realized after the Recapitalization unless such income or gain is realized by the same entity that originally incurred such losses. However, it is not expected that these limitations will result in the expiration of tax attribute carryforwards prior to utilization.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)
Balance as of December 31, 2013	$—
Gross increases for tax positions related to current year	1,014
Gross increases for tax positions related to prior years	629
Balance as of December 31, 2014	1,643
Gross increases for tax positions related to current year	2,671
Balance as of December 31, 2015	4,314
Gross increases for tax positions related to current year	4,971
Balance as of December 31, 2016	$9,285

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. Of the $9.3 million total unrecognized tax benefits as of December 31, 2016, $0.1 million, if recognized, would affect the Company’s effective tax rate.

During July 2016, the Company licensed certain intellectual property rights to a wholly-owned subsidiary outside the United States. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations and comprehensive loss, the transaction generated a taxable gain in the United States. However, as this gain is offset by current and existing tax losses, there was no cash tax impact from the transaction in the periods presented. As a result of the transaction, there was an increase of $0.6 million in unrecognized tax benefits during the year ended December 31, 2016. The remaining $4.4 million increase in unrecognized tax benefits related to increasing federal and state research and development tax credit carryforwards. The Company expects to record an uncertain tax benefit of $1.1 million during the next 12 months related to the licensed intellectual property rights. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision.  The amount of accrued interest and penalties as of December 31, 2016 and for the years ended December 31, 2016, 2015 and 2014 was immaterial.

Our significant jurisdictions are the U.S. federal and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of December 31, 2016, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2016, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 9th day of March, 2017.

Atara Biotherapeutics, Inc.

By:	/s/ Isaac E. Ciechanover
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

Signature	Title	Date

/s/ Isaac E. Ciechanover
Isaac E. Ciechanover, M.D.	President and Chief Executive Officer (principal executive officer)	March 9, 2017

/s/ John F. McGrath, Jr.
John F. McGrath, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 9, 2017

/s/ Eric Dobmeier
Eric Dobmeier	Director	March 9, 2017

/s/ Matthew K. Fust
Matthew K. Fust	Director	March 9, 2017

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	March 9, 2017

/s/ William Heiden
William Heiden	Director	March 9, 2017

/s/ Joel S. Marcus
Joel S. Marcus	Director	March 9, 2017

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	March 9, 2017

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	333-196936	4.1	07/10/2014

4.2	Investors’ Rights Agreement, by and among Atara Biotherapeutics, Inc. and the stockholders named therein, dated March 31, 2014	S-1	333-196936	4.2	06/20/2014

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36548	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.3	06/20/2014

10.4*	Nina Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.4	06/20/2014

10.5*	Pinta Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.5	06/20/2014

10.6*	Santa Maria Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.6	06/20/2014

10.7*	Form of Stock Unit Agreement under the Nina Biotherapeutics, Inc. 2012 Equity Incentive Plan, Pinta Biotherapeutics, Inc. 2012 Equity Incentive Plan and Santa Maria Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.7	06/20/2014

10.8*	2014 Employee Stock Purchase Plan	S-1/A	333-196936	10.8	07/10/2014

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	333-196936	10.9	06/20/2014

10.10*	Amended and Restated Executive Employment Agreement by and between Atara Biotherapeutics, Inc. and Isaac E. Ciechanover, dated October 12, 2015	8-K	001-36548	10.1	10/16/2015

10.11*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and John F. McGrath, Jr., dated October 12, 2015	8-K	001-36548	10.2	10/16/2015

10.12*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Christopher M. Haqq, dated October 12, 2015	8-K	001-36548	10.3	10/16/2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Mitchall Clark, dated October 12, 2015	8-K	001-36548	10.4	10/16/2015

10.14*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Heather D. Turner, dated October 12, 2015	10-Q	001-36548	10.1	05/06/2016

10.15†	Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of September 19, 2014	10-Q	001-36548	10.29	05/11/2015

10.16†	Amendment Number One to the Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	10-Q	001-36548	10.32	08/07/2015

10.17†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.18	Office Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated January 7, 2015	10-Q	001-36548	10.33	11/06/2015

10.19	First Amendment to Lease, by and between BPG Rock Westlake, LLC and Atara Biotherapeutics, Inc., dated as of September 9, 2015	10-Q	001-36548	10.34	11/06/2015

10.20	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	001-36548	10.29	3/04/2016

10.21*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Gad Soffer, dated October 12, 2015					X
21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation LinkbaseDocument.					X

†	Confidential treatment has been granted for a portion of this exhibit.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.