Form 10-Q
period 2017-03-31
Atara Biotherapeutics, Inc.
filed 2017-05-04
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2017 was 29,109,123 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$62,430	$47,968
Short-term investments	168,216	207,714
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	4,478	4,677
Total current assets	235,318	260,553
Property and equipment, net	4,400	3,259
Restricted cash - long-term	1,200	-
Other assets	820	102
Total assets	$241,738	$263,914

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,204	$2,778
Accrued compensation	2,609	3,745
Accrued research and development expenses	2,106	2,408
Other accrued liabilities	886	744
Total current liabilities	7,805	9,675
Long-term liabilities	799	503
Total liabilities	8,604	10,178

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2017 and December 31, 2016; 29,109 and 28,933 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	436,096	431,075
Accumulated other comprehensive loss	(152)	(183)
Accumulated deficit	(202,813)	(177,159)
Total stockholders’ equity	233,134	253,736
Total liabilities and stockholders’ equity	$241,738	$263,914

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$17,541	$11,247
General and administrative	8,620	5,814
Total operating expenses	26,161	17,061
Loss from operations	(26,161)	(17,061)
Interest and other income, net	509	503
Loss before provision for income taxes	(25,652)	(16,558)
Less: Provision for income taxes	2	3
Net loss	$(25,654)	$(16,561)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	31	569
Comprehensive loss	$(25,623)	$(15,992)
Net loss per common share:
Basic and diluted net loss per common share	$(0.88)	$(0.58)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	29,056	28,542

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net loss	$(25,654)	$(16,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,347	4,724
Amortization of investment premiums and discounts	301	1,286
Depreciation expense	206	15
Loss on foreign exchange	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	199	(1,304)
Other assets	(718)	18
Accounts payable	(466)	451
Accrued compensation	(1,136)	(1,287)
Accrued research and development expenses	(302)	(682)
Other accrued liabilities	179	669
Long-term liabilities	10	138
Net cash used in operating activities	(22,034)	(12,491)
Investing activities
Purchases of short-term investments	(51,988)	(130,963)
Maturities of short-term investments	63,760	66,849
Sales of short-term investments	27,456	75,866
Purchases of property and equipment	(1,206)	(891)
Restricted cash	(1,200)	—
Net cash provided by investing activities	36,822	10,861
Financing activities
Taxes paid related to net share settlement of restricted stock units	(326)	(32)
Proceeds from employee stock awards	—	14
Net cash used in financing activities	(326)	(18)
Effect of exchange rates on cash	—	(42)
Increase (decrease) in cash and cash equivalents	14,462	(1,690)
Cash and cash equivalents at beginning of period	47,968	23,746
Cash and cash equivalents at end of period	$62,430	$22,056
Non-cash investing and financing activities
Issuance of common stock upon vesting of stock awards	$—	$20
Change in long-term liabilities related to non-vested stock awards	$—	$(20)
Capitalized lease obligations	$286	$—
Property and equipment purchases included in liabilities	$207	$—
Supplemental cash flow disclosure
Cash paid for taxes	$2	$3

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a clinical-stage biopharmaceutical company focused on developing meaningful therapies for patients with severe and life-threatening diseases that have been underserved by scientific innovation. We are focused on developing allogeneic or third-party derived antigen-specific T-cells. T-cells are a type of white blood cell. Cytotoxic T-cells, otherwise known as cytotoxic T lymphocytes, or CTLs, which can mount an immune response against an antigen or antigens in order to combat viral infection or disease.

Our cellular therapy platform is designed to provide a healthy immune capability to a patient whose immune system is compromised or is unable to identify the disease targets. We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute (“QIMR Berghofer”) in October 2015 and September 2016. See Note 6 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of March 31, 2017 we had an accumulated deficit of $202.8 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial and other accruals, stock-based compensation expense, construction costs and income taxes. Actual results could differ materially from those estimates.

Leases

We lease office space in multiple locations. In addition, we are constructing a manufacturing facility in Thousand Oaks, California under a non-cancelable lease agreement. The leases are reviewed for classification as operating or capital leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, we record the leased asset with a corresponding liability for principal and interest. Payments are recorded as reductions to these liabilities with interest being charged to interest expense in our statements of operations and comprehensive loss.

We analyzed the nature of the renovations and our involvement during the construction period of a newly-leased manufacturing facility and determined that we are the deemed “owner” of the construction project during the construction period. As a result, we are required to capitalize the fair value of the building as well as the construction costs incurred on our condensed consolidated balance sheet along with a corresponding financing liability for landlord paid construction costs (i.e. “build-to-suit” accounting). Upon occupancy for build-to-suit leases, we are also required to assess whether the circumstances qualify for sale recognition under “sale-leaseback” accounting guidance.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which is intended to increase the transparency and comparability in the reporting of leasing arrangements by generally requiring leased assets and liabilities to be recorded on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the method of adoption and the potential effect the new standard will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016, with early adoption permitted. The Company prospectively adopted the new standard on January 1, 2017 and that adoption did not have a material effect on the Company’s consolidated financial statements due to the full valuation allowance of its deferred tax assets.

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

Potential dilutive securities, which include unvested restricted stock awards (“RSAs”), unvested restricted stock units (“RSUs”), vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”) have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of March 31,
	2017	2016
Unvested RSAs	—	161,779
Unvested RSUs	1,818,315	1,007,542
Vested and unvested options	3,775,661	3,430,482
ESPP share purchase rights	27,765	—
Total	5,621,741	4,599,803

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$46,617	$—	$—	$46,617
U.S. Treasury obligations	Level 2	54,363	1	(37)	54,327
Government agency obligations	Level 2	12,343	2	(4)	12,341
Corporate debt obligations	Level 2	104,168	9	(106)	104,071
Commercial paper	Level 2	798	—	—	798
Asset-backed securities	Level 2	12,390	—	(17)	12,373
Total available-for-sale securities		230,679	12	(164)	230,527
Less amounts classified as cash equivalents		(62,315)	—	4	(62,311)
Amounts classified as short-term securities		$168,364	$12	$(160)	$168,216

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$28,816	$—	$—	$28,816
U.S. Treasury obligations	Level 2	65,403	3	(21)	65,385
Government agency obligations	Level 2	23,860	5	(5)	23,860
Corporate debt obligations	Level 2	113,649	8	(172)	113,485
Commercial paper	Level 2	699	—	—	699
Asset-backed securities	Level 2	13,414	4	(6)	13,412
Total available-for-sale securities		245,841	20	(204)	245,657
Less amounts classified as cash equivalents		(37,944)	—	1	(37,943)
Amounts classified as short-term securities		$207,897	$20	$(203)	$207,714

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$194,903	$194,823	$198,022	$197,956
Maturing in one to five years	35,776	35,704	47,819	47,701
Total available-for-sale securities	$230,679	$230,527	$245,841	$245,657

As of March 31, 2017, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three months ended March 31, 2017 and 2016, we did not recognize any other-than-temporary impairment loss.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2017 and December 31, 2016, restricted cash was $1.4 million and $0.2 million, respectively.

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2017	2016
	(in thousands)
Construction in progress	$2,192	$970
Lab equipment	1,631	1,506
Leasehold improvements	580	580
Furniture and fixtures	526	526
Computer equipment and software	66	66
	4,995	3,648
Less accumulated depreciation and amortization	(595)	(389)
Property and equipment, net	$4,400	$3,259

Property and equipment includes lab equipment, furniture and fixtures, computer equipment and software, which are depreciated over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the life of the leasehold improvements or the lease term. Costs for construction in progress relate to expenses capitalized for our planned manufacturing facility in Thousand Oaks, California. Depreciation and amortization expense was $0.2 million and $15,000 for the three months ended March 31, 2017 and 2016, respectively.

6.	License and Collaboration Agreements

MSK Agreements – In September 2014, we entered into an exclusive option agreement with MSK under which we had the right to acquire the exclusive worldwide license rights to three clinical stage T-cell therapies from MSK. In exchange for the option, we paid $1.25 million in cash and issued 59,761 shares of our common stock to MSK. At the time of issuance, we estimated the fair value of the stock issued to MSK to be $0.75 million. The total of $2.0 million was recorded as research and development expense in our statements of operations and comprehensive loss. In June 2015, we exercised an option to enter into an exclusive license agreement with MSK for three clinical stage T-cell therapies. In connection with the execution of the license agreement, we paid $4.5 million in cash to MSK, which was recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss.

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

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods and recorded in research and development expense in our condensed consolidated statements of operations and comprehensive loss. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Amgen License Agreements – In September 2012, we entered into license agreements with Amgen, Inc., for several molecular programs, including PINTA745, ATA842 and STM434. In December 2015, we announced the suspension of further development of PINTA745 and, in June 2016, we returned the rights related to this and the ATA842 program to Amgen.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2017 and December 31, 2016, there were no outstanding obligations for milestones and royalties.

7.	Commitments and Contingencies

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

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of March 31, 2017 and December 31, 2016, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Operating Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we were required to issue a letter of credit in the amount of $0.2 million to the landlord, which expires in December 2017 and is classified as restricted cash in our condensed consolidated balance sheet. We also lease office space in Westlake Village, California that expires in April 2019.

Rent expense for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.3 million, respectively.

Financing Obligation—Build-to-Suit Lease

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commences after the end of the construction project when the landlord delivers possession of the property to us. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our condensed consolidated balance sheet.

Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we were deemed the owner of the building (for accounting purposes only) during the construction period in accordance with U.S. GAAP.  Under this build-to-suit lease arrangement, we recognize construction in progress based on all construction costs incurred by both us and the landlord. We also recognize a financing obligation equal to all costs funded by the landlord.

As the accounting owner of these buildings during the construction period, we have recorded approximately $2.2 million as construction in progress through March 31, 2017, representing the costs of the building and improvements incurred and a corresponding long-term financing obligation of $0.3 million. We have also recorded a long-term prepaid asset of $0.8 million for costs of construction paid to our landlord.  In addition, we recorded ground lease expense of $37,000 for the three months ended March 31, 2017 in our condensed consolidated statement of operations and comprehensive loss.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2017 and December 31, 2016.

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

8.	Stockholders’ Equity

The following shares of common stock were reserved for future issuance as of March 31, 2017:

Total Shares Reserved
2014 Equity Incentive Plan	10,403,584
2014 Employee Stock Purchase Plan	871,592
Total reserved shares of common stock	11,275,176

Equity Incentive Plan

Under the terms of the 2014 Equity Incentive Plan, (“2014 EIP”), we may grant options, RSAs and RSUs to employees, directors, consultants and other service providers. As of March 31, 2017, a total of 10,403,584 shares of common stock were reserved for issuance under the 2014 Plan, of which 4,784,205 shares were available for future grant and 5,619,379 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The RSUs granted prior to our October 2014 IPO had a time-based service condition and a liquidity-based performance condition, and vest when both conditions are met. The liquidity-based performance condition was satisfied upon the closing of our IPO. The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2017 and 2016 was $15.09 and $15.78, respectively. As of March 31, 2017, there was $27.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 3.2 years. The aggregate intrinsic value of the RSUs outstanding as of March 31, 2017 was $37.9 million.

The following is a summary of RSU activity under our 2014 EIP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	1,286,262	$16.61
Granted	744,913	$15.09
Forfeited	(16,905)	$15.49
Vested	(195,955)	$13.34
Unvested as of March 31, 2017	1,818,315	$16.35
Vested and unreleased	25,403
Outstanding as of March 31, 2017	1,843,718

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the three months ended March 31, 2017, we settled 195,957 RSUs, of which 175,723 RSUs were net settled by withholding 20,234 shares.  The value of the RSUs withheld was $0.3 million, based on the closing price of our common stock on the settlement date. During the three months ended March 31, 2016, we settled 52,933 RSUs, of which 50,912 RSUs were net settled by withholding 2,021 shares.  The value of the RSUs withheld was $32,000, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,733,847	$24.14
Granted	155,100	$14.89
Exercised	—	$—
Forfeited or expired	(113,286)	$30.79
Outstanding as of March 31, 2017	3,775,661	$23.56	5.5	$6,519
Vested and expected to vest as of March 31, 2017	3,775,661	$23.56	5.5	$6,519
Exercisable as of March 31, 2017	1,392,218	$24.24	5.0	$2,821

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2017 and the exercise price of outstanding, in-the-money options. As of March 31, 2017, there was $29.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years.

No options were exercised during the three months ended March 31, 2017.  Options for 1,244 shares of our common stock were exercised during the three months ended March 31, 2016, with an intrinsic value of $10,000. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Assumptions:
Expected term (years)	4.4	4.5
Expected volatility	69.2%	68.8%
Risk-free interest rate	1.9%	1.5%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$8.21	$11.42
Options granted	155,100	325,900
Total estimated grant date fair value	$1,273,000	$3,722,000

There were no options granted to consultants in the three months ended March 31, 2017 and 2016.

The estimated fair value of stock options that vested in the three months ended March 31, 2017 and 2016 was $4.2 million and $2.7 million, respectively.

Employee Stock Purchase Plan

As of March 31, 2017, there were 871,592 shares available for purchase under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company recorded $0.1 million and no expense related to the 2014 ESPP in the three months ended March 31, 2017 and 2016, respectively. No shares were purchased during the three months ended March 31, 2017 and 2016, respectively.

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Research and development	$2,141	$2,246
General and administrative	3,206	2,478
Total stock-based compensation expense	$5,347	$4,724

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our cellular therapy platform is designed to provide a healthy immune capability to a patient whose immune system is compromised or is unable to identify the disease targets. Our product candidates are derived from cells donated by healthy individuals. These cells are trained to recognize an antigen, expanded, characterized, banked and held as inventory. These cells are ready to infuse in a partially human leukocyte antigen, or HLA, matched patient in approximately 3-5 days. Once administered, the cells home to their target, expand in-vivo to eliminate diseased cells, and eventually recede. This versatile platform can be directed towards a broad array of disease causing targets and has demonstrated clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases. We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in October 2015, and September 2016. In connection with the license from QIMR Berghofer, we also received an option to exclusively license the autologous, or patient-derived, version of product candidates intended for the potential treatment of Epstein-Barr virus, or EBV, related diseases, including ATA188.

Our relationship with QIMR Berghofer provides rights to know-how and a technology that is complementary to that which we licensed from MSK. This know-how and technology is enabling the development of EBV, and other virally targeted CTLs for other indications such as multiple sclerosis, or MS. We are working with QIMR Berghofer on the development of product candidates for these new indications.

ATA129 for EBV-PTLD after HCT or SOT

Our most advanced T-cell product candidate, ATA129 (previously referred to as EBV-CTL) is currently being investigated for the treatment of EBV associated post-transplant lymphoproliferative disorder, or EBV-PTLD. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after hematopoietic cell transplant, or HCT, or after solid organ transplant, or SOT. In December 2016, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on the designs of two Phase 3 trials for ATA129 intended to support approval in two separate indications: the treatment of rituximab-refractory EBV-PTLD, after HCT and after SOT.

The MATCH trial (EBV-PTLD after HCT) is designed to be a multicenter, open label, single arm trial designed to enroll approximately 35 patents with rituximab-refractory EBV-PTLD after HCT. The ALLELE trial (EBV-PTLD after SOT) is designed to be a multicenter, open label trial with two non-comparative cohorts. Each cohort is designed to enroll approximately 35 patients. The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy. Both cohorts are planned to enroll concurrently.

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

We are continuing to determine the comparability of ATA129 produced by our contract manufacturing organization, or CMO.  We generated and evaluated data from new material manufactured by our CMO and initiated discussions with the FDA. We have been successful in producing ATA129 drug product and identified certain assays that need refinement prior to initiating the Phase 3 trials. We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA and European Medicines Agency, or EMA. We expect to initiate the Phase 3 trials in the second half of this year.

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

We are also pursuing marketing approval of ATA129 in the European Union, or EU. In March 2016, the EMA issued a positive opinion for orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD. In October 2016, the EMA Committee for Medicinal Products for Human Use, or CHMP, and Committee for Advanced Therapies, or CAT, granted access to the EMA’s newly established Priority Medicines, or PRIME, regulatory initiative for ATA129 for the treatment of patients with rituximab-refractory EBV-PTLD following HCT. PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need. In January 2017, we announced that pursuant to parallel scientific advice from the EMA’s Scientific Advice Working Group and several national Health Technology Assessment, or HTA, agencies in the EU, in 2018 we plan to submit an application for Conditional Marketing Authorization, or CMA, of ATA129 in the treatment of patients with rituximab-refractory EBV-PTLD following HCT. The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and supported by available data from our Phase 3 trials in rituximab-refractory EBV-PTLD after HCT and SOT, which will be ongoing at the time of filing.

ATA129 for Nasopharyngeal Carcinoma

In April 2017, we entered into an agreement where Merck (known as Merck Sharp & Dohme or MSD outside the United States and Canada) provides drug supply for a trial sponsored and conducted by Atara to evaluate ATA129 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum resistant or recurrent EBV-associated nasopharyngeal carcinoma. The Phase 1/2 trial will evaluate the safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy of the combination and is planned for initiation in 2018.

Other T-Cell Programs

ATA188 for Multiple Sclerosis

Our second T-cell product candidate, ATA188 is in development for the treatment of multiple sclerosis, or MS. Allogeneic ATA188 is a third party derived EBV-CTL that selectively targets specific antigens of EBV that we believe are important for the treatment of MS. Studies suggest that EBV positive B-cells and plasma cells in the central nervous system, or CNS, have the potential to catalyze an autoimmune response and MS pathophysiology.  Atara Bio believes that selectively targeting and eliminating EBV positive B-cells and plasma cells has the potential to benefit patients with MS. Based on FDA discussions, we are on track to initiate a Phase 1 trial utilizing allogeneic ATA188 in patients with MS in the second half of 2017.

In addition, QIMR Berghofer, is currently conducting a Phase 1 trial utilizing the autologous version of ATA188, or autologous ATA188, for the treatment of patients with either primary or secondary MS. We have an exclusive option to license this program from QIMR Berghofer. The Phase I trial is designed to enroll ten patients, including five with primary progressive MS, or PPMS, and five with secondary progressive MS, or SPMS. In this trial, patients receive four escalating doses of autologous ATA188 over six weeks and are followed for an additional twenty weeks after the last dose.  The objectives of the trial are first, to assess the safety and tolerability of autologous ATA188 in patients with progressive MS; second, to document preliminary evidence of efficacy through the evaluation of both clinically measured and patient reported changes in MS symptoms during and following treatment; and third, to generate autologous ATA188 at clinical scale from the blood of patients with progressive MS. Our collaborating investigators at QIMR Berghofer and the University of Queensland reported interim results from this trial at the 69th AAN Annual Meeting in Boston, Massachusetts in April 2017.

Dr. Michael Pender, M.D., an honorary senior principal research fellow at QIMR Berghofer, and his colleagues reported the following interim clinical results from the trial:

•	Six patients were treated to date – four with SPMS, two with PPMS.
•	Three of six patients, including two with SPMS and one with PPMS, experienced improvements in MS symptoms as measured by patient reported and objective clinical evaluations.
•

All three patients with observed clinical improvement showed demonstrated improvement two to eight weeks after initiation of T-cell therapy, including reductions in fatigue and gains in quality of life, ability to perform activities of daily living, and manual dexterity.

We look forward to additional development with both the autologous and allogeneic versions of ATA188 to further evaluate the potential therapeutic utility of targeting EBV in the treatment of MS.

ATA520 for Hematologic Malignancies

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

ATA230 for CMV Viremia

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

Financial Overview

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

Our net loss was $25.7 million for the three months ended March 31, 2017, and as of March 31, 2017, we had an accumulated deficit of $202.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2017, our cash, cash equivalents and short-term investments totaled $230.6 million, which we intend to use to fund our operations.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies; the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and an allocation of facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	initiating and enrolling patients in ATA129 Phase 3 clinical trials for the treatment of EBV-PTLD after HCT and SOT;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	continuing development of autologous ATA188 and initiation of the Phase 1 trial of allogeneic ATA188 in MS;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including PCL;
•	continuing to develop other product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our planned Phase 3 or other clinical trials;
•	the scope, rate of progress, and expenses of our ongoing as well as any additional clinical trials and other research and development activities;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; and allocated information technology and facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and potential commercialization of one or more of our product candidates.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and development expenses

Research and development expenses consisted of the following costs, by program:

	Three months ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
ATA129 (formerly EBV-CTL)	$3,794	$1,990	$1,804
ATA230 (formerly CMV-CTL)	908	15	893
T-cell manufacturing and other program-related	4,547	3,180	1,367
STM 434 and other molecular programs	103	370	(267)
Employee and overhead costs	8,189	5,692	2,497
Total research and development	$17,541	$11,247	$6,294

ATA129 costs were $3.8 million in the 2017 period as compared to $2.0 million in the 2016 period. The increase was primarily due to manufacturing and outside service costs related to the preparation for the two Phase 3 clinical trials of ATA129 in EBV-PTLD and ongoing costs for our Expanded Access Protocol (“EAP”) clinical trial, which was initiated in mid-2016. We anticipate that ATA129 costs will increase in 2017 due to the initiation of the two Phase 3 clinical trials for this product candidate.

ATA230 costs were $0.9 million in the 2017 period as compared to $15,000 in the 2016 period. The increase was primarily related to manufacturing and outside services costs associated with the anticipated EAP clinical trial for this product candidate.

T-cell manufacturing and other program-related expenses were $4.5 million in the 2017 period as compared to $3.2 million in the 2016 period. The increase was primarily due to increased general manufacturing activity for our product candidate and costs associated with our collaboration with QIMR Berghofer. We anticipate that T-cell manufacturing and other program-related expenses will increase in 2017 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

STM434 and other molecular program costs were $0.1 million in the 2017 period as compared to $0.4 million in the 2016 period. The decrease was primarily due to a de-prioritization of the STM434 program following completion of the dose escalation portion of the Phase 1 clinical trial in 2016. We anticipate that STM434 and other molecular program costs will decrease further in 2017 as we prioritize the development of our T-cell product candidates.

Employee and overhead costs were $8.2 million in the 2017 period as compared to $5.7 million in the 2016 period. The increase was primarily a result of higher payroll and related costs of $1.3 million from increased headcount and an increase in allocated facilities, information technology and overhead expenses of $0.5 million in support of our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended March 31,		Increase
	2017	2016	(Decrease)
	(in thousands)
General and administrative	$8,620	$5,814	$2,806

General and administrative expenses increased to $8.6 million in the 2017 period as compared to $5.8 million in the 2016 period. The increase between the three-month periods was primarily due to a $0.9 million increase in payroll and related costs driven by increased headcount, a $0.7 million increase in stock-based compensation expense driven by new award grants, and to a lesser extent, higher consulting, outside services and legal costs. We expect that general and administrative costs will continue to increase in 2017 as we continue to expand our operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock. In October 2014, we completed our initial public offering and received net proceeds of $56.5 million. In February 2015, we completed a follow-on offering and received net proceeds of $69.5 million and in July 2015, we completed a follow-on offering and received net proceeds of $193.9 million.

We have incurred losses and negative cash flows from operations in each year since inception. As of March 31, 2017, we had an accumulated deficit of $202.8 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  For the remainder of 2017 and early 2018, we expect to spend approximately $50 million of cash to build-out our office, lab and cellular therapy manufacturing space in Thousand Oaks, California. Management expects that existing cash, cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$62,430	$47,968
Short-term investments	168,216	207,714
Total cash, cash equivalents and short-term investments	$230,646	$255,682

Cash Flows

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,034)	$(12,491)
Investing activities	36,822	10,861
Financing activities	(326)	(18)
Effect of exchange rates on cash	-	(42)
Net increase (decrease) in cash and cash equivalents	$14,462	$(1,690)

Operating activities

Net cash used in operating activities was $22.0 million in the 2017 period as compared to $12.5 million in the 2016 period. The increase of $9.5 million was primarily due to an $9.1 million increase in net loss, a $1.0 million decrease in the amortization of investment premiums and discounts, and a $0.2 million decrease in operating assets and liabilities, partially offset by a $0.6 million increase in stock-based compensation and a $0.2 million increase in depreciation expense.

Investing activities

Net cash provided by investing activities in the 2017 period consisted primarily of $63.8 million received from maturities and $27.5 million from sales of available-for-sale securities, partially offset by $52.0 million used to purchase available-for-sale securities,

$1.2 million in purchases of property and equipment and a $1.2 million investment in restricted cash. Net cash provided by investing activities during the 2016 period consisted primarily of $66.8 million received from maturities and $75.9 million from sales of available-for-sale securities, partially offset by $131.0 million used to purchase available-for-sale securities.

Financing activities

Net cash used in financing activities in the 2017 period consisted of $0.3 million of taxes paid related to the net share settlement of restricted stock units as compared to net cash used in the 2016 period of $18,000.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. In order to complete the process of obtaining regulatory approval for our lead product candidate and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidate, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials and preclinical studies for our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Contractual Obligations and Commitments

Future minimum payments under our operating leases as of March 31, 2017 were $3.3 million.

In addition, in February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commences after the end of the construction project when the landlord delivers possession of the property to us. The aggregate contractual obligations during the initial term are $16.4 million.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. We are accounting for this lease under build to suit accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of March 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of March 31, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and related notes, before investing in our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be seriously harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment. We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2017, we reported a net loss of $25.7 million and we had an accumulated deficit of $202.8 million as of March 31, 2017.

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of T-cell product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed from QIMR Berghofer. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreement with MSK and QIMR, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. As of March 31, 2017, we had total cash, cash equivalents and short-term investments of $230.6 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are ATA129, which is moving to Phase 3 clinical trials, ATA230, which is in Phase 2 clinical trials, and ATA520, which is moving into Phase 1/2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ATA129, ATA520, ATA188, ATA230 or any of our other product candidates in any particular jurisdiction. For example, ATA129 has only been evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. The findings may not be reproducible in multi-center trials we conduct. In addition, the Phase 2 clinical trials with ATA129 enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-PTLD after HCT and EBV-PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of ATA129 in the treatment of a single disease state for which we may later seek approval. Moreover, final trial results may not be consistent with interim trial results. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

We intend to manufacture at least a portion of our product candidates ourselves. Delays in building, commissioning and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

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

Developing advanced manufacturing techniques and process controls is required to fully utilize our facility. Advances in manufacturing techniques may render our facility and equipment inadequate or obsolete, without further investment.

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

If our manufacturing facility or the equipment in it is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we may not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales.

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for ATA520 as well as perform the analysis, publication and presentation of data and results related to this program and the ATA129 and ATA230 programs.  Our collaborating investigators at QIMR manage the conduct of the ongoing clinical trials for autologous ATA188. We also rely on studies previously conducted by MSK. We are utilizing a CRO for our EAP trial of ATA129 and intend to utilize a CRO for our planned Phase 3 trials for EBV-PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of our partners or CROs, fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

We do not currently operate our own facilities for the manufacturing of our product candidates.  In the case of ATA129, we currently rely on our CMO and MSK for the production of this product candidate and the acquisition of materials incorporated in or used in the manufacturing or testing of these product candidates. In the case of ATA230, we currently rely on MSK for the production of this product candidate and acquisition of the materials incorporated in or used in the manufacturing or testing. In the case of ATA520, we currently rely on our CMO for the production of this product candidate.  Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with such CMOs or partners, we cannot control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of ATA129, ATA520 and ATA230, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need to develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. We are in the final stages of the transfer of the manufacturing process developed by and housed at MSK for ATA129 to our CMO.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO.  For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We are refining these assays within our laboratories, manufacturing lots to further support comparability evaluations and the Phase 3 trials, and expect to review these data in ongoing discussions with the FDA.

If we are not able to successfully transfer this know-how and produce comparable product candidates our ability to further develop and manufacture our product candidates may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. In February, 2017, we entered into a lease agreement to build our own cellular therapy manufacturing facility in Thousand Oaks, CA.  At this facility, we intend to manufacture our product candidates for clinical or commercial use, if approved.  Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

If patent applications that we hold or in-license with respect to our technology or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. We have filed a number of patent applications covering our product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or exclusively licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our collaborators may develop. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications that have never had a claim with an effective filing date on or after March 16, 2013, an interference proceeding in the United States can be initiated by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications or patents. Similarly, we could become involved in derivation proceedings before the USPTO to determine inventorship with respect to our patent applications. We may become involved in inter partes review or post-grant review proceedings in the USPTO regarding our intellectual property rights. We may also become involved in opposition proceedings in the European Patent Office or counterpart offices in other jurisdictions regarding our intellectual property rights. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent generally occurs 20 years after it is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical trials or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product candidates under patent protection, if approved, could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products. Any loss of patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates, which could harm our business and ability to achieve profitability.

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

As of April 30, 2017, we had 113 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through March 31, 2017, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc., dated February 6, 2017.					X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

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
Date: May 4, 2017
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Standard Industrial Lease, by and between Atara Biotherapeutics, Inc. and Thousand Oaks Industrial Portfolio, LLC, dated February 6, 2017.					X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.