Form 10-Q
period 2017-06-30
Atara Biotherapeutics, Inc.
filed 2017-08-07
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2017 was 30,559,425 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$64,237	$47,968
Short-term investments	152,659	207,714
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	5,402	4,677
Total current assets	222,492	260,553
Property and equipment, net	20,287	3,259
Restricted cash - long-term	1,200	—
Other assets	176	102
Total assets	$244,155	$263,914

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,243	$2,778
Accrued compensation	3,262	3,745
Accrued research and development expenses	2,071	2,408
Other accrued liabilities	905	744
Total current liabilities	11,481	9,675
Long-term liabilities	11,530	503
Total liabilities	23,011	10,178

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2017 and December 31, 2016; 29,904 and 28,933 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	451,496	431,075
Accumulated other comprehensive loss	(114)	(183)
Accumulated deficit	(230,241)	(177,159)
Total stockholders’ equity	221,144	253,736
Total liabilities and stockholders’ equity	$244,155	$263,914

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$18,296	$12,991	$35,837	$24,238
General and administrative	9,613	6,494	18,233	12,308
Total operating expenses	27,909	19,485	54,070	36,546
Loss from operations	(27,909)	(19,485)	(54,070)	(36,546)
Interest and other income, net	481	605	990	1,108
Loss before provision for income taxes	(27,428)	(18,880)	(53,080)	(35,438)
Less: Provision for income taxes	—	—	2	3
Net loss	$(27,428)	$(18,880)	$(53,082)	$(35,441)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	38	142	69	711
Comprehensive loss	$(27,390)	$(18,738)	$(53,013)	$(34,730)
Net loss per common share:
Basic and diluted net loss per common share	$(0.94)	$(0.66)	$(1.82)	$(1.24)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	29,247	28,665	29,152	28,603

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
Operating activities
Net loss	$(53,082)	$(35,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,003	9,860
Amortization of investment premiums and discounts	459	2,294
Depreciation expense	428	79
Loss on foreign exchange	—	4
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(725)	(816)
Other assets	(74)	7
Accounts payable	253	1,790
Accrued compensation	(483)	(489)
Accrued research and development expenses	(337)	(1,313)
Other accrued liabilities	160	235
Long-term liabilities	63	511
Net cash used in operating activities	(42,335)	(23,279)
Investing activities
Purchases of short-term investments	(112,395)	(186,006)
Maturities of short-term investments	115,349	118,320
Sales of short-term investments	51,711	95,242
Purchases of property and equipment	(4,341)	(1,639)
Restricted cash	(1,200)	—
Net cash provided by investing activities	49,124	25,917
Financing activities
Proceeds from issuance of common stock from "at-the-market" facility, net	9,326	—
Taxes paid related to net share settlement of restricted stock units	(341)	(53)
Proceeds from employee stock awards	495	29
Net cash provided by (used in) financing activities	9,480	(24)
Effect of exchange rates on cash	—	(4)
Increase in cash and cash equivalents	16,269	2,610
Cash and cash equivalents at beginning of period	47,968	23,746
Cash and cash equivalents at end of period	$64,237	$26,356
Non-cash investing and financing activities
Issuance of common stock upon vesting of stock awards	$—	$40
Change in long-term liabilities related to non-vested stock awards	$—	$(40)
Capitalized lease obligations	$10,870	$—
Property and equipment purchases included in liabilities	$2,502	$503
Interest capitalized during construction period for build-to-suit lease transaction	$95	$—
Supplemental cash flow disclosure
Cash paid for taxes	$—	$3

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a cell therapy company developing novel treatments for patients with cancer and multiple sclerosis (MS).  The Company’s “off-the-shelf”, or allogeneic, T-cells are engineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment.  Atara’s T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells.

We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute (“QIMR Berghofer”) in October 2015 and September 2016. See Note 6 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of June 30, 2017, we had an accumulated deficit of $230.2 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

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

We analyzed the nature of the renovations and our involvement during the construction period of our manufacturing facility and determined that we are the deemed “owner” of the construction project during the construction period. As a result, we are required to capitalize the fair value of the building as well as the construction costs incurred on our condensed consolidated balance sheet along with a corresponding financing liability for landlord-paid construction costs (i.e. “build-to-suit” accounting). Upon occupancy for build-to-suit leases, we are also required to assess whether the circumstances qualify for sale recognition under “sale-leaseback” accounting guidance.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which is intended to increase the transparency and comparability in the reporting of leasing arrangements by generally requiring leased assets and liabilities to be recorded on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We have not yet determined the method of adoption and the potential effect the new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. We prospectively adopted the new standard on January 1, 2017 and that adoption did not have a material effect on our consolidated financial statements due to the full valuation allowance of our deferred tax assets.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We have not yet determined the method of adoption and the potential effect the new standard will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the statement of cash flow treatment of restricted cash or restricted cash equivalents. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The standard should be applied using a retrospective transition method to each period presented. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of June 30,
	2017	2016
Unvested RSAs	—	90,144
Unvested RSUs	1,801,397	922,569
Vested and unvested options	4,482,620	3,424,099
ESPP share purchase rights	11,562	4,048
Total	6,295,579	4,440,860

4.	Financial Instruments

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

We review the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels of certain securities within the fair value hierarchy. We recognize transfers into and out of levels within the fair value hierarchy in the period in which the actual event or change in circumstances that caused the transfer occurs. There have been no transfers between Level 1, Level 2 and Level 3 in any periods presented.

Financial assets and liabilities are considered Level 2 when their fair values are determined using inputs that are observable in the market or can be derived principally from or corroborated by observable market data such as pricing for similar securities, recently executed transactions, cash flow models with yield curves, and benchmark securities. In addition, Level 2 financial instruments are valued using comparisons to like-kind financial instruments and models that use readily observable market data as their basis. U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities are valued primarily using market prices of comparable securities, bid/ask quotes, interest rate yields and prepayment spreads and are included in Level 2.

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$57,768	$—	$—	$57,768
U.S. Treasury obligations	Level 2	62,309	1	(27)	62,283
Government agency obligations	Level 2	6,066	1	(3)	6,064
Corporate debt obligations	Level 2	73,459	8	(81)	73,386
Commercial paper	Level 2	1,598	—	—	1,598
Asset-backed securities	Level 2	10,139	—	(13)	10,126
Total available-for-sale securities		211,339	10	(124)	211,225
Less amounts classified as cash equivalents		(58,566)	-	-	(58,566)
Amounts classified as short-term investments		$152,773	$10	$(124)	$152,659

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$28,816	$—	$—	$28,816
U.S. Treasury obligations	Level 2	65,403	3	(21)	65,385
Government agency obligations	Level 2	23,860	5	(5)	23,860
Corporate debt obligations	Level 2	113,649	8	(172)	113,485
Commercial paper	Level 2	699	—	—	699
Asset-backed securities	Level 2	13,414	4	(6)	13,412
Total available-for-sale securities		245,841	20	(204)	245,657
Less amounts classified as cash equivalents		(37,944)	—	1	(37,943)
Amounts classified as short-term investments		$207,897	$20	$(203)	$207,714

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$182,866	$182,791	$198,022	$197,956
Maturing in one to five years	28,473	28,434	47,819	47,701
Total available-for-sale securities	$211,339	$211,225	$245,841	$245,657

As of June 30, 2017, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and six months ended June 30, 2017 and 2016, we did not recognize any other-than-temporary impairment loss.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2017 and December 31, 2016, restricted cash totaled $1.4 million and $0.2 million, respectively.

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2017	2016
	(in thousands)
Construction in progress	$17,807	$970
Lab equipment	2,071	1,506
Leasehold improvements	624	580
Furniture and fixtures	536	526
Computer equipment and software	66	66
	21,104	3,648
Less accumulated depreciation and amortization	(817)	(389)
Property and equipment, net	$20,287	$3,259

Property and equipment includes lab equipment, furniture and fixtures, computer equipment and software, which are depreciated over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvements or the lease term. Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California. Depreciation and amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

Amgen License Agreements – In September 2012, we entered into license agreements with Amgen, Inc., for several molecular programs, including PINTA745, ATA842 and STM434. In December 2015, we announced the suspension of further development of PINTA745, and in June 2016, we returned the rights related to this and the ATA842 program to Amgen.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2017 and December 31, 2016, there were no outstanding obligations for milestones and royalties.

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

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of June 30, 2017 and December 31, 2016, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Operating Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we were required to issue a letter of credit in the amount of $0.2 million to the landlord, which expires in December 2017 and is classified as restricted cash in our condensed consolidated balance sheet. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019.

Rent expense was $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively and $0.6 million and $0.6 million, for the six months ended June 30, 2017 and 2016, respectively.

Financing Obligation—Build-to-Suit Lease

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commences upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our condensed consolidated balance sheet.

Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we have been deemed the owner of the building (for accounting purposes only) during the construction period in accordance with U.S. GAAP.  Under this build-to-suit lease arrangement, we recognize construction in progress based on all construction costs incurred by both us and the landlord. We also recognize a financing obligation equal to all costs funded by the landlord.

As of June 30, 2017, we have recorded $10.9 million of construction in progress relating to landlord’s costs of the building incurred through that date, and have recognized a corresponding long-term financing obligation for the same amount. In addition, we have recorded $5.9 million of construction in progress for construction costs incurred by us and $0.1 million of capitalized interest during the construction period through June 30, 2017. Further, we recorded ground lease expense of $80,600 and $117,300 for the three and six months ended June 30, 2017 respectively, in our condensed consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2017 and December 31, 2016.

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

Equity Offering

In March 2017, we entered into a sales agreement (the “ATM facility”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, in our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM facility. The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the three and six-months ended June 30, 2017, we sold an aggregate of 693,989 shares of common stock under the ATM facility, at an average price of approximately $14.13 per share, for gross proceeds of $9.8 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses. As of June 30, 2017, $65.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement. Additionally, in the third quarter through August 7, 2017, we sold an aggregate of 655,876 shares of common stock under the ATM facility, at an average price of approximately $15.55 per share for gross proceeds of $10.2 million and net proceeds of $9.9 million, after deducting commissions. As of August 7, 2017, we have sold an aggregate of 1,349,865 shares of common stock for gross proceeds of $20.0 million under this facility.

Equity Incentive Plan

Under the terms of the 2014 Equity Incentive Plan (“2014 EIP”), we may grant options, RSAs and RSUs to employees, directors, consultants and other service providers. As of June 30, 2017, a total of 10,347,109 shares of common stock were reserved for issuance under the 2014 Plan, of which 4,175,221 shares were available for future grant and 6,171,888 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	1,286,262	$16.61
Granted	782,413	$15.07
Forfeited	(21,413)	$15.45
Vested	(245,865)	$12.60
Unvested as of June 30, 2017	1,801,397	$16.50
Vested and unreleased	17,871
Outstanding as of June 30, 2017	1,819,268

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted was $15.07 and $15.78 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $25.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 3.0 years. The aggregate intrinsic value of the RSUs outstanding as of June 30, 2017 was $25.5 million.

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the six months ended June 30, 2017, we settled 253,399 RSUs, of which 49,691 RSUs were net settled by withholding 21,201 shares.  The value of the RSUs withheld was $0.3 million, based on the closing price of our common stock on the settlement date. During the six months ended June 30, 2016, we settled 104,653 RSUs, of which 8,222 RSUs were net settled by withholding 3,298 shares.  The value of the RSUs withheld was $53,000, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,733,847	$24.14
Granted	770,900	$16.53
Exercised	—	$—
Forfeited or expired	(152,127)	$29.38
Outstanding as of June 30, 2017	4,352,620	$22.61	5.5	$1,389
Vested and expected to vest as of June 30, 2017	4,352,620	$22.61	5.5	$1,389
Exercisable as of June 30, 2017	1,621,134	$23.94	4.9	$824

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2017 and the exercise price of outstanding, in-the-money options. As of June 30, 2017, there was $32.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years.

Options for 2,444 shares of our common stock were exercised during the six months ended June 30, 2016, with an intrinsic value of $17,000, respectively. No options were exercised during the six months ended June 30, 2017. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Assumptions:
Expected term (years)	4.5	4.5
Expected volatility	66.0%	68.9%
Risk-free interest rate	1.8%	1.4%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$8.89	$11.04
Options granted	770,900	453,600
Total estimated grant date fair value	$6,853,000	$5,006,000

There were no options granted to consultants in the six months ended June 30, 2017. 9,000 options were granted to consultants in the six months ended June 30, 2016.

The estimated fair value of stock options that vested in the six months ended June 30, 2017 and 2016 was $7.4 million and $6.3 million, respectively.

Employee Stock Purchase Plan

As of June 30, 2017, there were 827,630 shares available for purchase under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company recorded $0.1 million and $0.1 million of expense related to the 2014 ESPP in the six months ended June 30, 2017 and 2016, respectively. 43,962 shares were purchased under the ESPP during the six months ended June 30, 2017. There were no purchases of shares during the six months ended June 30, 2016.

Options issued outside the 2014 EIP

During the three and six months ended June 30, 2017, we granted 130,000 options at an exercise price of $14.30 per share outside of our 2014 EIP. These options have terms similar to the options granted under the 2014 EIP. The weighted average grant date fair value of such grant was $1.1 million. No options were granted outside the 2014 EIP during the three and six months ended June 30, 2016.

Reserved Shares

The following shares of common stock were reserved for future issuance as of June 30, 2017:

Total Shares Reserved
2014 Equity Incentive Plan	10,347,109
2014 Employee Stock Purchase Plan	827,630
Options issued outside the 2014 EIP	130,000
Total reserved shares of common stock	11,304,739

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$1,983	$2,434	$4,124	$4,681
General and administrative	3,673	2,701	6,879	5,179
Total stock-based compensation expense	$5,656	$5,135	$11,003	$9,860

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading cell therapy company developing novel treatments for patients with cancer and multiple sclerosis, or MS. Our “off-the-shelf”, or allogeneic, T-cells are engineered from donors with healthy immune function and allow for delivery from inventory to patients in 3 to 5 days without a requirement for pretreatment. Our T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells. Our most advanced T-cell immunotherapy in development, ATA129, is being developed for the treatment of cancer patients with rituximab-refractory Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV-PTLD, as well as other EBV positive hematologic and solid tumors including nasopharyngeal carcinoma, or NPC. Phase 3 clinical trials of ATA129 in EBV-PTLD are expected to start in the second half of 2017 and a Phase 1/2 clinical trial in NPC is planned for 2018. In addition, we expect to submit a conditional marketing authorization for ATA129 in the EU in 2018. ATA188, our next generation T-cell immunotherapy for autoimmune diseases, selectively targets specific EBV antigens believed to be important for the potential treatment of MS. A Phase 1 clinical trial of an autologous, or patient-derived, version of ATA188 in progressive forms of MS is ongoing, and a Phase 1 allogeneic ATA188 clinical trial is expected to begin in the second half of 2017. Our clinical pipeline also includes ATA520 targeting Wilms Tumor 1, or WT1, and ATA230 directed against cytomegalovirus, or CMV.

We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center, or MSK, in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in October 2015 and September 2016. In connection with the license from QIMR Berghofer, we also received an option to exclusively license the autologous version of product candidates intended for the potential treatment of EBV related diseases, including ATA188.

Our relationship with QIMR Berghofer provides rights to know-how and a technology that is complementary to that which we licensed from MSK. This know-how and technology is enabling the development of EBV and other virally-targeted CTLs for other indications, such as MS. We are working with QIMR Berghofer on the development of product candidates for these new indications.

ATA129 for EBV-PTLD after HCT or SOT

Our most advanced T-cell product candidate, ATA129 (previously referred to as EBV-CTL), is currently being investigated for the treatment of EBV-PTLD. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after hematopoietic cell transplant, or HCT, or after solid organ transplant, or SOT. In December 2016, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on the designs of two Phase 3 trials for ATA129 intended to support approval in two separate indications: the treatment of rituximab-refractory EBV-PTLD after HCT and after SOT.

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

Manufacture of ATA129 to support Phase 3 clinical trials is ongoing and continuing as planned. We are currently generating comparability data using our refined assays and cell lines produced by our contract manufacturing organization.  Atara expects to initiate two Phase 3 clinical trials with ATA129 in EBV-PTLD in the second half of 2017 following completion of comparability testing and submission of the data to the FDA.

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

ATA129 for Nasopharyngeal Carcinoma

In April 2017, we entered into an agreement where Merck (known as Merck Sharp & Dohme or MSD outside the United States and Canada) will provide drug supply for a trial sponsored and conducted by Atara to evaluate ATA129 in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum resistant or recurrent EBV-associated NPC. The Phase 1/2 trial will evaluate the safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy of the combination and is planned for initiation in 2018.

Other T-Cell Programs

ATA188 for Multiple Sclerosis

ATA188, our next generation T-cell immunotherapy for autoimmune diseases, selectively targets specific EBV antigens we believe to be important for the potential treatment of MS. ATA188 has the potential to precisely recognize and eliminate EBV-infected B-cells and plasma cells in the central nervous system that may catalyze autoimmune responses and MS pathophysiology.

Our collaborator, QIMR Berghofer, is currently conducting a Phase 1 trial utilizing autologous ATA188 for the treatment of patients with either primary or secondary MS. We have an exclusive option to license this program from QIMR Berghofer.

The Phase 1 trial is designed to enroll ten patients, including five with primary progressive MS, or PPMS, and five with secondary progressive MS, or SPMS. In this trial, patients receive four escalating doses of autologous ATA188 over six weeks and are followed for an additional 20 weeks after the last dose.  The objectives of the trial are first, to assess the safety and tolerability of autologous ATA188 in patients with progressive MS; second, to document preliminary evidence of efficacy through the evaluation of both clinically measured and patient reported changes in MS symptoms during and following treatment; and third, to generate autologous ATA188 at clinical scale from the blood of patients with progressive MS.

Our collaborating investigators at QIMR Berghofer and the University of Queensland reported interim results from this trial at the 69th American Institute of Neurology Annual Meeting in Boston, Massachusetts in April 2017. Dr. Michael Pender, M.D., an honorary senior principal research fellow at QIMR Berghofer, and his colleagues reported the following interim clinical results from the trial:

•	Six patients were treated to date – four with SPMS, two with PPMS.
•

Three of six patients, including two with SPMS and one with PPMS, experienced improvements in MS symptoms as measured by patient reported and objective clinical evaluations that correlated with the EBV reactivity of ATA188.

•

All three patients with observed clinical improvement showed demonstrated improvement two to eight weeks after initiation of T-cell therapy, including reductions in fatigue and gains in quality of life, ability to perform activities of daily living, and manual dexterity.

Updated results from the clinical trial, as well as new results characterizing the molecular signature of EBV in MS brain lesions, are expected to be presented at MSParis2017 Congress, the 7th Joint Meeting of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) and the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) in Paris, France.

Based on FDA discussions, we are on track to initiate a Phase 1 trial utilizing allogeneic ATA188 in patients with MS in the second half of 2017.  We look forward to additional development with both the autologous and allogeneic versions of ATA188 to further evaluate the potential therapeutic utility of targeting EBV in the treatment of MS.

ATA520 for Hematologic Malignancies

Our third T-cell product candidate, ATA520, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including multiple myeloma, or MM.  MSK has two ongoing Phase 1 clinical trials evaluating ATA520. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory MM, including plasma cell leukemia, or PCL. Given the advances of our EBV-related pipeline programs in NPC and MS, as well as the opportunity to pursue a conditional marketing authorization in the EU for ATA129, we expect to initiate an additional clinical trial with ATA520 following the further clinical and regulatory advancement of ATA129 and ATA188.

ATA230 for CMV Viremia

Our fourth T-cell product candidate, ATA230, which is a third-party derived cytomegalovirus, or CMV, CTL, is in Phase 2 clinical trials for refractory CMV infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT.  Given the opportunity to pursue a CMA in the EU for ATA129, we have decided to prioritize our EBV related programs ahead of ATA230 at this time, and plan to further evaluate ATA230 Phase 3 trial designs following the initiation of our ATA129 Phase 3 trials.

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

Our net loss was $53.1 million for the six months ended June 30, 2017, and as of June 30, 2017, we had an accumulated deficit of $230.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2017, our cash, cash equivalents and short-term investments totaled $216.9 million, which we intend to use to fund our operations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs; and allocated information technology and facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of one or more of our product candidates.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)			(in thousands)
ATA129 (formerly EBV-CTL)	$3,956	$1,362	$2,594	$7,750	$3,352	$4,398
ATA230 (formerly CMV-CTL)	444	359	85	1,352	374	978
T-cell manufacturing and other program-related	4,918	4,321	597	9,466	7,501	1,965
STM 434 and other molecular programs	109	551	(442)	211	921	(710)
Employee and overhead costs	8,869	6,398	2,471	17,058	12,090	4,968
Total research and development	$18,296	$12,991	$5,305	$35,837	$24,238	$11,599

ATA129 costs were $4.0 million and $7.8 million in the three and six months ended June 30, 2017, as compared to $1.4 million and $3.4 million in the comparative 2016 periods. The increases between the periods were primarily due to manufacturing and outside service costs related to the preparation for the two Phase 3 clinical trials of ATA129 in EBV-PTLD and ongoing costs for our ATA129 EAP clinical trial, which was initiated in mid-2016. We anticipate that ATA129 costs will continue to increase during the remainder of 2017 due to preparation for and initiation of two Phase 3 clinical trials for this product candidate in the second half of 2017.

ATA230 costs were $0.4 million and $1.4 million in the three and six months ended June 30, 2017, as compared to $0.4 million and $0.4 million in the comparative 2016 periods. The increases between the periods were primarily related to manufacturing and outside services costs associated with the anticipated EAP clinical trial for this product candidate.

T-cell manufacturing and other program-related expenses were $4.9 million and $9.5 million in the three and six months ended June 30, 2017, as compared to $4.3 million and $7.5 million in the comparative 2016 periods. The increases between the periods were primarily due to increased general manufacturing activity for our product candidates and costs associated with our collaboration with QIMR Berghofer. We anticipate that T-cell manufacturing and other program-related expenses will continue to increase during the remainder of 2017 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

STM434 and other molecular program costs were $0.1 million and $0.2 million in the three and six months ended June 30, 2017, as compared to $0.6 million and $0.9 million in the comparative 2016 periods. The decreases between the periods were primarily due to a de-prioritization of the STM434 program following completion of the dose escalation portion of the Phase 1 clinical trial in 2016. We anticipate that STM434 and other molecular program costs will decrease further in 2017 as we prioritize the development of our T-cell product candidates.

Employee and overhead costs were $8.9 million and $17.1 million in the three and six months ended June 30, 2017, as compared to $6.4 million and $12.1 million in the comparative 2016 periods. The increases between the periods were primarily a result of higher payroll and related costs from increased headcount, and increases in allocated facilities, information technology and overhead expenses in support of our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)			(in thousands)
General and administrative	$9,613	$6,494	$3,119	$18,233	$12,308	$5,925

General and administrative expenses increased to $9.6 million and $18.2 million in the three and six months ended June 30, 2017, as compared to $6.5 million and $12.3 million in the comparative 2016 periods. The increases between the three month periods were primarily due to a $1.5 million increase in payroll and related costs driven by increased headcount, a $1.0 million increase in stock-based compensation expense driven by new award grants, and a $0.7 million increase in professional services costs. The increases between the six month periods were primarily due to a $2.3 million increase in payroll and related costs driven by increased headcount, a $1.7 million increase in stock-based compensation expense driven by new award grants, and a $1.9 million increase in professional services costs. We expect that general and administrative costs will continue to increase in 2017 as we continue to expand our operations.

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

In March 2017, we entered into a sales agreement (the “ATM facility”) with Cowen and Company, LLC (“Cowen”) under which we may offer and sell, in our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM facility. The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the three and six-months ended June 30, 2017, we sold an aggregate of 693,989 shares of common stock under the ATM facility, at an average price of approximately $14.13 per share for gross proceeds of $9.8 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses. As of June 30, 2017, $65.2 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement. Additionally, in the third quarter through August 7, 2017, we sold an aggregate of 655,876 shares of common stock under the ATM facility, at an average price of approximately $15.55 per share for gross proceeds of $10.2 million and net proceeds of $9.9 million, after deducting commissions. As of August 7, 2017, we have sold aggregate of 1,349,865 shares of common stock for gross proceeds of $20.0 million under this facility.

We have incurred losses and negative cash flows from operations in each year since inception. As of June 30, 2017, we had an accumulated deficit of $230.2 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  For the remainder of 2017 and early 2018, we expect to spend approximately $43.1 million of cash to build-out our office, lab and cellular therapy manufacturing space in Thousand Oaks, California. Management expects that existing cash, cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$64,237	$47,968
Short-term investments	152,659	207,714
Total cash, cash equivalents and short-term investments	$216,896	$255,682

Cash Flows

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,335)	$(23,279)
Investing activities	49,124	25,917
Financing activities	9,480	(24)
Effect of exchange rates on cash	-	(4)
Net increase (decrease) in cash and cash equivalents	$16,269	$2,610

Operating activities

Net cash used in operating activities was $42.3 million in the 2017 period as compared to $23.3 million in the 2016 period. The increase of $19.0 million was primarily due to an $17.6 million increase in net loss, a $1.8 million decrease in the amortization of investment premiums and discounts, and a $1.1 million decrease in operating assets and liabilities, partially offset by a $1.2 million increase in stock-based compensation and a $0.3 million increase in depreciation expense.

Investing activities

Net cash provided by investing activities in the 2017 period consisted primarily of $115.4 million received from maturities and $51.7 million from sales of available-for-sale securities, partially offset by $112.4 million used to purchase available-for-sale securities, $4.3 million in purchases of property and equipment and a $1.2 million investment in restricted cash. Net cash provided by investing activities during the 2016 period consisted primarily of $118.3 million received from maturities and $95.3 million from sales of available-for-sale securities, partially offset by $186.0 million used to purchase available-for-sale securities.

Financing activities

Net cash provided by financing activities in the 2017 period consisted of $9.3 million of net proceeds from the ATM facility and $0.5 million of net proceeds from employee stock transactions, partially offset by $0.3 million of taxes paid related to the net share settlement of restricted stock. Net cash used in the 2016 period was $24,000.

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

Contractual Obligations and Commitments

Future minimum payments under our operating leases as of June 30, 2017 were $3.1 million.

In addition, in February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commences upon the substantial completion of landlord’s work as defined under the agreement. The aggregate contractual obligations during the initial term are $16.4 million.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. We are accounting for this lease under build to suit accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2017, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of June 30, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of June 30, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Capital Needs

*We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2017, we reported a net loss of $53.1 million and we had an accumulated deficit of $230.2 million as of June 30, 2017.

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

*We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of T-cell product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from QIMR Berghofer, including ATA 188, which is in development for the treatment of MS. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreement with MSK and QIMR, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. As of June 30, 2017, we had total cash, cash equivalents and short-term investments of $216.9 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are very early in our development efforts, and only four of our product candidates are in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA745 did not meet its primary endpoint, and we suspended further development of PINTA745 and ATA842, a compound that is related to PINTA745. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our future success is dependent on the regulatory approval of our product candidates.

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are ATA129, which is moving to Phase 3 clinical trials, ATA188, which is in a Phase 1 clinical trial conducted by QIMR utilizing autologous ATA188, ATA230, which is in Phase 2 clinical trials, and ATA520, which is moving into Phase 1/2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

*Our T-cell product candidates, represent new therapeutic approaches that present significant challenges.

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

*The results of preclinical studies or earlier clinical trials are not necessarily predictive of future results. Our existing product candidates in clinical trials, and any other product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

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

*We intend to manufacture at least a portion of our product candidates ourselves. Delays in building, commissioning and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

In February 2017, we entered into a lease to build a manufacturing facility in Thousand Oaks, CA, which we intend to use to manufacture preclinical and clinical trial materials for our product candidates. This new manufacturing facility is expected to be completed in 2018. This project may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Cost overruns associated with constructing our manufacturing facility could require us to raise additional funds from other sources.

In addition to the similar manufacturing risks described in "Risks Related to Our Dependence on Third Parties," our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drugs. We also may encounter problems with the following:

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

*If our sole clinical manufacturing facility is damaged or destroyed or production at this facility is otherwise interrupted, our business and prospects would be negatively affected.

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

Risks Related to Our Dependence on Third Parties

*We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

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

*We have no experience manufacturing our product candidates on a clinical or commercial scale. We are, and expect to continue to be, dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.

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

If we are not able to successfully transfer this know-how and produce comparable product candidates our ability to further develop and manufacture our product candidates may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing process for our T-cell product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. In February 2017, we entered into a lease agreement to build our own cellular therapy manufacturing facility in Thousand Oaks, CA.  At this facility, we intend to manufacture our product candidates for clinical or commercial use, if approved.  Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Risks Related to Our Intellectual Property

*If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

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

*Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and obtaining and enforcing biopharmaceutical patents are costly, time-consuming, and inherently uncertain. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future decisions by the U.S. Congress, the federal courts and/or the USPTO, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

Patent reform legislation that has occurred could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to US patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could have a material adverse effect on our business and financial condition.

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

*We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

There are currently no FDA or EMA approved products for the treatment of EBV-PTLD. However, some approved products and therapies are used off-label in the treatment of EBV-PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV-PTLD and other EBV associated diseases including: Cell Medica Ltd., which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder. In addition, Tessa Therapeutics Pte Ltd. is developing TT10, an autologous EBV specific T-cell therapy, which is currently being evaluated in Phase 3 clinical trials for the treatment of nasopharyngeal carcinoma.

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

*We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of July 31, 2017, we had 136 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Ownership of Our Common Stock

*Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through June 30, 2017, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit	Form				File No.

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Joe Newell, dated March 20, 2017.					X

10.2	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Derrell Porter, M.D., dated March 23, 2017					X

10.3	Forms of Inducement Grant Notice and Inducement Grant Agreement					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

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
Date: August 7, 2017
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Joe Newell, dated March 20, 2017.					X

10.2	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Derrell Porter, M.D., dated March 23, 2017					X

10.3	Forms of Inducement Grant Notice and Inducement Grant Agreement					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.