Form 10-Q
period 2017-09-30
Atara Biotherapeutics, Inc.
filed 2017-11-09
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2017 was 30,595,866 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$60,493	$47,968
Short-term investments	139,728	207,714
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	5,802	4,677
Total current assets	206,217	260,553
Property and equipment, net	22,176	3,259
Restricted cash - long-term	1,200	—
Other assets	100	102
Total assets	$229,693	$263,914

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,539	$2,778
Accrued compensation	5,319	3,745
Accrued research and development expenses	3,810	2,408
Other accrued liabilities	1,848	744
Total current liabilities	16,516	9,675
Long-term liabilities	7,221	503
Total liabilities	23,737	10,178

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2017 and December 31, 2016; 30,596 and 28,933 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	467,378	431,075
Accumulated other comprehensive loss	(88)	(183)
Accumulated deficit	(261,337)	(177,159)
Total stockholders’ equity	205,956	253,736
Total liabilities and stockholders’ equity	$229,693	$263,914

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$20,598	$18,802	$56,435	$43,040
General and administrative	11,062	7,140	29,295	19,448
Total operating expenses	31,660	25,942	85,730	62,488
Loss from operations	(31,660)	(25,942)	(85,730)	(62,488)
Interest and other income, net	564	576	1,554	1,684
Loss before provision for income taxes	(31,096)	(25,366)	(84,176)	(60,804)
Provision for income taxes	—	7	2	10
Net loss	$(31,096)	$(25,373)	$(84,178)	$(60,814)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	26	(158)	95	553
Comprehensive loss	$(31,070)	$(25,531)	$(84,083)	$(60,261)
Net loss per common share:
Basic and diluted net loss per common share	$(1.02)	$(0.88)	$(2.84)	$(2.12)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	30,474	28,801	29,597	28,670

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016
Operating activities
Net loss	$(84,178)	$(60,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,003	15,128
Amortization of investment premiums and discounts	607	2,811
Depreciation expense	678	210
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,125)	(602)
Other assets	2	6
Accounts payable	(1)	3,018
Accrued compensation	1,574	532
Accrued research and development expenses	1,402	(3)
Other accrued liabilities	1,104	433
Long-term liabilities	370	420
Net cash used in operating activities	(62,564)	(38,861)
Investing activities
Purchases of short-term investments	(152,837)	(252,279)
Maturities of short-term investments	162,094	127,749
Sales of short-term investments	58,217	187,508
Purchases of property and equipment	(10,535)	(2,025)
Restricted cash	(1,200)	—
Net cash provided by investing activities	55,739	60,953
Financing activities
Proceeds from issuance of common stock from "at-the-market" facility, net	19,206	—
Taxes paid related to net share settlement of restricted stock units	(351)	(75)
Proceeds from employee stock awards	495	250
Net cash provided by financing activities	19,350	175
Increase in cash and cash equivalents	12,525	22,267
Cash and cash equivalents at beginning of period	47,968	23,746
Cash and cash equivalents at end of period	$60,493	$46,013
Non-cash investing and financing activities
Capitalized lease obligations	$6,215	$—
Property and equipment purchases included in liabilities	$3,064	$129
Interest capitalized during construction period for build-to-suit lease transaction	$133	$—
Issuance of common stock upon vesting of stock awards	$—	$60
Change in long-term liabilities related to non-vested stock awards	$—	$(60)
Supplemental cash flow disclosure
Cash paid for taxes	$—	$10

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Significant Risks and Uncertainties

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of September 30, 2017, we had an accumulated deficit of $261.3 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of September 30,
	2017	2016
Unvested RSAs	—	18,510
Unvested RSUs	1,735,999	1,371,269
Vested and unvested options	4,910,449	3,744,176
ESPP share purchase rights	32,205	15,888
Total	6,678,653	5,149,843

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$47,593	$—	$—	$47,593
U.S. Treasury obligations	Level 2	51,692	2	(16)	51,678
Government agency obligations	Level 2	4,760	1	(6)	4,755
Corporate debt obligations	Level 2	82,402	9	(69)	82,342
Commercial paper	Level 2	2,085	—	—	2,085
Asset-backed securities	Level 2	7,976	—	(9)	7,967
Total available-for-sale securities		196,508	12	(100)	196,420
Less amounts classified as cash equivalents		(56,692)	—	—	(56,692)
Amounts classified as short-term investments		$139,816	$12	$(100)	$139,728

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$28,816	$—	$—	$28,816
U.S. Treasury obligations	Level 2	65,403	3	(21)	65,385
Government agency obligations	Level 2	23,860	5	(5)	23,860
Corporate debt obligations	Level 2	113,649	8	(172)	113,485
Commercial paper	Level 2	699	—	—	699
Asset-backed securities	Level 2	13,414	4	(6)	13,412
Total available-for-sale securities		245,841	20	(204)	245,657
Less amounts classified as cash equivalents		(37,944)	—	1	(37,943)
Amounts classified as short-term investments		$207,897	$20	$(203)	$207,714

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$171,265	$171,220	$198,022	$197,956
Maturing in one to five years	25,243	25,200	47,819	47,701
Total available-for-sale securities	$196,508	$196,420	$245,841	$245,657

As of September 30, 2017, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and nine months ended September 30, 2017 and 2016, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2017 and December 31, 2016, restricted cash totaled $1.4 million and $0.2 million, respectively.

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2017	2016
	(in thousands)
Construction in progress	$19,643	$970
Lab equipment	2,375	1,506
Leasehold improvements	623	580
Furniture and fixtures	536	526
Computer equipment and software	66	66
	23,243	3,648
Less accumulated depreciation and amortization	(1,067)	(389)
Property and equipment, net	$22,176	$3,259

Property and equipment includes lab equipment, furniture and fixtures, computer equipment and software, which are depreciated over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are amortized over the lesser of the useful life of the leasehold improvements or the lease term. Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California. Depreciation and amortization expense was $0.3 million and $0.1 million for the three months ended September 30, 2017 and 2016, and $0.7 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of September 30, 2017 and December 31, 2016, there were no outstanding obligations for milestones and royalties.

Amgen License Agreements – In September 2012, we entered into license agreements with Amgen, Inc., for several molecular programs, including PINTA745, ATA842 and STM434. In December 2015, we announced the suspension of further development of PINTA745, and in June 2016, we returned the rights related to this and the ATA842 program to Amgen. In October 2017, we returned all remaining rights under the license agreements to Amgen.

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

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of September 30, 2017 and December 31, 2016, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

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

Rent expense was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively and $1.0 million and $0.9 million, for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we have recorded $6.2 million of construction in progress relating to landlord’s costs of the building incurred through that date, and have recognized a corresponding long-term financing obligation for the same amount. In addition, we have recorded $12.1 million of construction in progress for construction costs incurred by us and $0.1 million of capitalized interest during the construction period through September 30, 2017. Further, we recorded ground lease expense of $88,000 and $205,000 for the three and nine months ended September 30, 2017 respectively, in our condensed consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2017 and December 31, 2016.

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

During the three and nine-months ended September 30, 2017, we sold an aggregate of 655,876 and 1,349,865 shares of common stock, respectively, under the ATM facility, at an average price of approximately $15.55 per share and $14.82 per share, respectively, for gross proceeds of $10.2 million and $20.0 million, respectively and net proceeds of $9.9 million and $19.2 million, respectively, after deducting commissions and other offering expenses. As of September 30, 2017, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plan

Under the terms of the 2014 Equity Incentive Plan (“2014 EIP”), we may grant options, RSAs and RSUs to employees, directors, consultants and other service providers. As of September 30, 2017, a total of 10,310,669 shares of common stock were reserved for issuance under the 2014 Plan, of which 3,921,737 shares were available for future grant and 6,388,932 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	1,286,262	$16.61
Granted	782,413	$15.07
Forfeited	(50,063)	$15.41
Vested	(282,613)	$12.02
Unvested as of September 30, 2017	1,735,999	$16.70
Vested and unreleased	17,484
Outstanding as of September 30, 2017	1,753,483

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted was $15.07 and $17.83 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $22.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the RSUs outstanding as of September 30, 2017 was $29.0 million.

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the nine months ended September 30, 2017, we settled 290,534 RSUs, of which 51,592 RSUs were net settled by withholding 21,895 shares.  The value of the RSUs withheld was $0.4 million, based on the closing price of our common stock on the settlement date. During the nine months ended September 30, 2016, we settled 153,719 RSUs, of which 10,898 RSUs were net settled by withholding 4,251 shares.  The value of the RSUs withheld was $75,000, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,733,847	$24.14
Granted	1,155,900	$15.99
Exercised	—	$—
Forfeited or expired	(254,298)	$25.40
Outstanding as of September 30, 2017	4,635,449	$22.04	5.3	$4,102
Vested and expected to vest as of September 30, 2017	4,635,449	$22.04	5.3	$4,102
Exercisable as of September 30, 2017	1,887,909	$23.77	4.6	$1,919

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2017 and the exercise price of outstanding, in-the-money options. As of September 30, 2017, there was $32.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years.

Options for 18,947 shares of our common stock were exercised during the nine months ended September 30, 2016, with an intrinsic value of $0.2 million. No options were exercised during the nine months ended September 30, 2017. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Assumptions:
Expected term (years)	4.5	4.5
Expected volatility	69.1%	69.0%
Risk-free interest rate	1.8%	1.3%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$8.88	$11.23
Options granted	1,155,900	795,700
Total estimated grant date fair value	$10,264,000	$8,935,000

There were no options granted to consultants in the nine months ended September 30, 2017. 9,000 options were granted to consultants in the nine months ended September 30, 2016.

The estimated fair value of stock options that vested in the nine months ended September 30, 2017 and 2016 was $10.9 million and $10.4 million, respectively.

Employee Stock Purchase Plan

As of September 30, 2017, there were 827,630 shares available for purchase under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company recorded $0.4 million and $0.3 million of expense related to the 2014 ESPP in the nine months ended September 30, 2017 and 2016, respectively. 43,962 shares were purchased under the ESPP during the nine months ended September 30, 2017. There were no purchases of shares during the nine months ended September 30, 2016.

Options issued outside the 2014 EIP

During the three and nine months ended September 30, 2017, we granted 145,000 options and 275,000 options, respectively, at weighted average exercise prices of $13.65 per share and $13.96 per share, respectively, outside of our 2014 EIP. These options have terms similar to the options granted under the 2014 EIP. The weighted average grant date fair value of such grants were $1.2 million and $2.2 million, respectively. No options were granted outside the 2014 EIP during the three and nine months ended September 30, 2016.

Reserved Shares

The following shares of common stock were reserved for future issuance as of September 30, 2017:

Total Shares Reserved
2014 Equity Incentive Plan	10,310,669
2014 Employee Stock Purchase Plan	827,629
Options issued outside the 2014 EIP	275,000
Total reserved shares of common stock	11,413,298

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$2,136	$2,551	$6,260	$7,231
General and administrative	3,864	2,718	10,743	7,897
Total stock-based compensation expense	$6,000	$5,269	$17,003	$15,128

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading cell therapy company developing novel treatments for patients with cancer and multiple sclerosis, or MS. Our “off-the-shelf”, or allogeneic, T-cells are engineered from donors with healthy immune function and allow for delivery from inventory to patients in 3 to 5 days without a requirement for pretreatment. Our T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells. Our most advanced T-cell immunotherapy in development, ATA129, is being developed for the treatment of cancer patients with rituximab-refractory Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV-PTLD, as well as other EBV positive hematologic and solid tumors including nasopharyngeal carcinoma, or NPC. Phase 3 clinical trials of ATA129 in EBV-PTLD are expected to start in the fourth quarter of 2017 and a Phase 1/2 clinical trial in NPC is planned for 2018. In addition, we expect to submit an application for Conditional Marketing Authorization, or CMA, for ATA129 in the European Union, or EU, in 2018. ATA188, our allogeneic T-cell immunotherapy for autoimmune diseases, selectively targets specific EBV antigens believed to be important for the potential treatment of MS. A Phase 1 clinical trial of ATA190, an autologous, or patient-derived, version of ATA188, in progressive forms of MS is ongoing, and a Phase 1 ATA188 clinical trial commenced in Australia in October 2017. We expect the trial to expand to the U.S. in early 2018.  Our clinical pipeline also includes ATA520 targeting Wilms Tumor 1, or WT1, and ATA230 directed against cytomegalovirus, or CMV.

We licensed rights to T-cell product candidates from MSK in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in October 2015 and September 2016. In connection with the license from QIMR Berghofer, we also received an option to exclusively license the autologous version of product candidates intended for the potential treatment of EBV related diseases, including ATA190.

Our relationship with QIMR Berghofer provides rights to know-how and a technology that is complementary to that which we licensed from MSK. This know-how and technology is enabling the development of EBV and other virally-targeted CTLs for other indications, such as MS. We are working with QIMR Berghofer on the development of product candidates for these new indications.

ATA129 for EBV-PTLD after HCT or SOT

Our most advanced T-cell product candidate, ATA129, is currently being investigated for the treatment of EBV-PTLD. In immunocompromised patients, EBV causes lymphomas and other lymphoproliferative disorders, collectively called EBV-PTLD. EBV-PTLD most commonly affects patients after HCT or after SOT. In December 2016, we announced that we had reached agreement with the U.S. Food and Drug Administration, or FDA, on the designs of two Phase 3 trials for ATA129 intended to support approval in two separate indications: the treatment of rituximab-refractory EBV-PTLD after HCT and after SOT.

The MATCH trial (EBV-PTLD after HCT) is designed to be a multicenter, open label, single arm trial designed to enroll approximately 35 patients with rituximab-refractory EBV-PTLD after HCT. The ALLELE trial (EBV-PTLD after SOT) is designed to be a multicenter, open label trial with two non-comparative cohorts. Each cohort is designed to enroll approximately 35 patients. The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy. Both cohorts are planned to enroll concurrently.

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

In addition, in June 2016, we opened a multicenter expanded access protocol, or EAP, trial to provide access to ATA129 treatment and collect additional safety data while the medication is not commercially available or available to patients through another protocol. The trial is open to patients with EBV-associated viremia or certain malignancies for whom there are no appropriate alternative treatment options.  Interim results from the EAP will be presented at the 59th American Society of Hematology Annual

Meeting in Atlanta, GA in December 2017.  These interim results include that, at the time of abstract submission in August 2017, all five patients with EBV-PTLD after SOT and four of the five patients with EBV-PTLD after HCT responded to treatment. An additional two EBV-PTLD patients received ATA129 and were too early in the follow-up period to assess. An additional ten patients with other EBV-associated cancers received ATA129 and were included in the safety population. ATA129 was generally well-tolerated. Treatment-related, treatment-emergent serious adverse events were reported in five of the 22 treated patients (two in EBV-PTLD and three in other EBV associated cancers patients). A tumor flare was observed in one patient.

Manufacture of ATA129 to support Phase 3 clinical trials is ongoing and continuing as planned. We have generated comparability data using our refined assays and cell lines produced by our contract manufacturing organization, which data we believe supports the demonstration of comparability, and are in discussions with FDA regarding comparability and Phase 3 clinical trial initiation. We expect to initiate two Phase 3 clinical trials with ATA129 in EBV-PTLD in the fourth quarter of 2017 following these discussions with FDA.

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

We are also pursuing marketing approval of ATA129 in the EU. In March 2016, the EMA issued a positive opinion for orphan drug designation for ATA129 for the treatment of patients with EBV-PTLD. In October 2016, the EMA Committee for Medicinal Products for Human Use, or CHMP, and Committee for Advanced Therapies, or CAT, granted access to the EMA’s newly established Priority Medicines, or PRIME, regulatory initiative for ATA129 for the treatment of patients with rituximab-refractory EBV-PTLD following HCT. PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need. In January 2017, we announced that pursuant to parallel scientific advice from the EMA’s Scientific Advice Working Group and several national Health Technology Assessment, or HTA, agencies in the EU, in 2018 we plan to submit an application for CMA of ATA129 in the treatment of patients with rituximab-refractory EBV-PTLD following HCT. The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and dependent on certain available data from our Phase 3 trials in rituximab-refractory EBV-PTLD after HCT and SOT. The Phase 3 data that will be submitted as support for the CMA will require a certain number of patients to be enrolled and evaluated in the ongoing trial prior to the time of filing.

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

Other T-Cell Programs

ATA188 and ATA190 for Multiple Sclerosis

ATA188 and ATA190 selectively target specific EBV antigens we believe to be important for the potential treatment of MS. ATA188, the allogeneic version, and ATA190, the autologous version, have the potential to precisely recognize and eliminate EBV-infected B-cells and plasma cells in the central nervous system that may catalyze autoimmune responses and MS pathophysiology.

Our collaborator, QIMR Berghofer, is currently conducting a Phase 1 trial utilizing ATA190 for the treatment of patients with either primary or secondary MS. We have an exclusive option to license this program from QIMR Berghofer.

The Phase 1 trial is designed to enroll ten patients, including five with primary progressive MS, or PPMS, and five with secondary progressive MS, or SPMS. In this trial, patients receive four escalating doses of ATA190 over six weeks and are followed for an additional 20 weeks after the last dose.  The objectives of the trial are first, to assess the safety and tolerability of ATA190 in patients with progressive MS; second, to document preliminary evidence of efficacy through the evaluation of both clinically measured and patient reported changes in MS symptoms during and following treatment; and third, to generate ATA190 at clinical scale from the blood of patients with progressive MS.

Our collaborating investigators at QIMR Berghofer and the University of Queensland reported updated results from the clinical trial, as well as new results characterizing the molecular signature of EBV in MS brain lesions, at MSParis2017 Congress, the 7th Joint Meeting of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) and the Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) in Paris, France. These updated results showed that six of ten progressive MS patients in the Phase 1 trial experienced clinical improvements, which were first observed 2-14 weeks after the initial infusion. Clinical improvements were reported in primary and secondary progressive MS patients from an established level of disability. Reduction in fatigue was a consistent observation in responding patients. Autologous ATA190 was well-tolerated, and no significant treatment-related adverse events were observed in the study. A correlation between clinical improvement and the reactivity of autologous ATA190 against target EBV antigens (EBV reactivity) was also observed. Five of the six patients who showed clinical improvements received autologous ATA190 with 7% or greater EBV reactivity, including three patients who improved their Expanded Disability Status Scale (EDSS) scores. Of the four patients who received autologous ATA190 with 3% or lower EBV reactivity, one had a mild clinical improvement, one had EDSS worsening, and two reported no change. Clinical improvement also correlated with other mechanistic markers of ATA190 T-cell function in response to EBV. We believe that the clinical improvements observed in six of ten progressive MS patients treated with autologous ATA190, including three patients who improved their EDSS score, highlights the potential that targeting EBV positive B-cells and plasma cells is a potential new treatment modality that could offer a novel alternative to available MS therapies.

We commenced a Phase 1 trial utilizing ATA188 in 60 patients with progressive or relapsing-remitting MS in October 2017. The primary objective of the Phase 1 trial is to assess the safety of allogeneic ATA188 in subjects observed for at least one year after the first dose. Key secondary endpoints in the study include measures of clinical improvement such as expanded disability status scale and annualized relapse rate as well as MRI imaging. We look forward to additional development with both ATA188 and ATA190 to further evaluate the potential therapeutic utility of targeting EBV in the treatment of MS.

ATA520 for Hematologic Malignancies

Our third T-cell product candidate, ATA520, targets cancers expressing the antigen Wilms Tumor 1, or WT1, and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including multiple myeloma, or MM.  MSK has two ongoing Phase 1 clinical trials evaluating ATA520. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory MM, including plasma cell leukemia, or PCL. Given the advances of our EBV-related pipeline programs in NPC and MS, as well as the opportunity to pursue a conditional marketing authorization in the EU for ATA129, we expect to initiate an additional clinical trial with ATA520 following the further process development of ATA520 as well as the clinical and regulatory advancement of ATA129 and ATA188.

ATA230 for CMV Viremia

Our fourth T-cell product candidate, ATA230, which is a third-party derived cytomegalovirus, or CMV, CTL, is in Phase 2 clinical trials for refractory CMV infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT. Atara's collaborating investigators will present updated ATA230 results from 50 post-transplant patients with refractory CMV viremia and disease, including those with disease in the central nervous system, at the 59th American Society of Hematology Annual Meeting in Atlanta, GA in December 2017. Results to be presented include that the reported response rate of 64% in all patients was similar in those with CMV viremia and disease. Patients who responded to ATA230 showed improved 6 and 12-month survival of 81.3% and 62.1%, respectively, versus those patients who did not respond to treatment.  One of the 32 patients who responded died of CMV disease.  ATA230 was generally well-tolerated. Five patients experienced grade 3 or higher adverse events deemed possibility related to ATA230.

Recently, the FDA granted orphan drug designation for ATA230 for the treatment of CMV viremia and disease in immunocompromised patients as well as Rare Pediatric Disease Designation for the treatment of congenital CMV infection. EMA has also granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity. Given the opportunity to pursue a CMA in the EU for ATA129, we have decided to prioritize our EBV related programs ahead of ATA230 at this time, and plan to further evaluate ATA230 Phase 3 trial designs following the initiation of our ATA129 Phase 3 trials.

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

Our net loss was $84.2 million for the nine months ended September 30, 2017, and as of September 30, 2017, we had an accumulated deficit of $261.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2017, our cash, cash equivalents and short-term investments totaled $200.2 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	initiating and enrolling patients in ATA129 Phase 3 clinical trials for the treatment of EBV-PTLD after HCT and SOT;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	continuing development of ATA190 and enrolling patients to the Phase 1 trial of ATA188 in MS;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including PCL;
•	continuing to develop other product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the nine months ended September 30, 2017 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)			(in thousands)
ATA129	$3,882	$2,500	$1,382	$11,632	$5,852	$5,780
ATA230	357	1,772	(1,415)	1,709	2,146	(437)
ATA188 and ATA190	693	—	693	1,276	—	1,276
T-cell manufacturing and other program-related	6,345	6,940	(595)	15,439	15,361	78
Employee and overhead costs	9,321	7,590	1,731	26,379	19,681	6,698
Total research and development	$20,598	$18,802	$1,796	$56,435	$43,040	$13,395

ATA129 costs were $3.9 million and $11.6 million in the three and nine months ended September 30, 2017, as compared to $2.5 million and $5.9 million in the comparative 2016 periods. The increases between the periods were primarily due to manufacturing and outside service costs related to the preparation for the two Phase 3 clinical trials of ATA129 in EBV-PTLD and ongoing costs for our ATA129 EAP clinical trial, which was initiated in mid-2016. We anticipate that ATA129 costs will continue to increase during the remainder of 2017 and 2018 due to preparation for and initiation of two Phase 3 clinical trials for this product candidate.

ATA230 costs were $0.4 million and $1.7 million in the three and nine months ended September 30, 2017, as compared to $1.8 million and $2.1 million in the comparative 2016 periods. The decreases between the periods were primarily related to lower manufacturing and outside services costs for this product candidate.

ATA188 and ATA190 costs were $0.7 million and $1.3 million in the three and nine months ended September 30, 2017, as compared to none in the comparative 2016 periods. The increases between the periods were primarily related to increased costs related to preparations for the Phase 1 clinical trial of allogeneic ATA188, which was initiated in October 2017.

T-cell manufacturing and other program-related expenses were $6.3 million and $15.4 million in the three and nine months ended September 30, 2017, as compared to $6.9 million and $15.4 million in the comparative 2016 periods. The increases between the periods were primarily due to increased general manufacturing activity for our product candidates and costs associated with our collaboration with QIMR Berghofer. We anticipate that T-cell manufacturing and other program-related expenses will continue to increase during the remainder of 2017 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

Employee and overhead costs were $9.3 million and $26.4 million in the three and nine months ended September 30, 2017, as compared to $7.6 million and $19.7 million in the comparative 2016 periods. The increases between the three month periods were primarily due to $1.5 million increase in payroll and related costs from increased headcount, and $0.2 million increase in allocated facilities, information technology and overhead expenses in support of our continuing expansion of research and development activities. The increases between the nine month periods were primarily due to $3.8 million increase in payroll and related costs from increased headcount, and $2.9 million increase in allocated facilities, information technology and overhead expenses in support of our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended September 30,		Increase	Nine months ended September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
	(in thousands)			(in thousands)
General and administrative	$11,062	$7,140	$3,922	$29,295	$19,448	$9,847

General and administrative expenses increased to $11.1 million and $29.3 million in the three and nine months ended September 30, 2017, as compared to $7.1 million and $19.4 million in the comparative 2016 periods. The increases between the three month periods were primarily due to a $2.3 million increase in payroll and related costs driven by increased headcount, $1.4 million increase in professional services costs, and a $0.2 million increase in travel and other related costs. The increases between the nine month periods were primarily due to a $6.4 million increase in payroll and related costs driven by increased headcount, $3.2 million increase in professional services costs, and a $0.2 million increase in travel and other related costs. We expect that general and administrative costs will continue to increase in 2017 and 2018 as we continue to expand our operations.

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

During the three and nine-months ended September 30, 2017, we sold an aggregate of 655,876 and 1,349,865 shares of common stock, respectively, under the ATM facility, at an average price of approximately $15.55 per share and $14.82 per share, respectively, for gross proceeds of $10.2 million and $20.0 million, respectively and net proceeds of $9.9 million and $19.2 million, respectively, after deducting commissions and other offering expenses. As of September 30, 2017, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. As of September 30, 2017, we had an accumulated deficit of $261.3 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  For the remainder of 2017 and early 2018, we expect to spend approximately $37.5 million of cash to build-out our office, lab and cellular therapy manufacturing space in Thousand Oaks, California. Management expects that existing cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund our planned operations into the first quarter of 2019.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$60,493	$47,968
Short-term investments	139,728	207,714
Total cash, cash equivalents and short-term investments	$200,221	$255,682

Cash Flows

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(62,564)	$(38,861)
Investing activities	55,739	60,953
Financing activities	19,350	175
Net increase in cash and cash equivalents	$12,525	$22,267

Operating activities

Net cash used in operating activities was $62.6 million in the 2017 period as compared to $38.9 million in the 2016 period. The increase of $23.7 million was primarily due to an $23.4 million increase in net loss, a $2.2 million decrease in the amortization of investment premiums and discounts, and a $0.5 million decrease in operating assets and liabilities, partially offset by a $1.9 million increase in stock-based compensation and a $0.5 million increase in depreciation expense.

Investing activities

Net cash provided by investing activities in the 2017 period consisted primarily of $162.1 million received from maturities and $58.2 million from sales of available-for-sale securities, partially offset by $152.8 million used to purchase available-for-sale securities, $10.5 million in purchases of property and equipment and a $1.2 million investment in restricted cash. Net cash provided by investing activities during the 2016 period consisted primarily of $127.7 million received from maturities and $187.5 million from sales of available-for-sale securities, partially offset by $252.3 million used to purchase available-for-sale securities and $2.0 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2017 period consisted of $19.2 million of net proceeds from the ATM facility and $0.5 million of net proceeds from employee stock transactions, partially offset by $0.4 million of taxes paid related to the net share settlement of restricted stock. Net cash provided by financing activities in the 2016 period was $0.2 million.

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

Contractual Obligations and Commitments

Future minimum payments under our operating leases as of September 30, 2017 were $3.4 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2017, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of September 30, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of September 30, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2017, we reported a net loss of $84.2 million and we had an accumulated deficit of $261.3 million as of September 30, 2017.

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of T-cell product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from QIMR Berghofer, including ATA188 and ATA190, which are in development for the treatment of MS. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreement with MSK and QIMR, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first quarter of 2019. As of September 30, 2017, we had total cash, cash equivalents and short-term investments of $200.2 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are ATA129, which is moving to Phase 3 clinical trials, ATA188, which is in a Phase 1 clinical trial, ATA190, which is in a Phase 1 clinical trial conducted by QIMR, ATA230, which is in Phase 2 clinical trials, and ATA520, which is moving into Phase 1/2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our future success is dependent in part on the successful development of T-cell immunotherapies in general and our product candidates in particular. Because these programs represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have very limited experience with regulating the development and commercialization of T-cell therapies;
•

developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T-cells from the blood of such donors, activating the isolated T-cells against a specific antigen, characterizing and storing the resulting activated T-cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA matched cell line from among the available T-cell lines, and finally infusing these activated T-cells into patients;

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

We cannot be sure that the manufacturing processes used in connection with our T-cell product candidates will yield a sufficient supply of satisfactory products that are safe and effective, comparable to those T-cells produced by MSK historically, scalable or profitable.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market ATA129, ATA520, ATA188, ATA190, ATA230 or any of our other product candidates in any particular jurisdiction. For example, ATA129 has only been evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. The findings may not be reproducible in multi-center trials we conduct. In addition, the Phase 2 clinical trials with ATA129 enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV-PTLD after HCT and EBV-PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of ATA129 in the treatment of a single disease state for which we may later seek approval. Moreover, final trial results may not be consistent with interim trial results. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical trial with an autologous product candidate may not yield the same or better results with an allogeneic product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of ATA129, ATA188, ATA520, ATA230 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

*We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Both the FDA and the EMA have granted us orphan status for ATA129 for EBV-PTLD after HCT or SOT. EMA has granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity and FDA has granted us orphan status for the ATA230 for the treatment of CMV viremia and disease in immunocompromised patients.

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

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not be maintained or effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a new drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Risks Related to Manufacturing

*We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from MSK. To facilitate the manufacture of additional drug substance and drug product for our preclinical studies and clinical trials using this manufacturing testing and process know-how, we undertook the process of transferring this know-how to our CMO. We are in the final stages of the transfer of this know-how received from MSK to our CMO. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and our CMOs will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for studies, trials and commercial launch readiness.  We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO. The inability to manufacture comparable drug substance by us or our CMO could delay the continued development of our product candidates.  Although we believe we have manufactured material that is comparable to that previously produced by MSK, the FDA may not agree.

The processes by which our product candidates are manufactured were initially developed by MSK for clinical purposes. We and our CMO intend to evolve these existing processes for more advanced clinical trials or commercialization. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for ATA520 as well as perform the analysis, publication and presentation of data and results related to this program and the ATA129 and ATA230 programs.  We also rely on studies previously conducted by MSK. Our collaborating investigators at QIMR manage the conduct of the ongoing clinical trials for ATA190. We are utilizing a CRO for our EAP trial of ATA129 and intend to utilize a CRO for our planned Phase 3 trials for EBV-PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of our partners or CROs, fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

We do not currently operate our own facilities for the manufacturing of our product candidates.  In the case of ATA129, we currently rely on our CMO and MSK for the production of this product candidate and the acquisition of materials incorporated in or used in the manufacturing or testing of these product candidates. In the case of ATA230, we currently rely on MSK for the production of this product candidate and acquisition of the materials incorporated in or used in the manufacturing or testing. In the case of ATA520, we currently rely on our CMO for the production of this product candidate.  Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with such CMOs or partners, we cannot control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of ATA129, ATA520 and ATA230, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need to develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced by MSK. We are in the final stages of the transfer of the manufacturing process developed by and housed at MSK for ATA129 to our CMO.  Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO.  For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We have generated comparability data using our refined assays and cell lines produced by our CMO which data we believe supports the demonstration of comparability, and are in discussions with FDA regarding comparability and Phase 3 clinical trial initiation.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

As of October 31, 2017, we had 160 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates;

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through September 30, 2017, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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
Date: November 9, 2017
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ John F. McGrath, Jr.
John F. McGrath, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)