Form 10-K
period 2017-12-31
Atara Biotherapeutics, Inc.
filed 2018-02-27
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2017 as reported by The Nasdaq Stock Market, was $271,251,806. This calculation excludes 10,528,420 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 15, 2018 was 38,825,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the timing of initiating clinical trials, enrolling clinical trials and reporting results of clinical trials for our T-cell programs;
•	the likelihood and timing of regulatory submissions or related approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation that our existing capital resources will be sufficient to enable us to fund our planned operations into the first half of 2020;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials and our research and development programs;
•	the scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical trials, including our Phase 3 trials;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to building our manufacturing plant.

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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leading T-cell immunotherapy company developing novel treatments for patients with cancer, autoimmune and viral diseases. The Company's off-the-shelf, or allogeneic, T-cells are bioengineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment. Atara's T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells. Atara's most advanced T-cell immunotherapy in development, tabelecleucel (formerly known as ATA129), is being developed for the treatment of patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV+ PTLD, who have failed rituximab, as well as other EBV associated hematologic and solid tumors, including nasopharyngeal carcinoma, or NPC. Off-the-shelf ATA188 and autologous, or patient derived, ATA190, the Company's T-cell immunotherapies using a complementary targeted antigen recognition technology, target specific EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS. Atara's clinical pipeline also includes ATA520 targeting Wilms Tumor 1, or WT1, and ATA230 directed against cytomegalovirus, or CMV.

Our technology allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous, or patient-derived, treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile, and, unlike many other T-cell programs, there is neither a requirement for pre-treatment before our cells are administered nor is there extended monitoring following administration. For example, in our ongoing trials with our most advanced product candidate, tabelecleucel, patients are monitored for one to two hours following receipt of tabelecleucel. Our T-cell immunotherapy platform is applicable to a broad array of targets and diseases. With more than 200 patients treated across the platform, we have observed clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases. We have also observed a safety profile characterized by few treatment-related serious adverse events, or SAEs, and no evidence of cytokine release syndrome to date.

Our T-cell immunotherapy product candidates are engineered from cells donated by healthy individuals with normal immune function. Once cells are collected from a donor, they are bioengineered to expand those T-cells that recognize the antigens of interest. The resulting expanded T-cells are then characterized and held as inventory. From inventory, these cells can be selected, distributed and prepared for infusion in a partially human leukocyte antigen, or HLA, matched patient in approximately 3-5 days. Following administration, our T-cells home to their target, undergo target-controlled proliferation, eliminate diseased cells and eventually recede. Target-controlled proliferation means that our T-cells expand in number when they encounter diseased cells in a patient’s body that express the antigen the cells are designed to recognize.

We have two technology platforms. One of our technology platforms was developed from more than a decade of experience at Memorial Sloan Kettering Cancer Center, or MSK. The other was developed at QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in Australia. We licensed rights to certain know-how and T-cell product candidates from MSK in June 2015. Our most advanced product candidate, tabelecleucel, targets EBV. Tabelecleucel received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, and Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, and is currently being evaluated as monotherapy in two Phase 3 trials for the treatment of patients with EBV+ PTLD. We believe that tabelecleucel has the potential to be the first commercially available off-the-shelf T-cell immunotherapy and the first FDA and EMA approved therapy for EBV+ PTLD. With a European conditional marketing authorization application planned for the first half of 2019 and U.S. biologics licensing applications planned following the completion of one of our ongoing Phase 3 trials, we are currently developing the infrastructure to commercialize tabelecleucel globally in EBV+ PTLD. We are also evaluating the potential utility of tabelecleucel in patients with other EBV associated cancers, such as NPC, to continue its development in solid tumors. Additional product candidates derived from the collaboration with MSK are being developed to treat various cancers and severe viral infections.

In October 2015 and September 2016, we licensed rights to certain know-how and technology from QIMR Berghofer that are complementary to those we which was licensed from MSK. This know-how and technology uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as multiple sclerosis, or MS. We are also working with QIMR Berghofer on the development of EBV and other virally targeted T-cells. Through this technology, we are expanding the role of immunotherapy beyond oncology and viral infections to autoimmune disease. Our most advanced off-the-shelf T-cell product candidate utilizing this technology, ATA188, targets select antigens of EBV and is currently being evaluated in a Phase 1 trial in an initial cohort for the treatment of patients with progressive MS. In connection with the initial license from QIMR Berghofer, we received an option to exclusively license an autologous version of ATA188, also known as ATA190, which recently demonstrated clinical activity in a Phase 1 trial in progressive MS. We expect to broadly explore the utility of our targeted antigen recognition technology in EBV and other virally driven diseases, and additional product candidates derived from our collaboration with QIMR Berghofer are being developed.

Overall, we believe that Atara is a leading allogeneic T-cell immunotherapy company with a robust and late stage oncology pipeline and potentially transformative T-cell immunotherapies for MS and other viral diseases. With tabelecleucel poised to potentially become the first approved off-the-shelf T-cell therapy and a robust pipeline of high potential candidates, our ambition is to be recognized as the leader in off-the-shelf T-cell immunotherapy.

Tabelecleucel for EBV+ PTLD following HCT or SOT

Since its discovery as the first human oncovirus, EBV has been implicated in the development of a wide range of diseases, including lymphomas and other cancers. EBV is widespread in human populations and persists as a lifelong, asymptomatic infection. In healthy individuals, a small percentage of T-cells are devoted to keeping EBV in check. In contrast, immunocompromised patients, such as those undergoing hematopoietic cell transplants, or HCT, or solid organ transplants, or SOT, have a reduced ability to control EBV. Left without appropriate immune surveillance, EBV transformed cells can, in some patients, proliferate and cause an aggressive, life-threatening cancer called EBV+ PTLD. Nearly all cases of PTLD that occur following HCT are EBV positive while approximately 70% of PTLD cases that occur following SOT are EBV positive. Approximately 10-15% of PTLD patients are children. Patients with EBV+ PTLD are currently treated with rituximab or rituximab plus chemotherapy when systemic treatment is indicated, with approximately 50-60% of patients either not responding to or progressing following this first line of therapy. Historical studies suggest a high unmet medical need for improved therapies in patients with EBV+ PTLD who have failed rituximab. Median overall survival in patients with EBV+ PTLD following HCT who have failed rituximab-based first line therapy is 16-56 days, with a one-year survival rate of approximately 23% based on our evaluation of available historical outcomes data. One- and two-year survival following incomplete response to rituximab in patients with high-risk EBV+ PTLD after SOT is 36% and 0%, respectively. The use of chemotherapy in patients with EBV+ PTLD who have failed rituximab is frequently associated with significant rates of treatment-related mortality due to the frailty of the patients and severe toxicities associated with chemotherapy.

We believe that the global commercial opportunity for PTLD is attractive. We expect the number of EBV+ PTLD patients to grow over time as a result of increases in the number of transplant procedures and an increasing rate of PTLD following these procedures. Based on our market research, we estimate that in 2019, approximately 164,000 HCT and SOT transplant procedures are expected to be performed in the United States, the European Union, or EU, Australia, Canada, China, Japan, South Korea and Turkey, with this number expected to increase to approximately 207,000 by 2024, predominantly due to increases in bone marrow, peripheral blood and umbilical cord blood donation and more haploidentical transplants. Similarly, the number of cases of EBV+ PTLD is expected to increase from approximately 4,700 in 2019 to 6,000 in 2024 due to the use of more potent immuno-suppression in haploidentical transplants.

Our most advanced T-cell immunotherapy product candidate, tabelecleucel, is an allogeneic EBV-specific T-cell immunotherapy that is currently being investigated for the treatment of patients with EBV+ PTLD who have failed rituximab. In February 2015, the FDA granted tabelecleucel BTD in the treatment of patients with EBV+ PTLD after HCT who have failed rituximab. BTD is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In October 2016, tabelecleucel was accepted into the EMA PRIME regulatory pathway for the same indication, providing enhanced regulatory support. In addition, tabelecleucel has received orphan status in the United States and European Union for the treatment of patients with EBV+ PTLD following HCT or SOT. In December 2016, we announced that we had reached agreement with the FDA on the designs of two Phase 3 trials for tabelecleucel intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT and SOT in patients who have failed rituximab. In December 2017, following discussion with the FDA of manufacturing and comparability data generated on material manufactured by our contract manufacturing organization, we initiated these trials in the United States. We expect to expand these trials geographically to include Europe, Canada, and Australia.

The Phase 3 MATCH trial (EBV+ PTLD following HCT) is a multicenter, open label, single arm trial designed to enroll approximately 35 patients with EBV+ PTLD following HCT who have failed rituximab. The Phase 3 ALLELE trial (EBV+ PTLD following SOT) is a multicenter, open label trial with two non-comparative cohorts. Each cohort is designed to enroll approximately 35 patients. The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy. Both cohorts are planned to enroll concurrently. The primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate, or ORR, defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. The protocols are designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tabelecleucel exceeds 20% at the end of the study, then the trial would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming anticipated enrollment of 35 patients in MATCH, an observed ORR above approximately 37% would be expected to meet the primary endpoint. In ALLELE, each of the two cohorts with an anticipated enrollment of 35 patients will be analyzed separately with respect to the primary endpoint and, similarly, as an example, with 35 patients enrolled in either cohort, an observed ORR above approximately 37% would be expected to meet the primary endpoint. Secondary endpoints for both trials include duration of response, overall survival, safety, quality of life metrics, and other measures to evaluate its health economic impact. A safety committee will meet periodically to monitor for safety. Results from the first tabelecleucel Phase 3 study, or cohort in the case of ALLELE, to reach the primary endpoint are expected to be available in the first half of 2019.

In clinical trials conducted at MSK that have enrolled patients with EBV+ PTLD following HCT and SOT, efficacy following treatment with tabelecleucel monotherapy compared favorably with historical data in these patient populations. Patients with EBV+ PTLD after HCT who have failed rituximab and were treated with tabelecleucel had one-year overall survival of approximately 70% in two separate clinical trials. In the setting of EBV+ PTLD after SOT in patients who have failed rituximab, similar results were observed, with one-year overall survival of approximately 60% in tabelecleucel-treated patients. A response rate of greater than or equal to 50% was observed in HCT and SOT patients in these studies. In June 2016, we opened a multicenter expanded access protocol, or EAP, trial. The trial is currently open at more than ten clinical sites in the United States. The primary objective of this trial is to provide tabelecleucel monotherapy to patients with EBV-associated diseases or certain EBV positive malignancies for whom there are no other therapeutic options. Key secondary objectives include evaluation of efficacy and safety through a robust collection of data. We recently announced the presentation of positive interim results from this multicenter EAP trial at the 59th American Society of Hematology, or ASH, Annual Meeting. Efficacy results in 11 patients from the planned Phase 3 populations with EBV+ PTLD following HCT and SOT who had failed rituximab were consistent with the single-institution safety profile and response rates previously reported by our collaborating investigators at MSK. The response rates in both the five evaluable HCT patients treated in the EAP and the six evaluable SOT patients was greater than 70%. An additional patient with EBV+ PTLD following HCT remains alive but was not evaluable due to lack of post-baseline assessment. We believe these results are consistent with the tabelecleucel profile observed in the Phase 2 trials conducted at MSK. The Phase 3 trials for tabelecleucel are expected to enroll the same EBV+ PTLD patient populations. Tabelecleucel was generally well tolerated in this study population. In this study, five patients experienced treatment-related SAEs. One patient died due to PTLD disease progression. Two possibly related cases of graft versus host disease, or GvHD, in patients with EBV+ PTLD following HCT were reported. A tumor flare was observed in one patient with EBV+HIV-associated plasmablastic lymphoma that resolved without clinical sequelae.

With respect to the total safety population following treatment with tabelecleucel, few treatment-related SAEs have been observed. Among 173 patients treated with tabelecleucel in clinical trials, there have been 12 patients with possibly related SAEs, with no infusion related toxicities, no cytokine release syndrome and three possibly related cases of GvHD.

We are also pursuing marketing approval of tabelecleucel in the European Union. In March 2016, the EMA issued a positive opinion for orphan drug designation for tabelecleucel for the treatment of patients with EBV+ PTLD. In October 2016, the EMA Committee for Medicinal Products for Human Use and the Committee for Advanced Therapies granted tabelecleucel access to the EMA’s recently established PRIME regulatory initiative for the treatment of patients with EBV+ PTLD following HCT who have failed rituximab. PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need. In January 2017, we received parallel scientific advice from the EMA’s Scientific Advice Working Group and several national Health Technology Assessment agencies in the EU, including those in the United Kingdom, Germany and France. Based on these discussions, we plan to submit an application for Conditional Marketing Authorization, or CMA, of tabelecleucel in the treatment of patients with EBV+ PTLD following HCT who have failed rituximab in the first half of 2019. The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and supported by available data from our Phase 3 MATCH and ALLELE trials in patients with EBV+ PTLD after HCT and SOT who have failed rituximab, which will be ongoing at the time of filing.

In 2017, we began pre-commercial preparation to support the planned tabelecleucel EU CMA submission. For example, we are developing a proprietary, web-based, off-the-shelf delivery solution for commercial use that we call Atara MatchMe™. The Atara MatchMe system will be a portal for health care professionals and institutions that allows for order input including the provision of required patient HLA and other information, the execution of our cell selection algorithm, product shipment and tracking, as well as the capture of data on outcomes following treatment. In the first quarter of 2017, we also signed a lease for an approximately 90,580 square foot facility in Thousand Oaks, California. We are building out a multi-product cellular therapy manufacturing facility with operations expected to commence in 2018. Overall, we believe that tabelecleucel monotherapy has a compelling value proposition in the treatment of patients with EBV+ PTLD who have failed rituximab. We expect to pursue approvals globally for tabelecleucel in patients with EBV+ PTLD following HCT and SOT who have failed rituximab and may seek partners to aid in our commercialization efforts in select markets. In addition, we expect to pursue development of tabelecleucel in earlier lines of therapy, including first line EBV+ PTLD in combination with rituximab.

Tabelecleucel for nasopharyngeal carcinoma, or NPC

NPC, is a type of head and neck cancer that is primarily EBV associated. Standard treatment for NPC includes radiation therapy with or without platinum-based chemotherapy. In the setting of metastatic disease after the failure of chemotherapy, median survival is approximately five to 11 months based on historical data, and there are no approved therapeutic agents available to treat this disease today. Based on our market research, we estimate that in 2015 there were approximately 9,400 patients with metastatic or recurrent Type III NPC in the United States, the United Kingdom, France, Germany, Italy and Spain and approximately 93,000 in Asia. Treatment with tabelecleucel as a monotherapy has been evaluated in 14 patients with metastatic NPC after failure of one to three lines of chemotherapy in the studies conducted by MSKCC. An ORR of 21% was observed in these patients with one complete response and two partial responses. In addition, 11 of the 14 patients were alive at a median follow up of 18 months with a Kaplan-

Meier survival estimate of 84% at two years. Tabelecleucel was administered to this immune competent patient population without prior lymphodepleting chemotherapy. Additionally, evidence of T-cell expansion following administration was observed. In April 2017, we entered into an agreement with Merck (known as MSD outside of the United States and Canada) to provide drug supply for a trial sponsored and conducted by us to evaluate tabelecleucel in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA ® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC. The Phase 1/2 trial will evaluate the safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy of the combination and is planned for initiation in the second half of 2018.

Other T-Cell Programs

ATA188 and ATA190 for multiple sclerosis

MS is a chronic disorder of the central nervous system, or CNS, that disrupts the myelination and normal functioning of the brain, optic nerves and spinal cord through inflammation and tissue loss. The evolution of MS results in an increasing loss of both physical and cognitive (e.g., memory) function. This has a substantial negative impact on the approximately 2.3 million people worldwide affected by MS.

There are two categories of MS: progressive MS, or PMS; and relapsing-remitting MS, or RRMS. PMS is a severe form of MS with few therapeutic options. Within PMS there are two types of MS: secondary progressive MS, or SPMS; and primary progressive MS, or PPMS. According to the National Multiple Sclerosis Society, there are approximately one million people affected by PMS. Both types of PMS are characterized by persistent progression and worsening of MS symptoms and physical disability over time. PPMS occurs when the patient has a disease course characterized by steady and progressive worsening after disease onset. SPMS initially begins as RRMS, but once patients have continuous progression of their disease, they have developed SPMS. This is distinct from RRMS, where patients have flares of the disease that are followed by periods of recovery and quiescence during which the disease does not progress. There is substantial unmet medical need for new and effective therapies for patients with PMS. Most of the treatment options that work well in reducing the flares in RRMS have not been shown to be effective in slowing or reversing the progression of disability in PMS. The two approved therapeutic options for PMS patients have a modest impact on symptoms and disease progression and, therefore, we believe that unmet need remains. In the United States, mitoxantrone is approved for SPMS and ocrelizumab was approved in March 2017 for PPMS. Siponimod is currently being studied in Phase 3 trials for SPMS.

There is a strong biologic connection between EBV and MS. EBV is present in nearly all patients with MS. For example, in an international study of patients with clinically isolated syndrome, a CNS demyelinating event isolated in time that is compatible with the possible future development of MS, only one patient out of 1,407 was seronegative for, or not infected with, EBV. In addition, in separate studies, clusters of EBV infected B-cells and plasma cells were evident in the brains of MS patients but not found in brains of patients without MS. In these studies, the EBV infected B-cells and plasma cells were in close proximity to areas of active demyelination. Studies suggest that EBV positive B-cells and plasma cells in the CNS have the potential to catalyze an autoimmune response and the MS pathophysiology. In patients with MS, their T-cells may be unable to control EBV positive B-cells and plasma cells so that B-cells and plasma cells could then accumulate in the brain and generate antibodies that attack and destroy myelin, the protective layer that insulates nerves in the brain and spinal cord. This loss of myelin ultimately leads to MS symptoms. MS disease course has also been shown to correlate with measures of EBV activity. The role of B-cells in MS is supported by the recent approval by the FDA of ocrelizumab for PPMS which broadly targets B-cells through their expression of a cell surface marker known as CD20. Low vitamin D also suppresses T-cells and is associated with MS.

Our second T-cell immunotherapy product candidate, ATA188, is an off-the-shelf EBV-specific T-cell that utilizes a targeted antigen recognition technology that enables the T-cells we administer to selectively identify cells expressing the EBV antigens that we believe are important for the potential treatment of MS. We are also developing an autologous version of this product candidate that we call ATA190. ATA190 utilizes the same approach to targeted antigen recognition as ATA188. These product candidates are designed to selectively target only those cells which are EBV positive while sparing those that are not. We believe that eliminating only EBV positive B-cells, including plasma cells, has the potential to benefit some patients with MS through enhanced efficacy and a better side-effect profile. In October 2015, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell immunotherapy product candidates targeting EBV, including ATA188, utilizing technology and know-how developed by QIMR Berghofer. In connection with this license, we also received an option to exclusively license the autologous version of EBV product candidates, including ATA190.

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 trial with allogeneic ATA188 for patients with MS and in January 2018 received clearance of our investigational new drug, or IND, application from the FDA to proceed with patient enrollment at U.S. sites.  The primary objective of this Phase 1 trial is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the trial include measures of clinical improvement such as Expanded Disability Status Scale, or EDSS, and annualized relapse rate, or ARR, as well as MRI imaging. The trial is expected to enroll a total of 60 patients across the United States, Australia and Europe: 30 patients with PMS, either PPMS or SPMS, and 30 patients with RRMS. We expect to announce results from our ATA188 Phase 1 trial in patients with PMS in the first half of 2019.

In addition, based on the Phase 1 clinical results observed to date with ATA190, we believe the continued development of ATA190 will enhance our understanding of the potential therapeutic utility of targeting EBV in the treatment of MS and further inform and complement our development of ATA188, and we are planning a multicenter Phase 1/2 trial with ATA190 in PMS.

Our collaborating investigators at QIMR Berghofer are currently conducting a Phase 1 trial utilizing autologous ATA190 for the treatment of patients with PMS. We believe this is the first clinical trial to prospectively explore both the feasibility and potential utility of targeting EBV in MS. The trial is designed to:

•	enroll 10 patients: five with PPMS and five with SPMS;
•	assess the safety and tolerability of ATA190 in patients with PMS;
•	document preliminary evidence of efficacy through the evaluation of both clinically measured and patient reported changes in MS symptoms during and following treatment; and
•	determine if autologous ATA190 can be generated to clinical scale from the blood of patients with PMS.

Each patient receives four escalating doses of ATA190 over six weeks, with each individual dose given once every two weeks. Patients are followed for 20 weeks after the last dose. An abstract from our collaborating investigators describing interim results from this Phase 1 trial was selected for inclusion in the Emerging Science Program during the 69th American Academy of Neurology Annual Meeting in April 2017 and updated interim results for all ten patients were recently presented at the MSParis 2017 Congress, the 7th Joint Meeting of the European Committee for Treatment and Research in Multiple Sclerosis and the Americas Committee for Treatment and Research in Multiple Sclerosis.

Results presented include data on five SPMS patients and five PPMS patients. Clinical improvements were reported in six of the ten patients treated and these improvements were observed within two to fourteen weeks after the first dose. Three patients improved their EDSS score. EDSS is a method for quantifying disability and monitoring changes over time. Reduction in fatigue was a consistent observation in responding patients. Five of the six patients who showed clinical improvements received ATA190 with greater than or equal to 7% EBV reactivity, or T-cell reactivity against target EBV antigens following manufacturing. This suggests that EBV reactivity may be an important product characterization metric for future development. ATA190 was well-tolerated, and no significant treatment-related adverse events were observed. A summary of study results is highlighted in the table below.

Subject Age/Gender (MS Type)	EDSS[1] BL2/ Post Tx3	CD8+ T cell Reactivity to EBV	Observed Improvement
60 yo F (SPMS)	6.5/6.0	47%	Yes
60 yo M (PPMS)	5.0/3.5	31%	Yes
49 yo F (PPMS)	8.0/8.0	15%	Yes
61 yo M (SPMS)	6.5/6.5	10%	Equivocal
55 yo F (PPMS)	5.0/4.5	8%	Yes—still in follow up
46 yo M (SPMS)[4]	8.0/8.0	7%	Yes
42 yo F (PPMS)	6.5/7.0	3%	None
53 yo M (PPMS)	6.0/6.0	<1%	None
54 yo F (SPMS)	6.5/6.5	<1%	None
49 yo F (SPMS)	6.5/6.5	<1%	Mild

1	EDSS = Expanded Disability Scale Score.
2	BL = Baseline EDSS score prior to treatment with ATA190.
3	Post Tx = EDSS score following treatment with ATA190.
4	This patient received ATA190 under a compassionate use protocol approximately 4 years prior to entry into the Phase 1 trial.

Overall, we believe these results are encouraging and support the continued development of ATA188 and ATA190 in MS.

ATA520 for hematologic malignancies

Our third T-cell immunotherapy product candidate, ATA520, is an off-the-shelf  WT1 specific T-cell immunotherapy, that targets cancers expressing the antigen WT1 and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including hematological malignances as well as solid tumors. MSK has two Phase 1 clinical trials evaluating ATA520. The first trial is a dose escalation trial of ATA520 for residual or relapsed leukemia after HCT. The second trial is a dose escalation trial of ATA520 following T-cell depleted HCT for patients with relapsed or refractory multiple myeloma, including plasma cell leukemia, or PCL. Based on data from these trials, we intend to develop ATA520 in a select set of hematologic malignancies and solid tumors. Given the advances of our EBV-related pipeline programs in NPC and MS, as well as the opportunity to pursue a conditional marketing authorization in the EU for tabelecleucel, we expect to initiate an additional clinical trial with

ATA520 following the further process development of ATA520 as well as the clinical and regulatory advancement of tabelecleucel and ATA188.

ATA230 for CMV viremia and disease

Our fourth T-cell immunotherapy product candidate, ATA230, is an off-the-shelf CMV specific T-cell immunotherapy, that is in Phase 2 clinical trials for refractory CMV infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. We met with the FDA for an end of Phase 2 meeting to discuss late stage development of ATA230 for the treatment of anti-viral refractory or resistant CMV infection following either HCT or SOT. Our collaborating investigators presented updated ATA230 results from 50 post-transplant patients with refractory CMV viremia and disease, including those with disease in the central nervous system, at the 59th ASH Annual Meeting in Atlanta, Georgia, in December 2017. Results reported include a response rate of approximately 60% in all patients, which was similar in those with CMV viremia and disease. Patients who responded to ATA230 showed improved 6- and 12-month survival rates of approximately 80% and 60%, respectively, versus those patients who did not respond to treatment. One of the 32 patients who responded died of CMV disease. ATA230 was generally well tolerated. Five patients experienced grade 4 or higher adverse events deemed possibility related to ATA230. Recently, the FDA granted orphan drug designation for ATA230 for the treatment of CMV viremia and disease in immunocompromised patients as well as Rare Pediatric Disease Designation for the treatment of congenital CMV infection. The EMA has also granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity. Given the opportunity to pursue a CMA in the EU for tabelecleucel, we have decided to prioritize our EBV related programs ahead of ATA230 at this time, and plan to further evaluate our development strategy for ATA230 in 2018.

ATA621 for BK and JC virus associated diseases

Through our ongoing collaboration with QIMR Berghofer, we recently developed a new T-cell immunotherapy product candidate, ATA621, for BK and JC virus associated diseases. These two viruses are closely related and there are no available antiviral agents approved for use in BK or JC associated diseases. JC virus is associated with progressive multifocal leukoencephalopathy, or PML, which occurs in transplant, HIV and cancer patients as well as in patients treated with other immunosuppressive therapies, including certain therapies utilized for the treatment of MS. Based on our market research, we estimate that there are approximately 7,800 cases of PML annually, worldwide. BK virus is associated with hemorrhagic cystitis, or BKVHC, which mainly occurs following HCT or cyclophosphamide treatment as well as BK virus associated nephropathy, or BKVAN, which is a disease most commonly associated with kidney transplant. Based on Atara market research, we estimate that there are approximately 2,100 cases of BKVAN and 2,300 cases of BKVHC annually, worldwide. We are currently conducting investigational new drug application enabling manufacturing process development and plan to initiate a Phase 1 trial with ATA621 in 2019.

Our pipeline of product candidates is highlighted in the figure below.

Additional Platform Expansion Activities

We believe our T-cell technology platform will have utility beyond the current set of targets to which it has been directed. We expect to further research and develop additional cellular therapies, which may include T-cell programs targeted against other antigens as well as engineered T-cell immunotherapies such as chimeric antigen receptor, or CAR-T, cell programs. We believe that viral antigens are well suited to adoptive immunotherapy given that people with normal immune systems are able to mount robust responses to these viral targets, but immunocompromised patients and some cancer patients are not. We also intend to license or acquire additional product candidates or technologies to enhance our existing T-cell technology platform.

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

T-Cell Product Candidates

Should our T-cell product candidates be approved for use, we will face substantial competition. In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Early results from these trials have fueled continued interest in T-cell immunotherapy. In addition, if approved, our T-cell programs would compete with currently marketed drugs and therapies used for treatment of the following indications, and potentially with drug candidates currently in development for the same indications.

EBV+ PTLD

There are currently no FDA or EMA approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are currently used off-label in this setting. Companies and academic institutions that may license therapies to companies in the future are or may be developing new treatments. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could diminish the ability to market and sell tabelecleucel. The current treatment for EBV+ PTLD involves administration of rituximab as a single agent or in the SOT setting, in combination with chemotherapy regimens. Additionally, companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV associated diseases, including Cell Medica Ltd., or Cell Medica, which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder and Viracta Therapeutics, Inc., or Viracta, which has initiated Phase 1b/2 clinical trials for VRx-3996 in relapsed/refractory EBV+ lymphomas.

Multiple Sclerosis

Competition in the MS market is high with fourteen therapies approved for the treatment of RRMS in the United States and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by F. Hoffmann-La Roche, was approved for the treatment of relapsing MS in the United States and European Union.  There are numerous other development candidates in Phase 3 trials for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; Alkermes’ monomethyl fumarate prodrug ALKS 8700; Teva’s laquinimod, and Actelion’s next-generation sphingosine 1-phosphate receptor, or S1PR, agonist ponesimod.  Celgene recently reported positive results from Phase 3 clinical trials evaluating ozamimod, a S1PR agonist, in relapsing MS.

Only three therapies have been approved for the treatment of progressive MS.  Recently, Ocrevus® was approved in the United States and European Union for the treatment of PPMS.  Extavia® (marketed by Novartis) is approved in the United States and European Union for the treatment of SPMS.  Betaseron® (marketed by Bayer AG) is also approved in the European Union. Few therapies have been approved for progressive MS because many candidates have failed during clinical trial testing.  In the United States, there is one drug (mitoxantrone) approved to treat SPMS.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in clinical trials including a number of Phase 3 programs: MedDay SA is evaluating MD-1003, a concentrated form of biotin, for progressive MS; AB Science is evaluating masitinib, a tyrosine kinase inhibitor, for progressive MS; and Novartis is evaluating siponimod, an S1P1 modulator, for SPMS; and Actelion Pharmaceuticals is evaluating ponesimod, for SPMS.

Multiple Myeloma including Plasma Cell Leukemia

Several products are approved for the treatment of relapsed or refractory multiple myeloma, or MM, including immunomodulatory drugs, or IMIDs, such as Thalomid® (Celgene Corporation), Revlimid® (Celgene Corporation) and Pomalyst® (Celgene Corporation); monoclonal antibodies such as Darzalex® (Janssen Research & Development, LLC) and Empliciti® (Bristol Myers Squibb); and proteasome inhibitors such as Velcade® (Millennium Pharmaceuticals, Inc.) and Kyprolis® (Amgen Inc.).

A number of companies and institutions are pursuing development programs for relapsed or refractory MM.  These development programs include drug candidates being evaluated in clinical trials as a monotherapy or in combination with other approved agents.  In addition, many groups are developing novel T-cell therapies such as autologous CAR T-cell or autologous TCR T-cell candidates.  These include bluebird bio, Inc., which is conducting Phase 2 clinical trials testing bb2121, an anti-BCMA CART; Gilead Sciences, Inc., which is testing KTE-585, an anti-BCMA CART in Phase 1 clinical trials; Juno Therapeutics, which is testing an anti-BCMA CART in Phase 1 clinical trials; Autolus Limited, which is testing AUTO-2, a bi-specific anti-BCMA/TACI CART in Phase 1 clinical trials and Adaptimmune Therapeutics PLC, which is testing an anti-NY-ESO TCR in Phase 1/2 clinical trials.

CMV Infection

There are numerous approved products and therapies for the treatment of CMV infection, and a number of companies and academic institutions that may license therapies to companies in the future are or may be developing new treatments for CMV infection. These therapies, as well as promotional efforts by competitors and clinical trial results of competitive products, could significantly diminish any ability to market and sell the CMV T-cell immunotherapy. Drug therapies approved or commonly used for CMV infection include antiviral compounds such as Prevymis®, marketed by Merck & Co. Inc.; ganciclovir, valganciclovir, cidofovir or foscarnet.

Additionally, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases, including Shire Plc which is conducting Phase 3 clinical trials of maribavir, a UL97 protein kinase inhibitor; Vical Inc., recently announced ASP0113, a therapeutic bivalent plasma DNA CMV vaccine being evaluated in patients undergoing an allogeneic stem cell transplant, failed to meet primary or secondary endpoints in Phase 3 clinical trials.  In addition, Helocyte, Inc., is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine in patients undergoing an allogeneic hematopoietic stem cell transplant; Merck is conducting Phase 1 clinical trials for V160, a CMV DNA vaccine; VBI Vaccines Inc., has completed Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, is conducting Phase 1 clinical trials for HB101, a bivalent vaccine, ViraCyte, is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product; Fate Therapeutics is conducting a Phase 1/2 clinical trial for ProTmune, a small molecule programmed mobilized peripheral blood graft; Chimerix is conducting Phase 1 clinical trials for intravenous Brincidofovir (BCV IV), a nucleotide analog and Moderna Therapeutics is conducting Phase 1 clinical trials for mRNA-1647, an mRNA based prophylactic vaccine.

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

We seek composition-of-matter and/or associated method patents, including method-of-treatment patents, for each of our product candidates in key therapeutic areas. The United States patent system permits the filing of provisional and non-provisional patent applications.  A provisional patent application is not examined for patentability by the USPTO and automatically expires 12 months after its filing date.  As a result, a provisional patent application cannot mature into an issued patent.  Provisional patent applications are often used, among other things, to establish an early effective filing date for a later-filed non-provisional patent application.  A non-provisional patent application is examined by the USPTO and can mature into a patent once the USPTO determines that the claimed invention meets the standards of patentability.

Individual patents extend for varying periods of time depending on the date of filing of the patent application, the priority date claimed and the legal term of patents as determined by the applicable law in the countries in which those patents are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. Additionally, patent term adjustments can extend term to account for certain delays by the U.S. Patent and Trademark Office, or USPTO, during prosecution before that office. The duration of non-U.S. patents varies in accordance with provisions of applicable local law, but typically, the life of a non-U.S. patent is 20 years from the earliest international filing date, not inclusive of any patent term extension that may be available. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Our global patent estate consists of both issued patents and pending patent applications and includes wholly-owned patent applications, in-licensed patents and patent applications to which we generally hold exclusive commercial rights, and patents and patent applications to which we hold an exclusive option to license commercial rights. Regarding our tabelecleucel for EBV+PTLD following HCT or SOT, tabelecleucel for NPC, ATA188, ATA190, ATA520, ATA230 and ATA621 programs, and our platform technologies underlying these programs, our global patent estate is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 25 patent families having a total of 95 issued patents or patent applications.  The issued patents and patent applications (if issued) of our global patent estate are expected to expire between 2023 and 2038, not inclusive of any patent term extension that may be available is any associated jurisdiction.

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

Our T-cell immunotherapy product candidates, including tabelecleucel (formerly known as ATA129), are regulated by the FDA as biologics, reviewed by the Center for Biological Evaluation and Research, and will require the submission of BLAs and approval by the FDA prior to being marketed in the United States. For T-cell immunotherapy trials conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the recombinant DNA advisory committee, or RAC, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

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
•

satisfactory completion of an FDA preapproval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current good manufacturing practices, or cGMP and in the case of our T-cell immunotherapy product candidates, good tissue practices, or GTP; and

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

Expedited Review and Approval

The FDA has various programs, including Fast Track and Regenerative Medicine Advanced Therapy, or RMAT, priority review and accelerated approval, which are intended to expedite or simplify the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track and RMAT are processes designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track, RMAT, and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial.

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

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress also could consider additional legislation to repeal or replace other elements of the Affordable Care Act. Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Recent budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Manufacturing

Our initial strategy is to outsource the manufacturing, packaging, labeling, storage, and distribution for our preclinical studies and clinical trials. In selecting contract manufacturing organizations, or CMOs, to manufacture our product candidates, we generally strive to select the CMO based on the particular technical needs of the product candidate and quality and regulatory compliance. In addition, we aim to work with CMOs that possess the requisite scale, expertise and experience to support clinical as well as commercial product manufacturing. We have transferred the manufacturing processes for tabelecleucel (formerly known as ATA129) from MSK to our CMO.  The transfer of manufacturing processes to our CMO includes modifications to the processes, improvements in the manufacturing process as well as product testing. Moreover, we are currently developing commercial-scale manufacturing processes for tabelecleucel for the Phase 3 trials, with the proposed dose and schedule to be used in clinical practice and at a cost sufficient to support profitable commercialization. In December 2017, following discussion with the FDA of manufacturing and comparability data generated on material manufactured by our contract manufacturing organization, we initiated these trials in the United States.

We are building our own manufacturing facility, which is designed to support clinical production and ultimately commercialization of tabelecleucel, if approved.  In addition, we would expect our facility to support the supply needs for our other cellular therapy product candidates.  We would expect to maintain our relationships with our CMOs in order to have redundant sources of supply.  Our internal capabilities and experience in manufacturing encompass a broad range of activities including cell line development, process, analytical and formulation development, clinical and commercial scale GMP manufacturing, quality control and quality assurance. We are building the internal technical expertise in the manufacture of cellular therapeutics through hiring well experienced staff.  This breadth of experience will allow us to effectively oversee our own manufacturing facility as well as direct the activities of our contract manufacturers and testing facilities. Benefits of owning our own facility may include improved cost of goods, increased control and oversight of manufacturing and supply chain activities, greater control over maintenance and management of production capacity across multiple products, development of redundant supply capabilities to reduce risk, and reduced reliance on third parties.

Our T-cell product candidates require blood from healthy, consenting third-party donors as starting materials. The manufacturing process involves co-culturing and incubating viral or cancer specific antigen transformed B-cells collected from the blood of third party-donors with T-cells collected from the same donor, all under Good Tissue Practices, or GTPs. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Employees

As of February 15, 2018, we had 185 full-time employees consisting of research and development, regulatory affairs, technical operations, commercial operations, medical affairs and general administrative functions. We consider our relations with our employees to be good.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2017, we reported a net loss of $119.5 million and we had an accumulated deficit of $296.7 million as of December 31, 2017.

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

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical trials, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving cancer immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical trials;
•	complete and submit BLAs to the FDA and obtain U.S. regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities in Europe, Asia and other jurisdictions;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set commercially viable prices for our products, if any;
•	establish and maintain adequate supply with sufficient breadth to treat patients
•

establish and maintain manufacturing relationships with reliable third parties or build our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	develop manufacturing and distribution processes for our novel T-cell immunotherapy product candidates;
•	develop commercial quantities of our products at acceptable cost levels;
•	achieve market acceptance of our products, if any;
•	attract, hire and retain qualified personnel;
•	protect our rights in our intellectual property portfolio;
•	develop a commercial organization capable of sales, marketing and distribution for any products we intend to sell ourselves in the markets in which we choose to commercialize on our own; and
•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets.

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from QIMR Berghofer, including ATA188 and ATA190, which are in development for the treatment of MS. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with each of MSK and QIMR Berghofer, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical trials are successful;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical trials in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first half of 2020. As of December 31, 2017, we had total cash, cash equivalents and short-term investments of $166.1 million, and in January 2018, we completed an underwritten public offering, resulting in net proceeds to us of approximately $131.4 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to the Development of Our Product Candidates

We are very early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.

We are very early in our development efforts, and only a small number of our product candidates are in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are tabelecleucel (formerly known as ATA129), for which we recently initiated Phase 3 clinical trials in the United States, ATA188, which is in a Phase 1 clinical trial, ATA190, which is in a Phase 1 clinical trial conducted by QIMR Berghofer, and ATA230, which is in Phase 2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Our T-cell immunotherapy product candidates, represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our inability to achieve regulatory approval or commercialization of our product candidates.

Our future success is dependent on the successful development of T-cell immunotherapies in general and our product candidates in particular. Because these programs represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T-cell immunotherapies;
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
•

sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process these product candidates that are free from viruses and other pathogens that may increase the risk of adverse side effects;

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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe and effective, comparable to those T-cells produced by MSK or QIMR Berghofer historically, scalable or profitable.

Moreover, actual or perceived of safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tabelecleucel, ATA520, ATA188, ATA190, ATA230 or any of our other product candidates in any particular jurisdiction. Tabelecleucel has been predominantly evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. For example, the primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. In contrast, the prior MSK trials did not include response confirmation. The findings may not be reproducible in multi-center trials we conduct. For regulatory approvals, we are using independent radiologist and/or oncologist assessment of responses which may not correlate with the MSK reported assessments. In addition, the Phase 2 clinical trials with tabelecleucel enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of tabelecleucel in the treatment of a single disease state for which we may later seek approval. Moreover, final trial results may not be consistent with interim trial results. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical trial with an autologous product candidate may not yield the same or better results with an allogeneic product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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
•

difficulties in manufacturing or obtaining from third parties sufficient quantities and breadth of appropriate partially HLA matched cell line from among the available T-cell lines to start or to use in clinical trials;

•

lack of adequate funding to continue a trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical trial.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, risk that we do not have an appropriately matched HLA cell line, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of tabelecleucel, ATA188, ATA520, ATA230 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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
•

regulatory authorities may require additional warnings on the label or limit access of such product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment that could diminish the usage or otherwise limit the commercial success of such products;

•	we may be required to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be sued and held liable for harm caused to subjects or patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Both the FDA and the EMA have granted us orphan status for tabelecleucel for EBV+ PTLD after HCT or SOT. EMA has granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity and FDA has granted us orphan status for the ATA230 for the treatment of CMV viremia and disease in immunocompromised patients.

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

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, current Good Clinical Practices, or GCP, current good tissue practices, or cGTP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Although treatment with EBV specific T-cells is recognized as a recommended treatment for persistent or progressive EBV+ PTLD as set forth in the 2017 National Comprehensive Cancer Network Guidelines, future guidelines from governmental agencies, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases may relate to such matters as product usage, dosage, and route of administration and use of related or competing therapies. Changes to these recommendations or other guidelines advocating alternative therapies could result in decreased use of our product candidates, which may adversely affect our results of operations.

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

Concurrent with the license of our existing product candidates, we acquired manufacturing process know-how and certain intermediates, as well as certain supplies intended for clinical use, from MSK and QIMR Berghofer. To facilitate the manufacture of additional drug product for our Phase 3 clinical trials using the MSK manufacturing testing and process know-how, we undertook the process of transferring this know-how to our CMO. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and our CMOs will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for studies, trials and commercial launch readiness.  We cannot be certain that all relevant know-how has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced by MSK with that generated by our CMO. The inability to manufacture comparable drug product by us or our CMO could delay the continued development of our product candidates.  Although we believe we have manufactured material that is comparable to that previously produced by MSK, the FDA, EMA, and other comparable regulatory authorities may not agree.

The processes by which our product candidates are manufactured were initially developed by MSK or QIMR Berghofer for clinical purposes. We and our CMO intend to evolve these existing processes for more advanced clinical trials or commercialization. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

Additionally, the process of manufacturing biologics and cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because our T-cell immunotherapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Such contaminations could also increase the risk of adverse side effects. Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

Any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community, and cancer treatment centers, which could adversely affect our ability to operate our business and our results of operations.

We intend to manufacture at least a portion of our product candidates ourselves. Delays in building, commissioning and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

In February 2017, we entered into a lease to build a manufacturing facility in Thousand Oaks, California, which we intend to use to manufacture preclinical and clinical trial materials for our product candidates. This new manufacturing facility is expected to be completed to support clinical production in 2019. This project may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If construction or regulatory approval of our new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth. Cost overruns associated with constructing our manufacturing facility could require us to raise additional funds from other sources.

In addition to the similar manufacturing risks described in "Risks Related to Our Dependence on Third Parties," our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to such cGMP and GTP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our drugs. We also may encounter problems with the following:

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for ATA520 as well as perform the analysis, publication and presentation of data and results related to this program and the tabelecleucel and ATA230 programs.  We also rely on studies previously conducted by MSK. Our collaborating investigators at QIMR Berghofer manage the conduct of the ongoing clinical trials for ATA190. We are utilizing a CRO for our EAP trial of tabelecleucel and for our open Phase 3 trials for EBV+ PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of our partners or CROs, fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

Our internal capacity for clinical trial execution and management is limited and therefore we have relied on third parties. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all. Other data from studies or trials previously conducted by MSK or QIMR Berghofer may emerge in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We have limited experience manufacturing our product candidates on a clinical scale and no experience manufacturing on a commercial scale. We are, and expect to continue to be, dependent on third parties for the manufacturing of our product candidates and our supply chain, and if we experience problems with any of these third parties, the manufacturing of our product candidates could be delayed.

We do not currently operate our own facilities for the manufacturing of our product candidates.  In the case of tabelecleucel, we currently rely on our CMO for the production of this product candidate and the acquisition of materials incorporated in or used in the manufacturing or testing of these product candidates. In the case of ATA230, we currently rely on MSK for the production of this product candidate and acquisition of the materials incorporated in or used in the manufacturing or testing. In the case of ATA520, we currently rely on our CMO for the production of this product candidate.  In the case of ATA188 and ATA190, we currently rely on an affiliate of QIMR Berghofer for the production of these product candidates and acquisition of the materials incorporated in or used in the manufacturing or testing. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with such CMOs or partners, we cannot control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. To meet our projected needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of ATA188, ATA190, ATA520 and ATA230, we will need to transition the manufacturing of such materials to a CMO and/or our own facility, and such CMOs or we will need to develop relationships with suppliers of critical starting or other materials, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements.  We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMO.  For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 trials.  We have generated comparability data using our refined assays and cell lines produced by our CMO which data we believe supports the demonstration of comparability, and we recently initiated the Phase 3 trials in the U.S. following discussions with FDA.

If we are not able to successfully transfer this know-how and produce comparable product candidates our ability to further develop and manufacture our product candidates may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing processes for our T-cell immunotherapy product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. In February 2017, we entered into a lease agreement to build our own cellular therapy manufacturing facility in Thousand Oaks, CA.  At this facility, we intend to manufacture our product candidates for clinical or commercial use, if approved.  Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our compounds at costs, or in quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

We rely upon a combination of patents, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. The T-cell immunotherapy product candidates and platform technology we have licensed from MSK and QIMR Berghofer are protected primarily as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

We have in-licensed a significant portion of our intellectual property from MSK and QIMR Berghofer. If we breach any of our license agreements with MSK or QIMR Berghofer, we could lose the ability to continue the development and potential commercialization of one or more of our product candidates.

We hold rights under license agreements with MSK and QIMR Berghofer that are important to our business. Our discovery and development platform is built, in part, around patent rights exclusively in-licensed from MSK and QIMR Berghofer. The MSK agreement generally grants us an exclusive license to research, develop, make, use, offer for sale, sell and import, tabelecleucel, ATA520 and ATA230. Under our existing MSK license agreement, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and MSK regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and MSK may have a right to terminate the affected license. The loss our license agreement with MSK could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

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

In addition to seeking the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and other elements of our technology, discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. The T-cell immunotherapy product candidates and platform technology we have licensed from MSK and QIMR Berghofer are protected primarily as confidential know-how and trade secrets. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, including by enabling them to develop and commercialize products substantially similar to or competitive with our product candidates, thus eroding our competitive position in the market. Trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community, including cancer treatment centers. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our novel T-cell immunotherapy product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA or EMA approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV associated diseases including: Cell Medica Ltd., which is conducting Phase 1 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder and Viracta Therapeutics, Inc., or Viracta, which has initiated Phase 1b/2 clinical trials for VRx-3996 in relapsed/refractory EBV+ lymphomas. In addition, Tessa Therapeutics Pte Ltd. is developing TT10, an autologous EBV specific T-cell therapy, which is currently being evaluated in Phase 3 clinical trials for the treatment of nasopharyngeal carcinoma.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases.  These companies and academic institutions are in various stages of development with their product candidates with Merck & Co, Inc. completing Phase 3 clinical trials of letermovir, a CMV terminase inhibitor; Shire Plc which is conducting Phase 3 clinical trials of maribavir, a UL97 protein kinase inhibitor; Vical Inc., recently announced ASP0113, a therapeutic bivalent plasma DNA CMV vaccine being evaluated in patients undergoing an allogeneic stem cell transplant, failed to meet primary or secondary endpoints in Phase 3 clinical trials.  In addition, Helocyte, Inc., is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine in patients undergoing an allogeneic hematopoietic stem cell transplant; a monoclonal antibody combination therapy; Merck is conducting Phase 1 clinical trials for V160, a CMV DNA vaccine; VBI Vaccines Inc., has completed Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, is conducting Phase 1 clinical trials for HB101, a bivalent vaccine, ViraCyte, is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product; Fate Therapeutics is conducting a Phase 1/2 clinical trial for ProTmune, a small molecule programmed mobilized peripheral blood graft; Chimerix is conducting Phase 1 clinical trials for intravenous Brincidofovir (BCV IV), a nucleotide analog and Moderna Therapeutics is conducting Phase 1 clinical trials for mRNA-1647, an mRNA based prophylactic vaccine.

Competition in the MS market is high with fourteen therapies approved for the treatment of relapsing-remitting multiple sclerosis (RRMS) in the U.S. and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by F. Hoffmann-La Roche, was approved for the treatment of relapsing MS in the U.S. and European Union.  There are numerous other development candidates in Phase 3 trials for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; Alkermes’ monomethyl fumarate prodrug ALKS 8700; Teva’s laquinimod, and Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  Celgene recently reported positive results from Phase 3 clinical trials evaluating ozamimod, a S1PR agonist, in relapsing MS.

Only three therapies have been approved for the treatment of progressive MS.  Recently, Ocrevus® was approved in the U.S. and European Union for the treatment of primary progressive MS (PPMS).  Extavia® (marketed by Novartis) is approved in the U.S. and European Union for the treatment of secondary progressive MS (SPMS).  Betaseron® (marketed by Bayer AG) is also approved in the European Union. Few therapies have been approved for progressive MS because many candidates have failed during clinical trial testing.  In the U.S., there is one drug (mitoxantrone) approved to treat SPMS.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in clinical trials including a number of Phase 3 programs: MedDay SA is evaluating MD-1003, a concentrated form of biotin, for progressive MS; AB Science is evaluating masitinib, a tyrosine kinase inhibitor, for progressive MS; and Novartis is evaluating siponimod, an S1P1 modulator, for SPMS; and Actelion Pharmaceuticals is evaluating ponesimod, for SPMS.

Several products are approved for the treatment of relapsed or refractory multiple myeloma (MM) including immunomodulatory drugs (IMIDs) such as Thalomid® (Celgene Corporation), Revlimid® (Celgene Corporation) and Pomalyst® (Celgene Corporation); monoclonal antibodies such as Darzalex® (Janssen Research & Development, LLC) and Empliciti® (Bristol Myers Squibb); and proteasome inhibitors such as Velcade® (Millennium Pharmaceuticals, Inc.) and Kyprolis® (Amgen Inc.).

A number of companies and institutions are pursuing development programs for relapsed or refractory MM.  These development programs include drug candidates being evaluated in clinical trials as a monotherapy or in combination with other approved agents. In addition, many groups are developing novel T-cell therapies such as autologous CAR T-cell or autologous TCR T-cell candidates.  These include bluebird bio, Inc., which is conducting Phase 2 clinical trials testing bb2121, an anti-BCMA CART; Gilead Sciences, Inc., which is testing KTE-585, an anti-BCMA CART in Phase 1 clinical trials; Juno Therapeutics, which is testing an anti-BCMA CART in Phase 1 clinical trials; Autolus Limited, which is testing AUTO-2, a bi-specific anti-BCMA/TACI CART in Phase 1 clinical trials and Adaptimmune Therapeutics PLC, which is testing an anti-NY-ESO TCR in Phase 1/2 clinical trials.

Many of the approved or commonly used drugs and therapies for EBV+ PTLD, CMV and relapsed or refractory multiple myeloma are well-established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of these product candidates is approved, it will be priced at a significant premium over competitive generic products. This pricing premium may make it difficult for us to differentiate these products from currently approved or commonly used therapies and impede adoption of our product, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

As of February 15, 2018, we had 185 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, privacy and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Our internal computer systems, and those of MSK, QIMR Berghofer, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses, or NOLs, to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2017, we reported U.S. federal and state NOLs of approximately $76.0 million, $231.4 million, respectively. These federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2017 and concluded that we have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOL’s and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOL’s generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOL’s may harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through December 31, 2017, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are currently located in South San Francisco, California and consists of approximately 13,670 square feet of leased office space.  The lease is expected to expire in April 2021. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019. In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The term of the lease commences upon the substantial completion of landlord’s work as defined under the agreement, which is currently estimated to be in the second quarter of 2018. Upon the commencement of the lease, the initial term of the lease is fifteen years.

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

Year ended December 31, 2016	High	Low
First Quarter	$26.00	$13.31
Second Quarter	$23.25	$14.29
Third Quarter	$25.73	$19.00
Fourth Quarter	$21.85	$12.45

Year ended December 31, 2017	High	Low
First Quarter	$23.00	$12.45
Second Quarter	$21.20	$11.80
Third Quarter	$17.55	$13.00
Fourth Quarter	$21.80	$12.65

On February 15, 2018, there were 11 stockholders of record of our common stock and the closing price of our common stock was $47.05 per share as reported on The Nasdaq Global Select Market. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Stock Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on October 16, 2014 (the date our common stock began trading on The Nasdaq Global Select Market) and continuing through December 31, 2017. The graph assumes our closing sale price on October 16, 2014 of $10.65 per share as the initial value of our common stock for indexing purposes. Points on the graph represent the performance as of the last business day of each of the fiscal quarters indicated.

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

Item 6. Selected Consolidated and Combined Financial Data

The following selected consolidated and combined financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated and combined financial statements. The consolidated financial statements of the Company as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended	Year ended	Year ended	Year ended	Year ended
Consolidated and Combined Statements of Operations	December 31,	December 31,	December 31,	December 31,	December 31,
and Comprehensive Loss Data:	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$81,206	$56,514	$41,618	$15,446	$4,859
General and administrative	40,326	24,728	16,830	12,710	3,756
Total operating expenses	121,532	81,242	58,448	28,156	8,615
Loss from operations	(121,532)	(81,242)	(58,448)	(28,156)	(8,615)
Interest and other income, net	2,027	2,203	1,218	125	12
Loss before provision for income taxes	(119,505)	(79,039)	(57,230)	(28,031)	(8,603)
Provision (benefit) for income taxes	(14)	10	(9)	(25)	170
Net loss	$(119,491)	$(79,049)	$(57,221)	$(28,006)	$(8,773)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	32	335	(418)	(100)	—
Comprehensive loss	$(119,459)	$(78,714)	$(57,639)	$(28,106)	$(8,773)
Basic and diluted net loss per common share	$(4.00)	$(2.75)	$(2.24)	$(5.62)	$(9.08)

	As of December 31,
Consolidated and Combined Balance Sheet Data:	2017	2016	2015	2014	2013
		(In thousands)
Cash, cash equivalents and short-term investments	$166,096	$255,682	$320,482	$104,116	$51,615
Working capital	$144,544	$250,878	$314,888	$103,302	$50,284
Total assets	$217,779	$263,914	$324,975	$106,122	$51,828
Long-term liabilities	$12,269	$503	$166	$216	$230
Convertible preferred stock	$-	$-	$-	$-	$61,091
Total stockholders' equity (deficit)	$177,864	$253,736	$315,100	$103,182	$(11,017)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Atara Biotherapeutics is a leading T-cell immunotherapy company developing novel treatments for patients with cancer, autoimmune and viral diseases. The Company's off-the-shelf, or allogeneic, T-cells are bioengineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment. Atara's T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells. Atara's most advanced T-cell immunotherapy in development, tabelecleucel (formerly known as ATA129), is being developed for the treatment of patients with Epstein-Barr virus (EBV) associated post-transplant lymphoproliferative disorder (EBV+ PTLD), who have failed rituximab, as well as other EBV associated hematologic and solid tumors, including nasopharyngeal carcinoma (NPC). Off-the-shelf ATA188 and autologous ATA190, the Company's T-cell immunotherapies using a complementary targeted antigen recognition technology, target specific EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS). Atara's clinical pipeline also includes ATA520 targeting Wilms Tumor 1 (WT1) and ATA230 directed against cytomegalovirus (CMV).

Our technology allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous, or patient-derived, treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile, and, unlike many other T-cell programs, there is no requirement for pre-treatment before our cells are administered nor is there extended monitoring following administration. For example, in our ongoing trials with our most advanced product candidate, tabelecleucel, patients are monitored for two hours following receipt of tabelecleucel. Our T-cell immunotherapy platform is applicable to a broad array of targets and diseases. With more than 200 patients treated across the platform, we have observed clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases. We have also observed a safety profile characterized by few treatment-related serious adverse events, or SAEs, and no evidence of cytokine release syndrome to date.

Our T-cell immunotherapy product candidates are engineered from cells donated by healthy individuals with normal immune function. Once cells are collected from a donor, they are bioengineered to expand those T-cells that recognize the antigen of interest. The resulting expanded T-cells are then characterized and held as inventory. From inventory, these cells can be selected, distributed and prepared for infusion in a partially human leukocyte antigen, or HLA, matched patient in approximately 3-5 days. Following administration, our T-cells home to their target, undergo target-controlled proliferation, eliminate diseased cells and eventually recede. Target-controlled proliferation means that our T-cells expand in number when they encounter diseased cells in a patient’s body that express the antigen the cells are designed to recognize.

We have two technology platforms. One of our technology platforms was developed from more than a decade of experience at Memorial Sloan Kettering Cancer Center, or MSK. The other was developed at QIMR Berghofer Medical Research Institute, or QIMR Berghofer, in Australia. We licensed rights to certain know-how and T-cell product candidates from MSK in June 2015. Our most advanced product candidate, tabelecleucel, targets Epstein-Barr virus, or EBV. Tabelecleucel received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, and Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, and is currently being evaluated as monotherapy in two Phase 3 trials for the treatment of patients with EBV associated post-transplant lymphoproliferative disease, or EBV+ PTLD who have failed rituximab. We believe that tabelecleucel has the potential to be the first commercially available off-the-shelf T-cell immunotherapy and the first FDA and EMA approved therapy for EBV+ PTLD. With a European conditional marketing authorization application planned for the first half of 2019 and U.S. biologics licensing applications planned following the completion of one of our ongoing Phase 3 trials, we are currently developing the infrastructure to commercialize tabelecleucel globally in EBV+ PTLD. We are also evaluating the potential utility of tabelecleucel in patients with other EBV associated cancers, such as nasopharyngeal carcinoma, or NPC, to continue its development in solid tumors. Additional product candidates derived from the collaboration with MSK are being developed to treat various cancers and severe viral infections.

In October 2015 and September 2016, we licensed rights to certain know-how and technology from QIMR Berghofer that is complementary to that which was licensed from MSK. This know-how and technology uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as multiple sclerosis, or MS. We are also working with QIMR Berghofer on the development of EBV and other virally targeted T-cell immunotherapies. Through this technology, we are expanding the role of immunotherapy beyond oncology and viral infections to autoimmune disease. Our most advanced off-the-shelf T-cell product candidate utilizing this technology, ATA188, targets select antigens of EBV and is currently being evaluated in a Phase 1 trial initially for the treatment of patients with progressive MS. In connection with the initial license from QIMR Berghofer, we received an option to exclusively license an autologous version of ATA188, also known as ATA190, which recently demonstrated clinical activity in a Phase 1 trial in progressive MS. We expect to broadly explore the utility of our targeted antigen recognition technology in EBV and other virally driven diseases, and additional product candidates derived from our collaboration with QIMR Berghofer are being developed.

Overall, we believe that Atara is a leading allogeneic T-cell immunotherapy company with a robust and late stage oncology pipeline and potentially transformative T-cell immunotherapies for MS and other viral associated diseases. With tabelecleucel poised to potentially become the first approved off-the-shelf T-cell therapy and a robust pipeline of high potential candidates, our ambition is to be recognized as the leader in off-the-shelf T-cell immunotherapy.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

We have never generated revenues and have incurred losses since inception. Our net losses were $119.5 million, $79.0 million and $57.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $296.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2017, our cash, cash equivalents and short-term investments totaled $166.1 million, which we intend to use to fund our operations. In January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock at $18.25 per share, resulting in net proceeds to us of approximately $131.4 million.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	initiating sites and enrolling patients in tabelecleucel Phase 3 clinical trials for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	continuing development of ATA190 and enrolling patients to the Phase 1 trial of ATA188 in MS;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including PCL, and solid tumors;
•	continuing to develop our product candidates in additional indications, including tabelecleucel for NPC;
•	continuing to develop other product candidates, including ATA621 for JCV and BK-associated diseases; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant judgments and estimates are detailed below, and our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements.

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

For the years ended December 31, 2017 and 2016, there were no material changes from our estimates of accrued research and development expenses.

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

A 10% change in accrued research and development expenses could have impacted our net loss by $0.4 million for 2017.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock agreements, or RSAs, restricted stock units, or RSUs, stock options and an employee stock purchase plan. See Note 2– “Summary of Significant Accounting Policies” and Note 8 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for RSAs, grants of RSUs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant for employee awards and the date when the service performance is completed for non-employees. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.  For employees’ awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For non-employees’ awards with performance-based vesting criteria, we assess all possible outcomes at the end of each reporting period and recognize the lowest aggregate fair value in the range of possible outcomes. The lowest value in the range of possible outcomes may be zero. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation for awards with performance and other vesting criteria is recognized as expense under the accelerated graded vesting model.

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

Accounting for Income Taxes

See Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2017.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $47.3 million as of December 31, 2017 related primarily to net operating losses and stock-based compensation.

Income Taxes

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred taxes and related disclosures for the reduction in corporate tax rate and adjustments to the expected deductibility of executive compensation. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit as a result of the Tax Act. Due to accumulated foreign deficits the Company does not expect a current inclusion in U.S. federal taxable income for the transition tax on earnings of controlled foreign corporations.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the key estimates on the deferred tax remeasurement and the impact of the changes to the deductibility of executive compensation to be provisional due to expected forthcoming guidance from federal and state tax authorities, our continuing analysis of final year-end data and tax positions, as well as further guidance expected for the associated income tax accounting. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

Results of Operations

Comparison of the Years Ended December 31, 2017, 2016 and 2015

Research and development expenses by program for the periods indicated were as follows:

	Year Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
	(in thousands)
Tabelecleucel (formerly known as ATA129)	$15,078	$8,821	$970	$6,257	7,851
ATA188	2,697	-	-	2,697	-
ATA230	2,493	2,572	78	(79)	2,494
T-cell manufacturing and other T-cell program expenses	22,239	18,673	9,123	3,566	9,550
Molecular program expenses	389	1,110	18,511	(721)	(17,401)
Employee and overhead costs	38,310	25,338	12,936	12,972	12,402
Total research and development	$81,206	$56,514	$41,618	$24,692	$14,896

Tabelecleucel costs were $15.1 million in 2017 as compared to $8.8 million in 2016 and $1.0 million in 2015. The increases in 2017 and 2016 were primarily due to manufacturing and outside service costs related to the preparation for the two Phase 3 clinical trials of tabelecleucel in patients with EBV+ PTLD who have failed rituximab and ongoing costs for our tabelecleucel EAP clinical trial, which was initiated in mid-2016. We anticipate that tabelecleucel costs will increase in 2018 due to the initiation of two Phase 3 clinical trials for this product candidate in December 2017.

ATA188 costs were $2.7 million in 2017 as compared to zero in 2016 and 2015. The increase in 2017 was primarily related to clinical manufacturing and preparations for the Phase 1 clinical trial of allogeneic ATA188, which was initiated in October 2017. We anticipate that ATA188 costs will increase in 2018 as the Phase 1 trial expands into additional territories.

ATA230 costs were $2.5 million in 2017 as compared to $2.6 million in 2016 and $0.1 million in 2015. The decrease in 2017 was primarily due to decreased clinical trial activity in the year. The increase in 2016 was primarily related to outside services costs associated with the Phase 2 clinical trial for this product candidate. We anticipate that ATA230 costs will decrease in 2018 as we are prioritizing our EBV related programs ahead of ATA230 at this time.

T-cell manufacturing and other T-cell program expenses were $22.2 million in 2017 as compared to $18.7 million in 2016 and $9.1 million in 2015. The increase of $3.5 million in 2017 was primarily due to increased tabelecleucel production to prepare for the pivotal trials and increased spending on our BKV and HPV programs through our collaboration with QIMR Berghofer. The increase of $9.6 million in 2016 was primarily due to an increase of $14.1 million for manufacturing-related activities, including the technical transfer of tabelecleucel manufacturing to a third party CMO, partially offset by a $4.5 million license payment made to MSK in 2015. Expenses in 2016 included cash payments to QIMR Berghofer of $3.3 million related to the license of additional T-cell immunotherapy programs and the option to license additional technologies from them. Expenses in 2015 included a $4.5 million cash payment to MSK to exercise our option to license certain T-cell immunotherapy programs, and $3.0 million paid to QIMR Berghofer for an exclusive, worldwide license to develop and commercialize allogeneic T-cell immunotherapy programs utilizing technology and know-how developed by them. We anticipate that T-cell manufacturing and other T-cell program expenses will continue to increase in 2018 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

Molecular program expenses were $0.4 million in 2017 as compared to $1.1 million in 2016 and $18.5 million in 2015. The decrease of $0.7 million in 2017 and $17.4 million in 2016 were primarily due to the suspension of the PINTA 745 and ATA 842 programs in December 2015 and the STM 434 program in the third quarter of 2017.

Employee and overhead costs were $38.3 million in 2017 as compared to $25.3 million in 2016 and $12.9 million in 2015. The increases of $13.0 million in 2017 and $12.4 million in 2016 were primarily a result of higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. In particular, payroll and related costs increased by $8.0 million in 2017 as compared to 2016, and by $8.5 million in 2016 as compared to 2015, from increased headcount. Also, facility related costs and other outside services costs increased by $3.4 million and $0.8 million, respectively, in 2017 as compared to 2016, and by $2.3 million and $1.2 million, respectively, in 2016 as compared to 2015. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			Increase (Decrease)
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
	(in thousands)
General and administrative	$40,326	$24,728	$16,830	$15,598	$7,898

General and administrative expenses were $40.3 million in 2017 compared to $24.7 million in 2016 and $16.8 million in 2015. The increase of $15.6 million in 2017 was primarily due to a $10.1 million increase in compensation-related costs driven by increased headcount, a $4.7 million increase in professional services costs and a $0.8 million increase in travel and other related costs. The increase of $7.9 million in 2016 was primarily due to a $7.0 million increase in compensation-related costs driven by increased headcount, a $1.1 million increase in professional services costs, partially offset by a $0.2 million decrease in travel and other related costs. We expect that general and administrative costs will continue to increase in 2018 as we continue to expand our operations.

Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2017. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31	June 30	September 30	December 31
2017	(In thousands)
Operating expenses:
Research and development	$17,541	$18,296	$20,598	$24,771
General and administrative	8,620	9,613	11,062	11,031
Total operating expenses	26,161	27,909	31,660	35,802
Loss from operations	(26,161)	(27,909)	(31,660)	(35,802)
Interest and other income, net	509	481	564	473
Loss before provision for income taxes	(25,652)	(27,428)	(31,096)	(35,329)
Provision (benefit) for income taxes	2	—	—	(16)
Net loss	(25,654)	(27,428)	(31,096)	(35,313)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	31	38	26	(63)
Comprehensive loss	$(25,623)	$(27,390)	$(31,070)	$(35,376)

Basic and diluted net loss per common share	$(0.88)	$(0.94)	$(1.02)	$(1.15)

	Three months ended
	March 31	June 30	September 30	December 31(1)
2016	(In thousands)
Operating expenses:
Research and development	$11,247	$12,991	$18,802	$13,474
General and administrative	5,814	6,494	7,140	5,280
Total operating expenses	17,061	19,485	25,942	18,754
Loss from operations	(17,061)	(19,485)	(25,942)	(18,754)
Interest and other income, net	503	605	576	519
Loss before provision for income taxes	(16,558)	(18,880)	(25,366)	(18,235)
Provision (benefit) for income taxes	3	—	7	—
Net loss	(16,561)	(18,880)	(25,373)	(18,235)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	569	142	(158)	(218)
Comprehensive loss	$(15,992)	$(18,738)	$(25,531)	$(18,453)

Basic and diluted net loss per common share	$(0.58)	$(0.66)	$(0.88)	$(0.63)

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

In March 2017, we entered into a sales agreement, or the ATM facility, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, in our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM facility. The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the fiscal year ended December 31, 2017, we sold an aggregate of 1,349,865 shares of common stock, under the ATM facility, at an average price of approximately $14.82 per share, for gross proceeds of $20.0 million, and net proceeds of $19.2 million, after deducting commissions and other offering expenses. As of December 31, 2017, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

In January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock, including 675,072 from the exercise by the underwriters of their option to purchase additional shares, at an offering price of $18.25 per share.  We received net proceeds of approximately $131.4 million, after deducting underwriting discounts and commissions and offering expenses.

We have incurred losses and negative cash flows from operations in each year since inception. As of December 31, 2017, we had an accumulated deficit of $296.7 million. It will be several years, if ever, before we have a product candidate ready for commercialization, and we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our written investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. In 2018, we expect to spend approximately $21.3 million of cash to complete the build-out of our office, lab and cellular therapy manufacturing space in Thousand Oaks, California. Management expects that our cash, cash equivalents and short-term investments as of December 31, 2017, along with the proceeds from the public offering completed in January 2018, will be sufficient to fund our planned operations into the first half of 2020.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$79,223	$47,968
Short-term investments	86,873	207,714
Total cash, cash equivalents and short-term investments	$166,096	$255,682

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(87,502)	$(60,025)	$(37,156)
Investing activities	98,709	83,741	(220,127)
Financing activities	20,048	506	259,226
Effect of exchange rates on cash	—	—	(94)
Net increase in cash and cash equivalents	$31,255	$24,222	$1,849

Operating activities

Net cash used in operating activities was $87.5 million in 2017 as compared to $60.0 million in 2016. The increase of $27.5 million was primarily due to a $40.4 million increase in net loss, partially offset by a $6.3 million increase stock-based compensation, a $4.3 million increase in accrued research and development expenses, a $1.2 million increase in accounts payable and a $0.8 million increased in accrued compensation.

Net cash used in operating activities was $60.0 million in 2016 as compared to $37.2 million in 2015. The increase of $22.9 million was primarily due to a $21.8 million increase in net loss and a $7.0 million decrease in accrued research and development expenses, partially offset by a $6.5 million increase in stock-based compensation.

Investing activities

Net cash provided by investing activities in 2017 consisted primarily of $189.0 million received from maturities and $107.6 million from sales of available-for-sale securities, partially offset by $176.5 million used to purchase available-for-sale securities and $20.2 million used to purchase property and equipment.

Net cash provided by investing activities in 2016 consisted primarily of $149.0 million received from maturities and $242.6 million from sales of available-for-sale securities, partially offset by $304.9 million used to purchase available-for-sale securities and $3.0 million used to purchase property and equipment.

Net cash used in investing activities in 2015 consisted primarily of $379.8 million of purchases of short-term available-for-sale securities, partially offset by $96.1 million received from maturities and $64.0 million from sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the 2017 consisted of $19.2 million of net proceeds from the ATM facility and $1.3 million of net proceeds from employee stock transactions, partially offset by $0.4 million of taxes paid related to the net share settlement of restricted stock. Net cash provided by financing activities in 2016 of $0.5 million consists primarily of net proceeds from employee stock transactions. Net cash provided by financing activities in 2015 consisted primarily of $263.4 million in aggregate net proceeds from the sale of common stock in two separate follow-on offerings.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the first half of 2020. In order to complete the process of obtaining regulatory approval for our lead product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidates, if approved, we will require substantial additional funding.

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

•	the extent to which we in-license or acquire other products and technologies; and
•	the timing of capital expenditures, including the building of our own manufacturing facility.

Contractual Obligations and Commitments

We lease our current corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. The lease is expected to expire in April 2021.

In January 2015, we entered into a non-cancellable lease agreement for office and laboratory space in Westlake Village, California. In September 2015, we amended the lease agreement to add additional office space and extend the term of the agreement to April 2019.

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California, or the Thousand Oaks lease.  The term of the Thousand Oaks lease commences when the landlord delivers possession of the facility to us. Upon commencement, the initial term of the lease is fifteen years. We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. We are accounting for this lease under build to suit accounting guidance, which requires us to capitalize the fair value of the building as well as the construction costs incurred on our consolidated balance sheet along with a corresponding financing liability for landlord-paid construction costs. Upon occupancy for build-to-suit leases, we are also required to assess whether the circumstances qualify for sale recognition under “sale-leaseback” accounting guidance.

In fourth quarter of 2017, we entered into multiple lease agreements to lease certain equipment that have been accounted for as capital leases. The term of the lease agreements range between 2-3 years.

Aggregate future minimum commitments for our leases as of December 31, 2017 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$3,674	1,979	1,436	259	—
Capital lease obligations	1,204	546	658	—	—
Financing lease obligations	16,387	372	1,849	1,962	12,204
Total contractual obligations	$21,265	$2,897	$3,943	$2,221	$12,204

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash and cash equivalents and short-term investments of $166.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Atara Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America (GAAP).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2018

We have served as the Company's auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$79,223	$47,968
Short-term investments	86,873	207,714
Restricted cash	194	194
Prepaid expenses and other current assets	5,900	4,677
Total current assets	172,190	260,553
Property and equipment, net	44,129	3,259
Restricted cash, long term	1,200	—
Other assets	260	102
Total assets	$217,779	$263,914

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,711	$2,778
Accrued compensation	5,664	3,745
Accrued research and development expenses	4,006	2,408
Other current liabilities	3,265	744
Total current liabilities	27,646	9,675
Long-term liabilities	12,269	503
Total liabilities	39,915	10,178

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2017 and December 31, 2016; 30,730 and 28,933 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital	474,662	431,075
Accumulated other comprehensive loss	(151)	(183)
Accumulated deficit	(296,650)	(177,159)
Total stockholders’ equity	177,864	253,736
Total liabilities and stockholders’ equity	$217,779	$263,914

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$81,206	$56,514	$41,618
General and administrative	40,326	24,728	16,830
Total operating expenses	121,532	81,242	58,448
Loss from operations	(121,532)	(81,242)	(58,448)
Interest and other income, net	2,027	2,203	1,218
Loss before provision (benefit) for income taxes	(119,505)	(79,039)	(57,230)
Provision (benefit) for income taxes	(14)	10	(9)
Net loss	$(119,491)	$(79,049)	$(57,221)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	32	335	(418)
Comprehensive loss	$(119,459)	$(78,714)	$(57,639)
Net loss per common share:
Basic and diluted net loss per common share	$(4.00)	$(2.75)	$(2.24)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	29,863	28,732	25,583

Atara Biotherapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2014	19,693	$2	$144,169	$(100)	$(40,889)	$103,182
Issuance of common stock in February 2015, net of discounts and offering costs of $5,166	4,147	1	69,486	—	—	69,487
Issuance of common stock in July 2015, net of discounts and offering costs of $13,053	3,981	—	193,947	—	—	193,947
Issuance of common stock upon vesting of restricted stock awards	287	—	80	—	—	80
RSU settlements, net of shares withheld	327	—	(4,647)	—	—	(4,647)
Issuance of common stock pursuant to stock option exercises	24	—	439	—	—	439
Stock-based compensation expense	—	—	10,251	—	—	10,251
Net loss	—	—	—	—	(57,221)	(57,221)
Unrealized loss on available-for-sale securities	—	—	—	(418)	—	(418)
Balance as of December 31, 2015	28,459	3	413,725	(518)	(98,110)	315,100
Issuance of common stock upon vesting of restricted stock awards	233	—	60	—	—	60
RSU settlements, net of shares withheld	199	—	(94)	—	—	(94)
Issuance of common stock pursuant to employee stock awards	42	—	600	—	—	600
Stock-based compensation expense	—	—	16,784	—	—	16,784
Net loss	—	—	—	—	(79,049)	(79,049)
Unrealized gain on available-for-sale securities	—	—	—	335	—	335
Balance as of December 31, 2016	28,933	3	431,075	(183)	(177,159)	253,736
Issuance of common stock through ATM facility, net of commissions and offering costs of $844	1,350	—	19,156	—	—	19,156
RSU settlements, net of shares withheld	305	—	(357)	—	—	(357)
Issuance of common stock pursuant to employee stock awards	142	—	1,688	—	—	1,688
Stock-based compensation expense	—	—	23,100	—	—	23,100
Net loss	—	—	—	—	(119,491)	(119,491)
Unrealized gain on available-for-sale securities	—	—	—	32	—	32
Balance as of December 31, 2017	30,730	$3	$474,662	$(151)	$(296,650)	$177,864

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(119,491)	$(79,049)	$(57,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,100	16,784	10,251
Amortization of investment premiums and discounts	732	2,582	3,465
Depreciation and amortization expense	956	383	48
Loss on foreign exchange	—	—	94
Write-off of property and equipment	—	—	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(784)	(742)	(767)
Other assets	2	6	(61)
Accounts payable	2,163	981	1,005
Accrued compensation	1,919	1,121	1,399
Accrued research and development expenses	1,598	(2,704)	4,288
Other current liabilities	1,896	215	293
Long-term liabilities	407	398	29
Net cash used in operating activities	(87,502)	(60,025)	(37,156)
Investing activities
Purchases of short-term investments	(176,459)	(304,928)	(379,776)
Sales of short-term investments	107,627	242,643	64,020
Maturities of short-term investments	188,973	149,046	96,113
Purchases of property and equipment	(20,232)	(3,020)	(290)
Restricted cash	(1,200)	—	(194)
Net cash provided by (used in) investing activities	98,709	83,741	(220,127)
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	—	—	263,434
Proceeds from issuance of common stock through ATM facility, net	19,156	—	—
Taxes paid related to net share settlement of restricted stock units	(357)	(94)	(4,647)
Proceeds from employee stock awards	1,249	600	439
Net cash provided by financing activities	20,048	506	259,226
Effect of exchange rates on cash	—	—	(94)
Increase in cash and cash equivalents	31,255	24,222	1,849
Cash and cash equivalents at beginning of period	47,968	23,746	21,897
Cash and cash equivalents at end of period	$79,223	$47,968	$23,746
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$10,122	$352	$—
Capitalized lease obligations	$9,904	$—	$—
Property & equipment acquired under capital leases	$1,076	$—	$—
Asset retirement cost	$580	$—	$—
Interest capitalized during construction period for build-to-suit lease transaction	$264	$—	$—
Proceeds from options exercised not yet received	$439	$—	$—
Accrued costs related to underwritten public offering	$160	$—	$—
Issuance of common stock upon vesting of stock awards	$—	$60	$80
Change in long-term liabilities related to non-vested stock awards	$—	$(60)	$(80)
Supplemental cash flow disclosure
Cash paid for taxes	$—	$10	$3

Atara Biotherapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a cell therapy company developing novel treatments for patients with cancer and multiple sclerosis (“MS”). The Company’s off-the-shelf, or allogeneic, T-cells are engineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment. Atara’s T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells.

We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute (“QIMR Berghofer”) in October 2015 and September 2016. See Note 6 for further information.

In 2017, we received net proceeds of $19.2 million from the aggregate sale of 1,349,865 shares of our common stock through our ATM facility with Cowen (see Note 8). Further, in January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock at an offering price of $18.25 per share and received net proceeds of $131.4 million (see Note 10).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries Nina Biotherapeutics, Inc., Santa Maria Biotherapeutics, Inc., Pinta Biotherapeutics, Inc., Atara Biotherapeutics Cayman Limited, a Cayman Islands corporation, Atara Biotherapeutics Ireland Limited, an Ireland corporation and Atara Biotherapeutics Switzerland GmbH, a Swiss corporation. All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one reporting and one operating segment, which is the business of developing and commercializing therapeutics. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Substantially all of our assets are located in the United States.

Liquidity Risk

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of December 31, 2017, we had an accumulated deficit of $296.7 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of December 31, 2017, along with the proceeds from the public offering completed in January 2018, will be sufficient to fund our planned operations into the first half of 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial and other accruals, stock-based compensation expense, fair value of investments and income taxes. Actual results could differ materially from those estimates.

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

We analyzed the nature of the renovations and our involvement during the construction period of our manufacturing facility and determined that we are the deemed “owner” of the construction project during the construction period. As a result, we are required to capitalize the fair value of the building as well as the construction costs incurred on our consolidated balance sheet along with a corresponding financing liability for landlord-paid construction costs (i.e. “build-to-suit” accounting). Upon occupancy for build-to-suit leases, we are also required to assess whether the circumstances qualify for sale recognition under “sale-leaseback” accounting guidance.

Asset Retirement Obligations (“ARO”)

ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled.

Foreign Currency

Transactions and foreign currency-denominated monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. We held no foreign currency as of December 31, 2017 and 2016.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are both recorded to interest and other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Costs incurred to acquire, construct or install property and equipment during the construction stage of a capital project or costs incurred to purchase and develop internal use software during the application development stage are recorded as construction in progress. Leasehold improvements are amortized over the lesser of the life of the leasehold improvements or the lease term. Equipment leased under capital leases is amortized over the shorter of the lease term or the asset’s estimated useful life. Maintenance and repairs are charged to operations as incurred.

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

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies, the costs of acquiring and manufacturing clinical trial materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs, and an allocation of facility, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Other Current Liabilities

As of December 31, 2017, other current liabilities included $2.6 million of accrued operating expenses, $0.5 million of current portion of capital lease obligations and $0.2 million of other accrued liabilities. As of December 31, 2016, other current liabilities included $0.6 million of accrued operating expenses and $0.1 million of other accrued liabilities.

Income Taxes

We use the assets and liabilities method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2017 and 2016. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Loss

Comprehensive loss is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Our other comprehensive loss is comprised solely of unrealized gains (losses) on available-for-sale securities and is presented net of taxes. We have not recorded any reclassifications from other comprehensive loss to net loss during any period presented.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to both (a) financial assets measured on an amortized cost basis, and (b) available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. The new standard will be effective for us on January 1, 2018. We do not expect the adoption of this new standard to have a significant impact on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the statement of cash flow treatment of restricted cash or restricted cash equivalents. The new standard will be effective for us on January 1, 2018. The standard should be applied using a retrospective transition method to each period presented. We do not expect the adoption of this new standard to have a significant impact on our consolidated financial statements and related disclosures.

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

Potential dilutive securities, which include unvested RSAs, unvested RSUs, vested and unvested options and ESPP share purchase rights, have been excluded from the computation of diluted net loss per share as their effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of December 31,
	2017	2016	2015
Unvested RSAs	—	—	233,413
Unvested RSUs	1,685,000	1,286,262	427,605
Vested and unvested options	5,229,648	3,733,847	3,137,529
ESPP share purchase rights	14,905	7,037	—
Total	6,929,553	5,027,146	3,798,547

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$68,730	$—	$—	$68,730
U.S. Treasury obligations	Level 2	39,068	—	(28)	39,040
Government agency obligations	Level 2	4,749	—	(21)	4,728
Corporate debt obligations	Level 2	46,532	2	(98)	46,436
Commercial paper	Level 2	1,592	—	—	1,592
Asset-backed securities	Level 2	4,122	—	(6)	4,116
Total available-for-sale securities		164,793	2	(153)	164,642
Less amounts classified as cash equivalents		(77,769)	—	—	(77,769)
Amounts classified as short-term investments		$87,024	$2	$(153)	$86,873

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2016:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$28,816	$—	$—	$28,816
U.S. Treasury obligations	Level 2	65,403	3	(21)	65,385
Government agency obligations	Level 2	23,860	5	(5)	23,860
Corporate debt obligations	Level 2	113,649	8	(172)	113,485
Commercial paper	Level 2	699	—	—	699
Asset-backed securities	Level 2	13,414	4	(6)	13,412
Total available-for-sale securities		245,841	20	(204)	245,657
Less amounts classified as cash equivalents		(37,944)	—	1	(37,943)
Amounts classified as short-term investments		$207,897	$20	$(203)	$207,714

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2017		As of December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$151,938	$151,852	$198,022	$197,956
Maturing in one to five years	12,855	12,790	47,819	47,701
Total available-for-sale securities	$164,793	$164,642	$245,841	$245,657

As of December 31, 2017, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company had no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the years ended December 31, 2017, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy.

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2017	2016
	(in thousands)
Construction in progress	$40,797	$970
Lab equipment	2,156	1,506
Manufacturing equipment	885	-
Leasehold improvements	623	580
Furniture and fixtures	536	526
Computer equipment and software	477	66
	45,474	3,648
Less accumulated depreciation and amortization	(1,345)	(389)
Property and equipment, net	$44,129	$3,259

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for development of internal use software. Depreciation and amortization expense was $1.0 million, $0.4 million and $48,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	License and Collaboration Agreements

MSK Agreements – In September 2014, the Company entered into an exclusive option agreement with MSK under which it had the right to acquire the exclusive worldwide license rights to three clinical stage T-cell therapies from MSK.

In June 2015, the Company exercised the option and entered into an exclusive license agreement with MSK. In connection with the execution of the license agreement, the Company paid $4.5 million in cash to MSK, which was recorded as research and development expense in our consolidated statements of operations and comprehensive loss. We are required to make additional payments of up to $33.0 million to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the later of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

QIMR Berghofer Agreements – In October 2015, the Company entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer.

Under the terms of the license agreement, the Company obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our consolidated statements of operations and comprehensive loss in the fourth quarter of 2015. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional CTL programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the third quarter of 2016 and paid in October 2016. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed as incurred over the related development periods and resulted in research and development expense of $2.9 million, $1.6 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2017 and 2016, there were no outstanding obligations for milestones and royalties to MSK and QIMR Berghofer.

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

Other Research and Development Agreements

We may also enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of December 31, 2017 and 2016, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we are required to maintain a letter of credit in the amount of $0.2 million to the landlord, which expires and is renewed every 12 months, and is classified as restricted cash in our consolidated balance sheet. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019. Future minimum payments under our operating and capital leases as of December 31, 2017 were as follows:

	Operating Leases	Capital Leases
Years Ending December 31,	(in thousands)
2018	$1,979	$546
2019	823	498
2020	613	160
2021	259	—
2022	—	—
Thereafter	—	—
Total minimum payments	$3,674	$1,204
Less: amount representing interest		128
Present value of capital lease obligations		1,076
Less: current portion		463
Capital lease obligation, net of current portion		$613

Rent expenses under operating leases for the years ended December 31, 2017, 2016 and 2015 were $1.4 million, $1.2 million and $0.4 million, respectively.

Financing Obligation—Build-to-Suit Lease

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the lease commences upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our consolidated balance sheet.

Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we have been deemed the owner of the building (for accounting purposes only) during the construction period in accordance with GAAP.  Under this build-to-suit lease arrangement, we recognize construction in progress based on all construction costs incurred by both us and the landlord. We also recognize a financing obligation equal to all costs funded by the landlord.

As of December 31, 2017, we have recorded $9.9 million of construction in progress relating to landlord’s costs of the building incurred through that date, and have recorded a corresponding long-term financing obligation for the same amount included in the long-term liabilities in our consolidated balance sheets. In addition, we have recorded $25.0 million of construction in progress for construction costs incurred by us and $0.3 million of capitalized interest during the construction period through December 31, 2017. Further, we recorded ground lease expense of $0.3 million for the year ended December 31, 2017, in our consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period. Ground lease expense for the years ended December 31, 2016 and 2015 was zero.

Future minimum lease payments, under the Company’s facility lease financing obligations as of December 31, 2017 were as follows:

Years Ending December 31,	(in thousands)
2018	$372
2019	911
2020	938
2021	966
2022	996
Thereafter	12,204
Total minimum payments	$16,387

Asset Retirement Obligation

The Company recognizes its estimate of the fair value of its ARO in long-term liabilities in the period incurred. The fair value of the ARO is also capitalized as construction in progress. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. The Company’s ARO consists of a contractual requirement to remove the tenant improvements at our manufacturing facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement.

The following table presents the activity for our ARO liabilities:

(in thousands)
Balance as of December 31, 2016	$—
Liabilities incurred during the year	580
Balance as of December 31, 2017	$580

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2017 and 2016.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2017 and 2016.

ATM Facility

In March 2017, we entered into a sales agreement (the “ATM facility”) with Cowen under which we may offer and sell, in our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM facility. The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the fiscal year ended December 31, 2017, we sold an aggregate of 1,349,865 shares of common stock, under the ATM facility, at an average price of approximately $14.82 per share, for gross proceeds of $20.0 million, and net proceeds of $19.2 million, after deducting commissions and offering expenses. As of December 31, 2017, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

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

There were no grants of RSAs in the years ended December 31, 2017, 2016 and 2015. Stock-based compensation expense related to the RSAs is recorded using the accelerated graded vesting model and was none, $0.2 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Equity Incentive Plan

In March 2014, we adopted the 2014 Equity Incentive Plan (the “2014 EIP”), which was amended and restated on October 15, 2014 upon the pricing of our IPO.

The 2014 EIP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to five percent of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by our board of directors.

Under the terms of the 2014 EIP, we may grant options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs typically require settlement by the earlier of seven years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest over four years and expire in seven years. As of December 31, 2017, a total of 10,214,174 shares of common stock were reserved for issuance under the 2014 Plan, of which 3,557,041 shares were available for future grant and 6,657,133 were subject to outstanding options and RSUs.

Restricted Stock Units and Awards

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $15.07, $17.83 and $25.15, respectively. As of December 31, 2017, there was $20.6 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2017 was $30.8 million.

The following is a summary of RSU activity under our 2014 EIP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	1,286,262	$16.61
Granted	782,413	15.07
Forfeited	(64,313)	15.33
Vested	(319,362)	11.57
Unvested as of December 31, 2017	1,685,000	$16.90
Vested and unreleased	17,485
Outstanding as of December 31, 2017	1,702,485

Under our RSU net settlement procedures, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During 2017, we settled 327,282 RSUs, of which 52,624 RSUs were net settled by withholding 22,274 shares.  The value of the RSUs withheld was $0.4 million, based on the closing price of our common stock on the settlement date. During 2016, we settled 204,611 RSUs, of which 13,573 RSUs were net settled by withholding 5,222 shares.  The value of the RSUs withheld was $0.1 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	3,733,847	$24.14
Granted	1,694,000	15.79
Exercised	(60,125)	12.37
Forfeited or expired	(413,074)	23.77
Outstanding as of December 31, 2017	4,954,648	$21.46	5.21	$7,433
Vested and expected to vest as of December 31, 2017	4,954,648	$21.46	5.21	$7,433
Exercisable as of December 31, 2017	2,030,454	$24.06	4.39	$2,465

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2017 and the exercise price of outstanding, in-the-money options. As of December 31, 2017, there was $30.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years.

Options for 60,125, 18,947 and 23,822 shares of our common stock were exercised during the years ended December 31, 2017, 2016 and 2015, with an intrinsic value of $0.2 million, $0.2 million and $0.6 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Year ended December 31,
	2017	2016	2015
Assumptions:
Expected term (years)	4.5	4.5	4.5
Expected volatility	71.3%	69.0%	72.4%
Risk-free interest rate	1.9%	1.3%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$9.01	$11.02	$16.63
Options granted	1,694,000	966,250	2,601,174
Total estimated grant date fair value	$15,263,000	$10,648,000	$43,258,000

The estimated fair value of stock options that vested in the years ended December 31, 2017, 2016 and 2015 was $14.0 million, $14.0 million and $2.9 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. On June 1, 2016, the first offering under the 2014 ESPP commenced, and the Company recorded $0.4 million of expense in the year ended December 31, 2016. A total of 22,844 shares were purchased at the end of the first purchase period on November 30, 2016. The 2017 offering period commenced on June 1, 2017 and will end on May 31, 2018. The Company recorded $0.6 million of expense related to the 2014 ESPP in the year ended December 31, 2017. A total of 81,922 shares were purchased under the ESPP during the year ended December 31, 2017.

As of December 31, 2017, there was $0.2 million of unrecognized stock-based compensation expense related to ESPP that is expected to be recognized by the end of second quarter of 2018.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2017, there were 789,669 shares available for purchase under the 2014 ESPP.

Options issued outside the 2014 EIP

During the year ended December 31, 2017, we granted 275,000 options, at a weighted average exercise price of $13.96 per share, outside of our 2014 EIP. These options have terms similar to the options granted under the 2014 EIP. The weighted average grant date fair value of such grants was $2.2 million. No options were granted outside the 2014 EIP during the years ended December 31, 2016 and 2015. As of December 31, 2017, there was $2.0 million of unrecognized stock-based compensation expense related to options issued outside the 2014 EIP that is expected to be recognized over a weighted average period of 3.5 years. The aggregate intrinsic value of such options as of December 31, 2017 was $1.1 million.

The following shares of common stock were reserved for future issuance as of December 31, 2017:

Total Shares Reserved
2014 Equity Incentive Plan	10,214,174
2014 Employee Stock Purchase Plan	789,669
Options issued outside the 2014 EIP	275,000
Total reserved shares of common stock	11,278,843

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee awards was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$8,778	$7,612	$4,822
General and administrative	14,322	9,172	5,429
Total stock-based compensation expense	$23,100	$16,784	$10,251

9.	Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(12,894)	$(48,795)	$(57,230)
Foreign	(106,611)	(30,244)	—
Total loss before provision for income taxes	$(119,505)	$(79,039)	$(57,230)

The components of income tax provision (benefit) were as follows in each period presented:

	Year Ended December 31,
	2017	2016	2015
Current provision (benefit) for income taxes:	(in thousands)
Federal	$(14)	$—	$(1)
State	—	10	(8)
Total current provision (benefit) for income taxes	$(14)	$10	$(9)

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
Impact of stock compensation	(1.5%)	(1.3%)	(0.6%)
Foreign income tax at different rate	(30.3%)	(13.0%)	—
Impact of US tax reform	(11.3%)	—	—
Other	(3.8%)	(0.9%)	—
Change in valuation allowance	12.9%	(18.8%)	(33.4%)
Effective tax rate	0.0%	0.0%	0.0%

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires excess tax benefits and tax deficiencies generated by the settlement of share-based awards to be recognized as part of the income tax provision. The adoption of ASU 2016-09 did not have an impact on our balance sheet, results of operations, cash flows or statement of stockholders’ equity because we have a full valuation allowance on our deferred tax assets.   Upon adoption, the Company recognized the previously unrecognized excess tax benefits. The previously unrecognized excess tax effects were recorded as a deferred tax asset, which was fully offset by a valuation allowance.  Upon adoption, the Company recorded additional federal and state net operating losses of $10.5 million. These net operating losses are offset with a valuation allowance. Beginning in 2017, the impact of excess tax benefits and tax deficiencies are included in the Impact of Stock Compensation tax rate line.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows as of the dates indicated:

	As of December 31,
	2017	2016
Deferred tax assets:	(in thousands)
Net operating losses	$31,110	$36,911
License fees	2,940	5,800
Stock-based compensation	10,489	9,600
Legal fees	1,490	1,933
Other	1,268	1,643
Total deferred tax assets	47,297	55,887
Valuation allowance	(47,297)	(55,887)
Net deferred tax assets	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2017 and 2016. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $8.6 million and increased by $18.9 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, we had federal and state net operating loss carryforwards for tax return purposes of $76.0 million and $231.4 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2032 in various amounts if not utilized.

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

We have completed a Section 382 study of transactions in our stock through December 31, 2015. The study concluded that we have experienced at least one ownership change since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that these limitations will result in the expiration of tax attribute carryforwards prior to utilization. The Company has also completed an updated analysis since the previous ownership change through December 31, 2017. As a result, no new ownership changes have occurred that would limit the current generated NOLs.

On December 22, 2017, the Tax Act was enacted into law.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred taxes and related disclosures by reducing the expected deductibility of certain executive compensation by $0.6 million due to the application of new limitations under Internal Revenue Section 162(m) and reducing our net federal and state deferred tax assets by $13.5 million for the reduction in corporate tax rate. These adjustments to our deferred tax assets are offset against the valuation allowance. Due to accumulated foreign deficits the Company does not expect a current inclusion in U.S. federal taxable income for the transition tax on earnings of controlled foreign corporations.

Additionally, the SEC staff has issued SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m) in accordance with SAB 118, the Company has determined that the adjustment to its deferred taxes was a provisional amount and a reasonable estimate at December 31, 2017.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)
Balance as of December 31, 2014	$1,643
Gross increases for tax positions related to current year	2,671
Balance as of December 31, 2015	4,314
Gross increases for tax positions related to current year	4,971
Balance as of December 31, 2016	9,285
Gross increases for tax positions related to current year	16,371
Gross increases for tax positions related to prior year	9,534
Gross decreases for tax positions related to prior year	(4,643)
Impact of change in tax rate	(496)
Balance as of December 31, 2017	$30,051

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. Of the $30.1 million total unrecognized tax benefits as of December 31, 2017, $0.1 million, if recognized, would affect the Company’s effective tax rate.

During July 2016, the Company licensed certain intellectual property rights to a wholly-owned subsidiary outside the United States. Although the license of intellectual property rights between consolidated entities did not result in any gain in the consolidated statements of operations and comprehensive loss, the transaction generated a taxable gain in the United States. However, as this gain is offset by current and existing tax losses, there was no cash tax impact from the transaction in the periods presented. As a result of the transaction, there was an increase of $0.4 million and $0.8 million in unrecognized tax benefits during the year ended December 31, 2016 and December 31, 2017, respectively. The remaining increases and decreases in unrecognized tax benefits related to changes to federal and state research and development and orphan drug tax credit carryforwards. The Company expects to record an uncertain tax benefit of $0.8 million during the next 12 months related to the licensed intellectual property rights. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision.  The amount of accrued interest and penalties as of December 31, 2017 and for the years ended December 31, 2017, 2016 and 2015 was immaterial.

Our significant jurisdictions are the Cayman Islands, the U.S. federal, and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities.

10.	Subsequent events

In January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock, including 675,072 from the exercise by the underwriters of their option to purchase additional shares, at an offering price of $18.25 per share.  We received net proceeds of approximately $131.4 million, after deducting underwriting discounts and commissions and offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive and Financial Officer and Principal Accounting Officer have concluded that, as of December 31, 2017, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2017 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2017, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	333-196936	4.1	07/10/2014

4.2	Investors’ Rights Agreement, by and among Atara Biotherapeutics, Inc. and the stockholders named therein, dated March 31, 2014	S-1	333-196936	4.2	06/20/2014

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36548	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.3	06/20/2014

10.4*	Nina Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.4	06/20/2014

10.5*	Pinta Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.5	06/20/2014

10.6*	Santa Maria Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.6	06/20/2014

10.7*	Form of Stock Unit Agreement under the Nina Biotherapeutics, Inc. 2012 Equity Incentive Plan, Pinta Biotherapeutics, Inc. 2012 Equity Incentive Plan and Santa Maria Biotherapeutics, Inc. 2012 Equity Incentive Plan	S-1	333-196936	10.7	06/20/2014

10.8*	2014 Employee Stock Purchase Plan	S-1/A	333-196936	10.8	07/10/2014

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	333-196936	10.9	06/20/2014

10.10*	Amended and Restated Executive Employment Agreement by and between Atara Biotherapeutics, Inc. and Isaac E. Ciechanover, dated October 12, 2015	8-K	001-36548	10.1	10/16/2015

10.11*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and John F. McGrath, Jr., dated October 12, 2015	8-K	001-36548	10.2	10/16/2015

10.12*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Christopher M. Haqq, dated October 12, 2015	8-K	001-36548	10.3	10/16/2015

10.13*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Mitchall Clark, dated October 12, 2015	8-K	001-36548	10.4	10/16/2015

10.14*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Heather D. Turner, dated October 12, 2015	10-Q	001-36548	10.1	05/06/2016

10.15†	Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of September 19, 2014	10-Q	001-36548	10.29	05/11/2015

10.16†	Amendment Number One to the Exclusive Option Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	10-Q	001-36548	10.32	08/07/2015

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.17†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.18	Office Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated January 7, 2015	10-Q	001-36548	10.33	11/06/2015

10.19	First Amendment to Lease, by and between BPG Rock Westlake, LLC and Atara Biotherapeutics, Inc., dated as of September 9, 2015	10-Q	001-36548	10.34	11/06/2015

10.20	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	001-36548	10.29	03/04/2016

10.21*	Amended and Restated Executive Employment Agreement between Atara Biotherapeutics, Inc. and Gad Soffer, dated October 12, 2015	10-K	001-36548	10.21	03/09/2017
10.22*	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	001-36548	10.1	05/04/2017

10.23*	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Joe Newell, dated March 20, 2017	10-Q	001-36548	10.1	08/07/2017

10.24*	Executive Employment Agreement between Atara Biotherapeutics, Inc. and Derrell Porter, M.D. dated March 23, 2017	10-Q	001-36548	10.2	08/07/2017

10.25*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	001-36548	10.3	08/07/2017
21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation LinkbaseDocument.					X

†	Confidential treatment has been requested or granted for a portion of this exhibit.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 27th day of February, 2018.

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

Signature	Title	Date

/s/ Isaac E. Ciechanover
Isaac E. Ciechanover, M.D.	President and Chief Executive Officer (principal executive officer)	February 27, 2018

/s/ John F. McGrath, Jr.
John F. McGrath, Jr.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2018

/s/ Eric Dobmeier
Eric Dobmeier	Director	February 27, 2018

/s/ Matthew K. Fust
Matthew K. Fust	Director	February 27, 2018

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	February 27, 2018

/s/ William Heiden
William Heiden	Director	February 27, 2018

/s/ Joel S. Marcus
Joel S. Marcus	Director	February 27, 2018

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	February 27, 2018