Form 10-Q
period 2018-03-31
Atara Biotherapeutics, Inc.
filed 2018-05-08
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2018 was 43,949,486 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$90,495	$79,223
Short-term investments	316,826	86,873
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	6,099	5,900
Total current assets	413,614	172,190
Property and equipment, net	58,194	44,129
Restricted cash - long-term	1,200	1,200
Other assets	100	260
Total assets	$473,108	$217,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,098	$14,711
Accrued compensation	4,312	5,664
Accrued research and development expenses	6,336	4,006
Other current liabilities	4,303	3,265
Total current liabilities	21,049	27,646
Long-term liabilities	12,875	12,269
Total liabilities	33,924	39,915

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2018 and December 31, 2017; 43,893 and 30,730 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	777,797	474,662
Accumulated other comprehensive loss	(524)	(151)
Accumulated deficit	(338,093)	(296,650)
Total stockholders’ equity	439,184	177,864
Total liabilities and stockholders’ equity	$473,108	$217,779

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$28,460	$17,541
General and administrative	13,992	8,620
Total operating expenses	42,452	26,161
Loss from operations	(42,452)	(26,161)
Interest and other income, net	1,009	509
Loss before provision for income taxes	(41,443)	(25,652)
Provision for income taxes	—	2
Net loss	$(41,443)	$(25,654)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	(373)	31
Comprehensive loss	$(41,816)	$(25,623)
Net loss per common share:
Basic and diluted net loss per common share	$(1.05)	$(0.88)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	39,596	29,056

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2018	2017
Operating activities
Net loss	$(41,443)	$(25,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,014	5,347
Amortization of investment premiums and discounts	(217)	301
Depreciation and amortization expense	333	206
Non cash interest expense	64	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(189)	199
Other assets	160	(718)
Accounts payable	(2,119)	(466)
Accrued compensation	(1,352)	(1,136)
Accrued research and development expenses	2,330	(302)
Other current liabilities	544	179
Long-term liabilities	53	10
Net cash used in operating activities	(34,822)	(22,034)
Investing activities
Purchases of short-term investments	(292,467)	(51,988)
Maturities of short-term investments	26,468	63,760
Sales of short-term investments	35,890	27,456
Purchases of property and equipment	(19,808)	(1,206)
Net cash provided by investing activities	(249,917)	38,022
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	293,290	—
Proceeds from employee stock awards	6,186	—
Taxes paid related to net share settlement of restricted stock units	(3,364)	(326)
Principal payments on capital lease obligations	(101)	—
Net cash provided by financing activities	296,011	(326)
Increase in cash, cash equivalents and restricted cash	11,272	15,662
Cash, cash equivalents and restricted cash at beginning of period	80,617	48,162
Cash, cash equivalents and restricted cash at end of period	$91,889	$63,824
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$4,105	$207
Capitalized lease obligations	$441	$286
Interest capitalized during construction period for build-to-suit lease transaction	$77	$—
Asset retirement cost	$88	$—
Receivable for options exercised	$10	$—
Supplemental cash flow disclosure
Cash paid for taxes	$—	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except that the presentation of total cash, cash equivalents and restricted cash has been conformed to current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity Risk

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of March 31, 2018, we had an accumulated deficit of $338.1 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020.

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

In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to  SEC Staff Accounting Bulletin No. 118, to insert the SEC's interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.

Adoption of New Accounting Pronouncements

On January 1, 2018, the Company adopted two new accounting standards issued by the FASB that clarify presentation and classification in the statement of cash flows on a retrospective basis. As a result of adoption, amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash of $0.2 million, $1.4 million and $1.4 million as of December 31, 2016, March 31, 2017 and December 31, 2017, respectively, as well as previously reported cash and cash equivalents.

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

Potential dilutive securities, which include, unvested restricted stock units (“RSUs”), vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”) have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of March 31,
	2018	2017
Unvested RSUs	1,899,505	1,818,315
Vested and unvested options	5,466,825	3,775,661
ESPP share purchase rights	60,317	27,765
Total	7,426,647	5,621,741

4.Financial Instruments

Our financial assets are measured at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level 1:	Quoted prices in active markets for identical assets or liabilities that we have the ability to access
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves
Level 3:	Inputs that are unobservable data points that are not corroborated by market data

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$47,411	$-	$-	$47,411
U.S. Treasury obligations	Level 2	157,156	1	(125)	157,032
Government agency obligations	Level 2	8,481	-	(38)	8,443
Corporate debt obligations	Level 2	142,148	5	(340)	141,813
Commercial paper	Level 2	31,828	-	-	31,828
Asset-backed securities	Level 2	15,309	1	(28)	15,282
Certificate of deposit	Level 2	1,500	-	-	1,500
Total available-for-sale securities		403,833	7	(531)	403,309
Less amounts classified as cash equivalents		(86,485)	—	2	(86,483)
Amounts classified as short-term investments		$317,348	$7	$(529)	$316,826

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$68,730	$—	$—	$68,730
U.S. Treasury obligations	Level 2	39,068	—	(28)	39,040
Government agency obligations	Level 2	4,749	—	(21)	4,728
Corporate debt obligations	Level 2	46,532	2	(98)	46,436
Commercial paper	Level 2	1,592	—	—	1,592
Asset-backed securities	Level 2	4,122	—	(6)	4,116
Total available-for-sale securities		164,793	2	(153)	164,642
Less amounts classified as cash equivalents		(77,769)	—	—	(77,769)
Amounts classified as short-term investments		$87,024	$2	$(153)	$86,873

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2018		As of December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$334,088	$333,774	$151,938	$151,852
Maturing in one to five years	69,745	69,535	12,855	12,790
Total available-for-sale securities	$403,833	$403,309	$164,793	$164,642

As of March 31, 2018, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three months ended March 31, 2018 and 2017, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2018 and December 31, 2017, restricted cash totaled $1.4 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	90,495	79,223
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$91,889	$80,617

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2018	2017
	(in thousands)
Construction in progress	$55,083	$40,797
Lab equipment	2,156	2,156
Machinery equipment	885	885
Leasehold improvements	623	623
Furniture and fixtures	536	536
Computer equipment and software	589	477
	59,872	45,474
Less accumulated depreciation and amortization	(1,678)	(1,345)
Property and equipment, net	$58,194	$44,129

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for development of internal use software. Depreciation and amortization expense was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our statement of operations and comprehensive loss in the fourth quarter of 2015. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional CTL programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our statement of operations and comprehensive loss in the third quarter of 2016. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods resulted in research and development expense of $1.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2018 and December 31, 2017, there were no outstanding obligations for milestones and royalties to MSK and QIMR Berghofer.

7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice, with the exception of potential termination charges related to one of our contract manufacturing agreements in the event certain minimum purchase volumes are not met. As of March 31, 2018 and December 31, 2017, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Operating and Capital Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we are required to maintain a letter of credit in the amount of $0.2 million to the landlord, which expires and is renewed every 12 months, and is classified as restricted cash in our condensed consolidated balance sheet. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019. Also, in fourth quarter of 2017, we entered into multiple agreements to lease certain equipment that have been accounted for as capital leases. The terms of the lease agreements range between 2-3 years.

Rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Financing Obligation—Build-to-Suit Lease

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our condensed consolidated balance sheet.

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

As of March 31, 2018, we have capitalized $10.3 million of construction in progress relating to landlord’s costs of the building incurred through that date and have recognized a corresponding long-term financing obligation for the same amount included in the long-term liabilities in our consolidated balance sheets. In addition, we have recorded $35.4 million of construction in progress for construction costs incurred by us and $0.3 million of capitalized interest during the construction period through March 31, 2018. Further, we recorded ground lease expense of $88,000 and $37,000 for the three months ended March 31, 2018 and 2017, respectively, in our condensed consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period.

Asset Retirement Obligation

The Company’s ARO consists of a contractual requirement to remove the tenant improvements at our manufacturing facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. The Company records an estimate of the fair value of its ARO in long-term liabilities in the period incurred. The fair value of the ARO is also capitalized as construction in progress. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate.

The following table presents the activity for our ARO liabilities:

(in thousands)
Balance as of December 31, 2017	$580
Liabilities incurred during the period	88
Balance as of March 31, 2018	$668

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2018 and December 31, 2017.

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

Equity Offering

In January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock at an offering price of $18.25 per share and received net proceeds of $131.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Further, in March 2018, we completed an underwritten public offering of 4,928,571 shares of common stock at an offering price of $35.00 per share and received net proceeds of $161.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

During the three months ended March 31, 2018 and 2017, we did not sell any shares of common stock, under the ATM Facility. As of March 31, 2018, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plan

Under the terms of the 2014 Equity Incentive Plan (“2014 EIP”), we may grant options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. As of March 31, 2018, a total of 11,191,315 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,090,015 shares were available for future grant and 7,101,300 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	1,685,000	$16.90
Granted	642,487	$35.80
Forfeited	(99,257)	$17.10
Vested	(328,725)	$15.10
Unvested as of March 31, 2018	1,899,505	$23.59
Vested and unreleased	9,970
Outstanding as of March 31, 2018	1,909,475

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted was $35.80 and $15.09 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $39.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the RSUs outstanding as of March 31, 2018 was $74.5 million.

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the three months ended March 31, 2018, we settled 336,240 RSUs, of which 229,854 RSUs were net settled by withholding 86,359 shares.  The value of the RSUs withheld was $3.4 million, based on the closing price of our common stock on the settlement date. During the three months ended March 31, 2017, we settled 195,957 RSUs, of which 47,017 RSUs were net settled by withholding 20,234 shares.  The value of the RSUs withheld was $0.3 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,954,648	$21.46
Granted	719,950	34.37
Exercised	(309,497)	20.02
Forfeited or expired	(173,276)	32.72
Outstanding as of March 31, 2018	5,191,825	$22.96	5.2	$85,253
Vested and expected to vest as of March 31, 2018	5,191,825	$22.96	5.2	$85,253
Exercisable as of March 31, 2018	1,956,920	$24.63	3.9	$30,000

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2018 and the exercise price of outstanding, in-the-money options. As of March 31, 2018, there was $38.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Options for 309,497 shares of our common stock were exercised during the three months ended March 31, 2018, with an intrinsic value of $4.9 million. No options were exercised during the three months ended March 31, 2017. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Assumptions:
Expected term (years)	4.5	4.4
Expected volatility	74.0%	69.2%
Risk-free interest rate	2.5%	1.9%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$20.39	$8.21
Options granted	719,950	155,100
Total estimated grant date fair value	$14,680,000	$1,273,000

The estimated fair value of stock options that vested in the three months ended March 31, 2018 and 2017 was $3.3 million and $4.2 million, respectively.

Inducement Plan

In February 2018, we adopted the 2018 Inducement Plan (“2018 IP”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. Shares reserved for issuance under the plan is 1,250,000. As of March 31, 2018, 1,250,000 shares of common stock were reserved for issuance under the 2018 IP. In April 2018, we granted 70,000 options at weighted average exercise price of $36.00 per share and 42,500 RSUs under our 2018 IP.

Options Granted Outside the Equity Plans

As of March 31, 2018, we granted 275,000 options, at weighted average exercise price of $13.96 per share, outside of our equity plans. These options have terms similar to the options granted under the 2014 EIP. The weighted average grant date fair value of such grants were $2.2 million. No options were granted outside our equity plans during the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was $1.8 million of unrecognized stock-based compensation expense related to options issued outside the 2014

EIP that is expected to be recognized over a weighted average period of 3.3 years. The aggregate intrinsic value of such options as of March 31, 2018 was $6.9 million.

Employee Stock Purchase Plan

As of March 31, 2018, there were 1,020,438 shares available for purchase under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company recorded $0.1 million and $0.1 million of expense related to the 2014 ESPP in the three months ended March 31, 2018 and 2017, respectively. No shares were purchased under the 2014 ESPP during the three months ended March 31, 2018 and 2017.

Reserved Shares

The following shares of common stock were reserved for future issuance as of March 31, 2018:

Total Shares Reserved
2014 Equity Incentive Plan	11,191,315
2018 Inducement Plan	1,250,000
2014 Employee Stock Purchase Plan	1,020,438
Options granted outside the equity plans	275,000
Total reserved shares of common stock	13,736,753

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Research and development	$2,932	$2,141
General and administrative	4,082	3,206
Total stock-based compensation expense	$7,014	$5,347

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leading T-cell immunotherapy company developing novel treatments for patients with cancer, autoimmune and viral diseases. The Company's off-the-shelf, or allogeneic, T-cells are bioengineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment. Atara's T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells. Atara's most advanced T-cell immunotherapy in development, tabelecleucel (formerly known as ATA129), is being developed for the treatment of patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV+ PTLD, who have failed rituximab, as well as other EBV associated hematologic and solid tumors, including nasopharyngeal carcinoma, or NPC. Off-the-shelf ATA188 and autologous, or patient-derived, ATA190, the Company's T-cell immunotherapies using a complementary targeted antigen recognition technology, target specific EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS. Atara's clinical pipeline also includes ATA520 targeting Wilms Tumor 1, or WT1, ATA230 directed against cytomegalovirus, or CMV, and ATA621 directed against the BK and JC viruses.

Our technology allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile, and, unlike many other T-cell programs, there is neither a requirement for pre-treatment before our cells are administered nor is there extended monitoring following administration. For example, in our ongoing trials with our most advanced product candidate, tabelecleucel, patients are monitored for one to two hours following receipt of tabelecleucel. Our T-cell immunotherapy platform is applicable to a broad array of targets and diseases. With more than 200 patients treated across the platform, we have observed clinical proof of concept across both viral and non-viral targets in conditions ranging from liquid and solid tumors to infectious and autoimmune diseases. We have also observed a safety profile characterized by few treatment-related serious adverse events, or SAEs, and no evidence of cytokine release syndrome to date.

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

We have two technology platforms. One of our technology platforms was developed from more than a decade of experience at MSK. The other was developed at QIMR Berghofer, in Australia. We licensed rights to certain know-how and T-cell product candidates from MSK in June 2015. Our most advanced product candidate, tabelecleucel, targets EBV. Tabelecleucel received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, and Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, and is currently being evaluated as monotherapy in two Phase 3 trials for the treatment of patients with EBV+ PTLD. We believe that tabelecleucel has the potential to be the first commercially available off-the-shelf T-cell immunotherapy and the first FDA and EMA approved therapy for EBV+ PTLD. With a European conditional marketing authorization application planned for the first half of 2019 and U.S. biologics licensing applications planned following the completion of one of our ongoing Phase 3 trials, we are currently developing the infrastructure to commercialize tabelecleucel globally in EBV+ PTLD. We are also evaluating the potential utility of tabelecleucel in patients with other EBV associated cancers, such as NPC, to continue its development in solid tumors. Additional product candidates derived from the collaboration with MSK are being developed to treat various cancers and severe viral infections.

In October 2015 and September 2016, we licensed rights to certain know-how and technology from QIMR Berghofer that are complementary to those we which was licensed from MSK. This know-how and technology uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as MS. We are also working with QIMR Berghofer on the development of EBV and other virally targeted T-cells. Through this technology, we are expanding the role of immunotherapy beyond oncology and viral infections to autoimmune disease. Our most advanced off-the-shelf T-cell product candidate utilizing this technology, ATA188, targets select antigens of EBV and is currently being evaluated in a Phase 1 trial in an initial cohort for the treatment of patients with progressive MS. In connection with the initial license from QIMR Berghofer, we received an option to exclusively license an autologous version of ATA188, also known as ATA190, which recently demonstrated clinical activity in a Phase 1 trial in progressive MS. We expect to broadly explore the utility of our targeted antigen recognition technology in EBV and other virally driven diseases, and additional product candidates derived from our collaboration with QIMR Berghofer are being developed.

We believe that Atara is a leading allogeneic T-cell immunotherapy company with a robust and late stage oncology pipeline and potentially transformative T-cell immunotherapies for MS and other viral diseases. With tabelecleucel poised to potentially become the first off-the-shelf T-cell therapy approved in the U.S. and E.U. and a robust pipeline of high potential candidates, our ambition is to be recognized as the leader in off-the-shelf T-cell immunotherapy.

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

Our most advanced T-cell immunotherapy product candidate, tabelecleucel, is an allogeneic EBV-specific T-cell immunotherapy that is currently being investigated for the treatment of patients with EBV+ PTLD who have failed rituximab. In February 2015, the FDA granted tabelecleucel BTD in the treatment of patients with EBV+ PTLD after HCT who have failed rituximab. BTD is an FDA process designed to accelerate the development and review of drugs intended to treat a serious condition when early trials show that the drug may be substantially better than current treatment. In October 2016, tabelecleucel was accepted into the EMA PRIME regulatory pathway for the same indication, providing enhanced regulatory support. In addition, tabelecleucel has received orphan status in the United States and European Union for the treatment of patients with EBV+ PTLD following HCT or SOT. In December 2016, we announced that we had reached agreement with the FDA on the designs of two Phase 3 trials for tabelecleucel intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT and SOT in patients who have failed rituximab. In December 2017, following discussion with the FDA of manufacturing and comparability data generated on material manufactured by our contract manufacturing organization, we initiated these trials in the United States. We expect to expand these trials geographically to include clinical sites outside the United States.

The Phase 3 MATCH trial (EBV+ PTLD following HCT) is a multicenter, open label, single arm trial designed to enroll approximately 35 patients with EBV+ PTLD following HCT who have failed rituximab. The Phase 3 ALLELE trial (EBV+ PTLD following SOT) is a multicenter, open label trial with two non-comparative cohorts. Each cohort is designed to enroll approximately 35 patients. The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy. Both cohorts are enrolling concurrently. The primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate, or ORR, defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. Secondary endpoints for both trials include duration of response, overall survival, safety, quality of life metrics, and other measures to evaluate its health economic impact. A safety committee will meet periodically to monitor for safety. Results from the first tabelecleucel Phase 3 study, or cohort in the case of ALLELE, to reach the primary endpoint are expected to be available in the first half of 2019.

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

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 trial with allogeneic ATA188 for patients with MS and in January 2018 announced that we received clearance of our investigational new drug, or IND, application from the FDA to proceed with patient enrollment at U.S. sites.  In the first quarter of 2018, we initiated this study in the U.S. The primary objective of this Phase 1 trial is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the trial include measures of clinical improvement such as Expanded Disability Status Scale, or EDSS, and annualized relapse rate, or ARR, as well as MRI imaging. The trial is expected to enroll a total of 60 patients across the United States, Australia and Europe: 30 patients with PMS, either PPMS or SPMS, and 30 patients with RRMS. We expect to announce results from our ATA188 Phase 1 trial in patients with PMS in the first half of 2019.

In addition, based on the Phase 1 clinical results observed to date with ATA190, we believe the continued development of ATA190 will enhance our understanding of the potential therapeutic utility of targeting EBV in the treatment of MS and further inform and complement our development of ATA188. We plan to initiate, in 2019, a randomized clinical study of ATA190 in patients with PMS.

ATA520 for hematologic malignancies

Our third T-cell immunotherapy product candidate, ATA520, is an off-the-shelf WT1 specific T-cell immunotherapy, that targets cancers expressing the antigen WT1 and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including hematological malignances as well as solid tumors. Given the advances of our EBV-related pipeline programs in NPC and MS, as well as the opportunity to pursue a conditional marketing authorization in the EU for tabelecleucel, we expect to initiate an additional clinical trial with ATA520 following the further process development of ATA520 as well as the clinical and regulatory advancement of tabelecleucel and our MS related programs.

ATA230 for CMV viremia and disease

Our fourth T-cell immunotherapy product candidate, ATA230, is an off-the-shelf CMV specific T-cell immunotherapy, that is in Phase 2 clinical trials for refractory CMV infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. Recently, the FDA granted orphan drug designation for ATA230 for the treatment of CMV viremia and disease in immunocompromised patients as well as Rare Pediatric Disease Designation for the treatment of congenital CMV infection. The EMA has also granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity. Given the opportunity to pursue a CMA in the EU for tabelecleucel, we have decided to prioritize our EBV related programs ahead of ATA230 at this time, and plan to further evaluate our development strategy for ATA230 later in 2018.

ATA621 for BK and JC virus associated diseases

Through our ongoing collaboration with QIMR Berghofer, we recently developed a new T-cell immunotherapy product candidate, ATA621, for BK and JC virus associated diseases. These two viruses are closely related and there are no available antiviral agents approved for use in BK or JC associated diseases. JC virus is associated with progressive multifocal leukoencephalopathy, or PML, which occurs in transplant, HIV and cancer patients as well as in patients treated with other immunosuppressive therapies, including certain therapies utilized for the treatment of MS. BK virus is associated with hemorrhagic cystitis, or BKVHC, which mainly occurs following HCT or cyclophosphamide treatment as well as BK virus associated nephropathy, or BKVAN, which is a disease most commonly associated with kidney transplant. We are currently conducting IND enabling manufacturing process development and plan to initiate a Phase 1 trial with ATA621 in 2019.

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

Our net losses were $41.4 million and $25.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $338.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2018, our cash, cash equivalents and short-term investments totaled $407.3 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical trials of tabelecleucel for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	continuing development of ATA190 and enrolling patients to the Phase 1 trial of ATA188 in MS;
•	continuing to develop our product candidates in additional indications, including tabelecleucel for NPC and frontline PTLD;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including PCL, and solid tumors;
•	continuing to develop other product candidates, including ATA621 for JCV and BK-associated diseases; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our ongoing Phase 3 or other clinical trials;
•	the scope, rate of progress, and expenses of our ongoing as well as any additional clinical trials and other research and development activities;
•	future clinical trial results;
•	uncertainties in clinical trial enrollment rates or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the three months ended March 31, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Income Taxes

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. As of March 31, 2018, we have made a reasonable estimate of the effects on our existing deferred taxes and related disclosures for the reduction in corporate tax rate and adjustments to the expected deductibility of executive compensation. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit as a result of enactment of the Tax Act. Due to accumulated foreign deficits the Company does not expect a current inclusion in U.S. federal taxable income for the transition tax on earnings of controlled foreign corporations.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the key estimates on the deferred tax remeasurement and the impact of the changes to the deductibility of executive compensation to be provisional due to expected forthcoming guidance from federal and state tax authorities, our continuing analysis of final year-end data and tax positions, as well as further guidance expected for the associated income tax accounting. During the three months ended March 31, 2018, we did not make any adjustments to the provisional amounts included in the consolidated financial statements for the year ended December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements. As an “emerging growth company”,

•

we will avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

•	we will provide less extensive disclosure about our executive compensation arrangements; and
•	we will not require stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will be deemed a “large accelerated filer” as of the end of the fourth quarter of 2018 if, among other things, our public float as of June 29, 2018 is $700 million or greater.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three months ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
Tabelecleucel	$5,723	$3,794	$1,929
ATA188	1,922	264	1,658
ATA230	699	908	(209)
T-cell manufacturing and other program expenses	5,025	4,386	639
Employee and overhead costs	15,091	8,189	6,902
Total research and development	$28,460	$17,541	$10,919

Tabelecleucel costs were $5.7 million in the 2018 period as compared to $3.8 million in the 2017 period. The increase was primarily due to clinical trial, manufacturing and outside service costs related to the initiation of the two Phase 3 clinical trials of tabelecleucel in patients with rituximab-refractory EBV+ PTLD. We anticipate that tabelecleucel costs will continue to increase in 2018 due to enrollment in the two Phase 3 clinical trials.

ATA188 costs were $1.9 million in the 2018 period as compared to $0.3 million in the 2017 period. The increase was primarily related to clinical manufacturing and the initiation of the Phase 1 clinical trial of ATA188 for patients with MS in October 2017. We anticipate that ATA188 costs will continue to increase in 2018 as the Phase 1 trial expands.

ATA230 costs were $0.7 million in the 2018 period as compared to $0.9 million in the 2017 period. The decrease between the periods was primarily related to lower clinical trial, manufacturing and outside services costs due to reduced clinical trial-related activity.

T-cell manufacturing and other program expenses were $5.0 million in the 2018 period as compared to $4.4 million in the 2017 period. The increase was primarily due to increased manufacturing and development activities related to process science work. We anticipate that T-cell manufacturing and other program expenses will continue to increase in 2018 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

Employee and overhead costs were $15.1 million in the 2018 period as compared to $8.2 million in the 2017 period. The increase was primarily due to a $4.2 million increase in payroll and related costs from increased headcount, a $1.2 million increase in facility related costs, a $1.1 million increase in other outside services costs and a $0.4 million increase in travel and other related costs  in support of our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand our research and development activities.

General and administrative expenses

	Three months ended March 31,		Increase
	2018	2017	(Decrease)
	(in thousands)
General and administrative	$13,992	$8,620	$5,372

General and administrative expenses increased to $14.0 million in the 2018 period as compared to $8.6 million in the 2017 period. The increase was primarily due to a $2.6 million increase in payroll and related costs driven by increased headcount, a $2.3 million increase in professional services costs, and a $0.5 million increase in travel and facility related costs. We expect that general and administrative costs will continue to increase in 2018 as we continue to expand our operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock. In January 2018, we completed an underwritten public offering of 7,675,072 shares of common stock at an offering price of $18.25 per share and received net proceeds of $131.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Further, in March 2018, we completed an underwritten public offering of 4,928,571 shares of common stock at an offering price of $35.00 per share and received net proceeds of $161.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In March 2017, we entered into the ATM Facility with Cowen under which we may offer and sell, in our sole discretion, shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM Facility. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the three months ended March 31, 2018 and 2017, we did not sell any shares of common stock under the ATM Facility. As of March 31, 2018, $55.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. As of March 31, 2018, we had an accumulated deficit of $338.1 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities.  For the remainder of 2018, we expect to spend in the range of $8.0 million to $10.0 million of cash to build-out our office, lab and cellular therapy manufacturing space in Thousand Oaks, California. Management expects that existing cash, cash equivalents and short-term investments as of March 31, 2018 will be sufficient to fund our planned operations to mid-2020.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$90,495	$79,223
Short-term investments	316,826	86,873
Total cash, cash equivalents and short-term investments	$407,321	$166,096

Cash Flows

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,822)	$(22,034)
Investing activities	(249,917)	38,022
Financing activities	296,011	(326)
Net increase in cash, cash equivalents and restricted cash	$11,272	$15,662

Operating activities

Net cash used in operating activities was $34.8 million in the 2018 period as compared to $22.0 million in the 2017 period. The increase of $12.8 million was primarily due to a $15.8 million increase in net loss and a $0.5 million decrease in the amortization of investment premiums and discounts partially offset by a $1.7 million increase in operating assets and liabilities, a $1.7 million increase in stock-based compensation and a $0.1 million increase in depreciation expense.

Investing activities

Net cash used in investing activities in the 2018 period consisted primarily of $292.5 million used to purchase available-for-sale securities and $19.8 million in purchases of property and equipment, partially offset by $26.5 million received from maturities and $35.9 million from sales of available-for-sale securities. Net cash provided by investing activities during the 2017 period consisted primarily of $63.8 million received from maturities and $27.5 million from sales of available-for-sale securities, partially offset by $52.0 million used to purchase available-for-sale securities and $1.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2018 period consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018 and $6.2 million of net proceeds from employee stock transactions, partially offset by $3.4 million of taxes paid related to the net share settlement of restricted stock and $0.1 million on principal payments on our capital lease obligations. Net cash used in financing activities in the 2017 period consisted of $0.3 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates, and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in connection with our continuing and expected expansion of our operations.

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020. In order to complete the process of obtaining regulatory approval for our lead product candidate and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our lead product candidate, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing and planned clinical trials and preclinical studies for our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Contractual Obligations and Commitments

Future minimum payments under our operating and capital leases as of March 31, 2018 and 2017, were $4.2 million and $3.3 million, respectively.

In addition, in February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California.  The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. The aggregate contractual obligations during the initial term are $16.4 million.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. We are accounting for this lease under build to suit accounting guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Vice President, Finance (the person performing a similar function to that of the Principal Financial and Accounting Officer for this purpose), we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of March 31, 2018.  Based on that evaluation, our Chief Executive Officer and Vice President, Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations on Controls and Procedures

Our management, including our Chief Executive Officer and our Vice President, Finance (the person performing a similar function to that of the Principal Financial and Accounting Officer for this purpose), does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Vice President, Finance have concluded that, as of March 31, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2018, we reported a net loss of $41.4 million and we had an accumulated deficit of $338.1 million as of March 31, 2018.

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from QIMR Berghofer, including ATA188 and ATA190, which are in development for the treatment of MS. These expenditures will include costs associated with research and development, potentially acquiring new product candidates or technologies, conducting preclinical studies and clinical trials and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with each of MSK and QIMR Berghofer, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into mid-2020. As of March 31, 2018, we had total cash, cash equivalents and short-term investments of $407.3 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidates are tabelecleucel, for which we recently initiated Phase 3 clinical trials in the United States, ATA188, which is in a Phase 1 clinical trial, ATA190, which is in a Phase 1 clinical trial conducted by QIMR Berghofer, and ATA230, which is in Phase 2 clinical trials. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner. We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical trials, generally including two well-controlled Phase 3 trials, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate.

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

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tabelecleucel, ATA520, ATA188, ATA190, ATA230 or any of our other product candidates in any particular jurisdiction. Tabelecleucel has been predominantly evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. For example, the primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. In contrast, neither the prior MSK trials nor our EAP trial protocol require response confirmation. The findings may not be reproducible in late phase trials we conduct. For regulatory approvals, we plan on using independent radiologist and/or oncologist assessment of responses which may not correlate with the MSK reported assessments. In addition, the Phase 2 clinical trials with tabelecleucel enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of tabelecleucel in the treatment of a single disease state for which we may later seek approval. Moreover, final trial results may not be consistent with interim trial results. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical trial with an autologous product candidate may not yield the same or better results with an allogeneic product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether clinical trials will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA will not put clinical trials of any of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, risk that we do not have an appropriately matched HLA cell line, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of tabelecleucel, ATA188, ATA520, ATA230 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and dependent on certain available data from our Phase 3 trials in rituximab-refractory EBV+ PTLD after HCT and SOT. The Phase 3 data that will be submitted as support for the CMA will require a certain number of patients to be enrolled and evaluated in the ongoing trial prior to the time of filing. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA. Any actual or alleged failure to comply with labeling and promotion requirements may have a negative impact on our business.

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

Additionally, the process of manufacturing cellular therapies is complex, highly regulated and subject to several risks, including but not limited to:

•

the process of manufacturing cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination; and

•

because our T-cell immunotherapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Such contaminations could also increase the risk of adverse side effects. Furthermore, the product ultimately consists of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient will require close coordination between clinical and manufacturing personnel.

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

If our sole clinical manufacturing facility or our CMO is damaged or destroyed or production at these facilities is otherwise interrupted, our business and prospects would be negatively affected.

If our manufacturing facility or CMO or the equipment in either is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we may not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need FDA approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our product sales.

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

We have relied upon and plan to continue to rely upon third-party CROs and contractors to monitor and manage data for our ongoing preclinical and clinical programs. For example, our collaborating investigators at MSK manage the conduct of the ongoing clinical trials for ATA520 as well as perform the analysis, publication and presentation of data and results related to this program and the historical phase 1/2 tabelecleucel and ATA230 programs.  We also rely on studies previously conducted by MSK. Our collaborating investigators at QIMR Berghofer manage the conduct of the ongoing clinical trials for ATA190. We are utilizing a CRO for our EAP trial of tabelecleucel and for our open Phase 3 trials for EBV+ PTLD after HCT and SOT. We rely on these parties for the execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations, GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for all of our products in clinical development, and cGTP, which are standards designed to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Regulatory authorities enforce GCP and cGTP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of our partners or CROs, fail to comply with applicable GCP or cGTP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our regulatory applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP or cGTP requirements. In addition, our clinical trials must be conducted with product produced under cGMP and cGTP requirements. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, clinicaltrials.gov, within a specified timeframe. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process and result in adverse publicity.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We hold rights under license agreements with MSK and QIMR Berghofer that are important to our business. Our discovery and development platform is built, in part, around patent rights exclusively in-licensed from MSK and QIMR Berghofer. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The loss of our license agreements could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The U.S. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA or EMA approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV associated diseases including: Cell Medica Ltd., which is conducting Phase 2 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder and Viracta Therapeutics, Inc., Viracta, which has initiated Phase 1b/2 clinical trials for VRx-3996 in relapsed/refractory EBV+ lymphomas, and Viracyte, which is conducting a Phase 2 clinical trial for Viralym-MTM , a multi-virus T-cell product that targets five viruses including EBV. In addition, Tessa Therapeutics Pte Ltd. is developing TT10, an autologous EBV specific T-cell therapy, which is currently being evaluated in Phase 3 clinical trials for the treatment of nasopharyngeal carcinoma.

Drug therapies approved or commonly used for CMV infection include antiviral compounds such as ganciclovir, valganciclovir, cidofovir and foscarnet and Merck’s recently approved Prevymis TM (letermovir), a DNA terminase inhibitor. In addition, a number of companies and academic institutions are developing drug candidates for CMV infection and other CMV-associated diseases.  These companies and academic institutions are in various stages of development with their product candidates. Shire Plc which is conducting Phase 3 clinical trials of maribavir, a UL97 protein kinase inhibitor and Vical Inc., recently announced ASP0113, a therapeutic bivalent plasma DNA CMV vaccine being evaluated in patients undergoing an allogeneic stem cell transplant, failed to meet primary or secondary endpoints in Phase 3 clinical trials.  In addition, Helocyte, Inc., is conducting two Phase 2 clinical trials for a CMV MVA-vaccine and a CMV peptide vaccine in patients undergoing an allogeneic hematopoietic stem cell transplant; a monoclonal antibody combination therapy; Merck is conducting Phase 2 clinical trials for V160, a CMV DNA vaccine; VBI Vaccines Inc., has completed Phase 1 clinical trials for VBI-1501A, an eVLP vaccine; Hookipa Biotech, is conducting Phase 1 clinical trials for HB101, a bivalent vaccine, ViraCyte, is conducting Phase 1 clinical trials for Viralym-C, a CMV-specific allogeneic cell therapy product; Fate Therapeutics is conducting a Phase 1/2 clinical trial for ProTmune, a small molecule programmed mobilized peripheral blood graft; Chimerix is conducting Phase 1 clinical trials for intravenous brincidofovir (BCV IV), a nucleotide analog and Moderna Therapeutics is conducting Phase 1 clinical trials for mRNA-1647, an mRNA based prophylactic vaccine.

Competition in the MS market is high with fourteen therapies approved for the treatment of relapsing-remitting multiple sclerosis (RRMS) in the U.S. and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by F. Hoffmann-La Roche, was approved for the treatment of relapsing MS in the U.S. and European Union.  There are numerous other development candidates in Phase 3 trials for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; Biogen’s BIIB098 (formerly Alkermes’ ALKS 8700); and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  Celgene recently received a Refusal to File letter from the FDA regarding ozanimod, an S1PR and S1PR5 agonist, in relapsing MS, however, they have stated they will seek information and resubmit their regulatory filings in the near future.

Only three therapies have been approved for the treatment of progressive MS.  Recently, Ocrevus® was approved in the U.S. and European Union for the treatment of primary progressive MS (PPMS).  Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS (SPMS). Few therapies have been approved for progressive MS because many candidates have failed during clinical trial testing.  In the U.S., there is one drug (mitoxantrone) approved to treat SPMS, which is now generic.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in trials including a number of Phase 3 programs: MedDay’s MD-1003, a concentrated form of biotin, and AB Science’s masitinib, a tyrosine kinase inhibitor, are pursuing both SPMS & PPMS. Medicinova’s MN166(ibudilast) is in Phase 2 trials for PPMS and Novartis’ siponimod and J&J/Actelion’s ponesimod are in Phase 3 trials seeking approvals for SPMS.

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

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, commercial and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

As of March 31, 2018, we had 206 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

As of December 31, 2017, we reported U.S. federal and state NOLs of approximately $76.0 million and $231.4 million, respectively. These federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2017 and concluded that we have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOL’s generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOL’s may harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through March 31, 2018, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years from the date of our initial public offering. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We will be deemed a “large accelerated filer” as of the end of the fourth quarter of 2018 if, among other things, our public float as of June 29, 2018 is $700 million or greater.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1*	Atara Biotherapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”)					X

10.2*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan					X

10.3*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
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
Date: May 8, 2018
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ David Tucker
David Tucker
Vice President, Finance
(Duly Authorized Officer and Acting Principal
Financial and Accounting Officer)