Form 10-Q
period 2018-06-30
Atara Biotherapeutics, Inc.
filed 2018-08-01
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding shares of the Registrant’s Common Stock as of July 27, 2018 was 45,342,653 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$103,203	$79,223
Short-term investments	313,812	86,873
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	7,861	5,900
Total current assets	425,070	172,190
Property and equipment, net	66,075	44,129
Restricted cash - long-term	1,200	1,200
Other assets	362	260
Total assets	$492,707	$217,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,545	$14,711
Accrued compensation	5,276	5,664
Accrued research and development expenses	6,661	4,006
Other current liabilities	8,752	3,265
Total current liabilities	27,234	27,646
Long-term liabilities	12,974	12,269
Total liabilities	40,208	39,915

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2018 and December 31, 2017; 45,334 and 30,730 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5	3
Additional paid-in capital	841,975	474,662
Accumulated other comprehensive loss	(505)	(151)
Accumulated deficit	(388,976)	(296,650)
Total stockholders’ equity	452,499	177,864
Total liabilities and stockholders’ equity	$492,707	$217,779

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$33,387	$18,296	$61,847	$35,837
General and administrative	19,236	9,613	33,228	18,233
Total operating expenses	52,623	27,909	95,075	54,070
Loss from operations	(52,623)	(27,909)	(95,075)	(54,070)
Interest and other income, net	1,743	481	2,752	990
Loss before provision for income taxes	(50,880)	(27,428)	(92,323)	(53,080)
Provision for income taxes	3	—	3	2
Net loss	$(50,883)	$(27,428)	$(92,326)	$(53,082)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	19	38	(354)	69
Comprehensive loss	$(50,864)	$(27,390)	$(92,680)	$(53,013)
Net loss per common share:
Basic and diluted net loss per common share	$(1.15)	$(0.94)	$(2.20)	$(1.82)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	44,379	29,247	42,001	29,152

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017
Operating activities
Net loss	$(92,326)	$(53,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,013	11,003
Amortization of investment premiums and discounts	(756)	459
Depreciation and amortization expense	1,064	428
Non-cash interest expense	125	—
Asset retirement obligation accretion expense	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,961)	(725)
Other assets	(102)	(74)
Accounts payable	(207)	253
Accrued compensation	(388)	(483)
Accrued research and development expenses	2,655	(337)
Other current liabilities	2,545	160
Long-term liabilities	66	63
Net cash used in operating activities	(74,256)	(42,335)
Investing activities
Purchases of short-term investments	(357,647)	(112,395)
Maturities of short-term investments	51,984	115,349
Sales of short-term investments	79,126	51,711
Purchases of property and equipment	(27,257)	(4,341)
Net cash (used in) provided by investing activities	(253,794)	50,324
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	293,290	—
Proceeds from issuance of common stock from "at-the-market" facility, net	47,586	9,326
Proceeds from employee stock awards	14,857	495
Taxes paid related to net share settlement of restricted stock units	(3,431)	(341)
Principal payments on capital lease obligations	(272)	—
Net cash provided by financing activities	352,030	9,480
Increase in cash, cash equivalents and restricted cash	23,980	17,469
Cash, cash equivalents and restricted cash at beginning of period	80,617	48,162
Cash, cash equivalents and restricted cash at end of period	$104,597	$65,631
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$5,078	$2,502
Facility lease financing obligations	$441	$10,870
Property & equipment acquired under capital leases	$191	$—
Asset retirement cost	$88	$—
Interest capitalized during construction period for build-to-suit lease transaction	$77	$95
Supplemental cash flow disclosure
Cash paid for interest	$67	$—

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a T-cell immunotherapy company developing novel treatments for patients with cancer, autoimmune and viral diseases. The Company’s “off-the-shelf”, or allogeneic, T-cells are engineered from donors with healthy immune function and allow for rapid delivery from inventory to patients without a requirement for pretreatment.  Atara’s T-cell immunotherapies are designed to precisely recognize and eliminate cancerous or diseased cells without affecting normal, healthy cells.

We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and to know-how and technology from QIMR Berghofer Medical Research Institute (“QIMR Berghofer”) in October 2015 and September 2016. See Note 6 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except that the presentation of total cash, cash equivalents and restricted cash has been conformed to current period presentation. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity Risk

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of June 30, 2018, we had an accumulated deficit of $389.0 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020.

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

Leases

We lease office space in multiple locations. In addition, we recently constructed a manufacturing facility in Thousand Oaks, California under a non-cancelable lease agreement. The leases are reviewed for classification as operating or capital leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, we record the leased asset with a corresponding liability for principal and interest. Payments are recorded as reductions to these liabilities with interest being charged to interest expense in our statements of operations and comprehensive loss.

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

Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to insert the SEC's interpretive guidance from Staff Accounting Bulletin No. 118 into the income tax accounting codification under U.S. GAAP. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which we expect to complete within the measurement period in accordance with SAB 118.

Adoption of New Accounting Pronouncements

On January 1, 2018, the Company adopted two new accounting standards issued by the FASB that clarify presentation and classification in the statement of cash flows on a retrospective basis. As a result of adoption, amounts generally described as restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows now includes restricted cash of $1.4 million, $1.4 million, and $0.2 million as of December 31, 2017, June 30, 2017, and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of June 30,
	2018	2017
Unvested RSUs	1,797,702	1,801,397
Vested and unvested options	5,718,914	4,482,620
ESPP share purchase rights	9,366	11,562
Total	7,525,982	6,295,579

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$58,908	$—	$—	$58,908
U.S. Treasury obligations	Level 2	170,458	5	(146)	170,317
Government agency obligations	Level 2	16,868	—	(33)	16,835
Corporate debt obligations	Level 2	133,960	9	(308)	133,661
Commercial paper	Level 2	17,463	—	—	17,463
Asset-backed securities	Level 2	13,661	1	(33)	13,629
Certificate of deposit	Level 2	1,500	—	—	1,500
Total available-for-sale securities		412,818	15	(520)	412,313
Less amounts classified as cash equivalents		(98,499)	(2)	—	(98,501)
Amounts classified as short-term investments		$314,319	$13	$(520)	$313,812

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$68,730	$—	$—	$68,730
U.S. Treasury obligations	Level 2	39,068	—	(28)	39,040
Government agency obligations	Level 2	4,749	—	(21)	4,728
Corporate debt obligations	Level 2	46,532	2	(98)	46,436
Commercial paper	Level 2	1,592	—	—	1,592
Asset-backed securities	Level 2	4,122	—	(6)	4,116
Total available-for-sale securities		164,793	2	(153)	164,642
Less amounts classified as cash equivalents		(77,769)	—	—	(77,769)
Amounts classified as short-term investments		$87,024	$2	$(153)	$86,873

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2018		As of December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$339,803	$339,500	$151,938	$151,852
Maturing in one to five years	73,015	72,813	12,855	12,790
Total available-for-sale securities	$412,818	$412,313	$164,793	$164,642

As of June 30, 2018, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and six months ended June 30, 2018 and 2017, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2018 and December 31, 2017, restricted cash totaled $1.4 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	103,203	79,223
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$104,597	$80,617

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$32,309	$623
Construction in progress	19,192	40,797
Build-to-suit asset (see Note 7)	10,686	—
Lab equipment	2,751	2,156
Machinery equipment	1,120	885
Furniture and fixtures	1,628	536
Computer equipment and software	798	477
	68,484	45,474
Less accumulated depreciation and amortization	(2,409)	(1,345)
Property and equipment, net	$66,075	$44,129

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for development of internal use software. Depreciation and amortization expense was $0.7 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively and $1.1 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

6.	License, Collaboration and Manufacturing Agreements

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

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic cytotoxic T-lymphocyte (“CTL”) therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In consideration for the exclusive license, we paid $3.0 million in cash to QIMR Berghofer, which was recorded as research and development expense in our statement of operations and comprehensive loss in the fourth quarter of 2015. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional CTL programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our statement of operations and comprehensive loss in the third quarter of 2016. We exercised this option in June 2018. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of the amended and restated research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods resulting in research and development expense of $1.3 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively and $2.4 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2018 and December 31, 2017, there were no outstanding obligations for milestones and royalties to MSK and QIMR Berghofer.

Cognate Agreement - In August 2015, Atara entered into a Development and Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”).  The Manufacturing Agreement was amended in December 2017 to provide for additional rights for Atara in relation to the conduct of the services and amended again in May 2018 to modify certain financial provisions with respect to manufacturing services.  Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain Atara product candidates. Atara may terminate the Manufacturing Agreement for convenience on 6 months written notice to Cognate, or immediately if Cognate is unable to perform the Services or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of Services for at least ninety days.  The Manufacturing Agreement also includes standard provisions in the case of termination or cancellation of any specific manufacturing services.

7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2018 and December 31, 2017, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

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

Rent expense was $0.5 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively and $1.0 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Facility Lease Financing Obligation

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

Based on the terms of the lease agreement and due to our involvement in certain aspects of the construction, we were deemed the owner of the building (for accounting purposes only) during the construction period in accordance with U.S. GAAP.  Under this build-to-suit lease arrangement, we recognized construction in progress based on all construction costs incurred by both us and the landlord. We also recognized a financing obligation equal to all costs funded by the landlord.

As of June 30, 2018, due to completion of the construction by the landlord and having failed the criteria for sale-lease back accounting, we transferred the $10.3 million of landlord’s construction costs previously capitalized as construction in progress to a build-to-suit asset, and have recognized a corresponding long-term financing obligation for the same amount in long-term liabilities in our consolidated balance sheets.

A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building is applied to the lease financing liability.

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

The following table presents the activity for our ARO liabilities:

(in thousands)
Balance as of December 31, 2017	$580
Liabilities incurred during the period	88
Accretion expense	16
Balance as of June 30, 2018	$684

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2018 and December 31, 2017.

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

Equity Offerings

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

ATM Facility

In March 2017, we entered into a sales agreement (the “ATM Facility”) with Cowen and Company, LLC (“Cowen”) for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM Facility. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the three and six months ended June 30, 2018, we sold an aggregate of 1,007,806 shares of common stock under the ATM facility, at an average price of approximately $48.52 per share, for gross proceeds of $48.9 million and net proceeds of $47.6 million, after deducting commissions and other offering expenses. As of June 30, 2018, $6.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan (“2014 EIP”), we may grant options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. As of June 30, 2018, a total of 10,851,962 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,958,128 shares were available for future grant and 6,893,834 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“2018 IP”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of June 30, 2018, 1,250,000 shares of common stock were reserved for issuance under the 2018 IP, of which 882,500 shares were available for future grant and 367,500 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and 2018 IP:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	1,685,000	$16.90
Granted	788,987	$36.69
Forfeited	(310,352)	$20.23
Vested	(365,933)	$15.11
Unvested as of June 30, 2018	1,797,702	$25.38
Vested and unreleased	3,384
Outstanding as of June 30, 2018	1,801,086

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted was $36.69 and $15.78 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $37.5 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.8 years. The aggregate intrinsic value of the RSUs outstanding as of June 30, 2018 was $66.2 million.

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the six months ended June 30, 2018, we settled 380,034 RSUs, of which 233,836 RSUs were net settled by withholding 87,954 shares.  The value of the RSUs withheld was $3.4 million, based on the closing price of our common stock on the settlement date. During the six months ended June 30, 2017, we settled 253,399 RSUs, of which 49,691 RSUs were net settled by withholding 21,201 shares.  The value of the RSUs withheld was $0.3 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and 2018 IP. The table below also includes 275,000 stock options which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	5,229,648	$21.06
Granted	1,578,750	38.48
Exercised	(622,982)	22.37
Forfeited or expired	(466,502)	35.32
Outstanding as of June 30, 2018	5,718,914	$24.56	5.4	$74,744
Vested and expected to vest as of June 30, 2018	5,718,914	$24.56	5.4	$74,744
Exercisable as of June 30, 2018	2,037,856	$21.89	4.3	$30,678

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2018 and the exercise price of outstanding, in-the-money options. As of June 30, 2018, there was $52.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.0 years.

Options for 622,982 shares of our common stock were exercised during the six months ended June 30, 2018, with an intrinsic value of $11.3 million. No options were exercised during the six months ended June 30, 2017. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Assumptions:
Expected term (years)	4.6	4.5
Expected volatility	73.5%	66.0%
Risk-free interest rate	2.6%	1.8%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$22.79	$8.89
Options granted	1,578,750	770,900
Total estimated grant date fair value	$35,980,000	$6,853,000

The estimated fair value of stock options that vested in the six months ended June 30, 2018 and 2017 was $8.2 million and $7.4 million, respectively.

Employee Stock Purchase Plan

As of June 30, 2018, there were 943,338 shares available for purchase under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company recorded $0.2 million and $0.1 million of expense related to the 2014 ESPP in the six months ended June 30, 2018 and 2017, respectively. 77,100 and 43,962 shares were purchased under the 2014 ESPP during the six months ended June 30, 2018 and 2017, respectively.

Reserved Shares

The following shares of common stock were reserved for future issuance as of June 30, 2018:

Total Shares Reserved
2014 Equity Incentive Plan	10,851,962
2018 Inducement Plan	1,250,000
2014 Employee Stock Purchase Plan	943,338
Options granted outside the equity plans	258,666
Total reserved shares of common stock	13,303,966

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$3,384	$1,983	$6,316	$4,124
General and administrative	4,614	3,673	8,697	6,879
Total stock-based compensation expense	$7,998	$5,656	$15,013	$11,003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have two technology platforms. One of our technology platforms was developed from more than a decade of experience at MSK. The other was developed at QIMR Berghofer, in Australia. We licensed rights to certain know-how and T-cell product candidates from MSK in June 2015. In May 2018, we entered into an agreement to expand our collaboration with MSK to the development of chimeric antigen receptor T-cell (CAR-T) immunotherapies. Our most advanced product candidate, tabelecleucel, targets EBV. Tabelecleucel received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, and Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, and is currently being evaluated as monotherapy in two Phase 3 trials for the treatment of patients with EBV+ PTLD. We believe that tabelecleucel has the potential to be the first commercially available off-the-shelf T-cell immunotherapy and the first FDA and EMA approved therapy for EBV+ PTLD. With a European conditional marketing authorization application planned for the first half of 2019 and U.S. biologics licensing applications planned following the completion of one of our ongoing Phase 3 trials, we are currently developing the infrastructure to commercialize tabelecleucel globally in EBV+ PTLD. We are also evaluating the potential utility of tabelecleucel in patients with other EBV associated cancers, such as NPC, to continue its development into solid tumors. Additional product candidates derived from the collaboration with MSK are being developed to treat various cancers and severe viral infections.

In October 2015 and September 2016, we licensed rights to certain know-how and technology from QIMR Berghofer that are complementary to those we licensed from MSK. This know-how and technology uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as MS. We are also working with QIMR Berghofer on the development of EBV and other virally targeted T-cells. Through this technology, we are expanding the role of immunotherapy beyond oncology and viral infections to autoimmune disease. Our most advanced off-the-shelf T-cell product candidate utilizing this technology, ATA188, targets select antigens of EBV and is currently being evaluated in a Phase 1 trial in an initial cohort for the treatment of patients with progressive MS. In connection with the initial license from QIMR Berghofer, we received an option to exclusively license an autologous version of ATA188, also known as ATA190, which recently demonstrated clinical activity in a Phase 1 trial in progressive MS. We expect to broadly explore the utility of our targeted antigen recognition technology in EBV and other virally driven diseases, and additional product candidates derived from our collaboration with QIMR Berghofer are being developed.

In August 2015, we entered into a Development and Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”).  The Manufacturing Agreement was amended in December 2017 to provide for additional rights for Atara in relation to the conduct of the services and amended again in May 2018 to modify certain financial provisions with respect to manufacturing services.  Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain of our product candidates. Atara may terminate the Manufacturing Agreement for convenience on 6 months written notice to Cognate, or immediately if Cognate is unable to perform the Services or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of Services for at least ninety days.  The Manufacturing Agreement also includes standard provisions in the case of termination or cancellation of any specific manufacturing services.

We believe that Atara is a leading allogeneic T-cell immunotherapy company with a robust oncology pipeline and potentially transformative T-cell immunotherapies for MS and other viral diseases. With tabelecleucel poised to potentially become the first off-the-shelf T-cell therapy approved in the U.S. and E.U. and a robust pipeline of high potential candidates, our ambition is to be recognized as the leader in off-the-shelf T-cell immunotherapy.

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

The Phase 3 MATCH trial (EBV+ PTLD following HCT) is a multicenter, open label, single arm trial designed to enroll approximately 35 patients with EBV+ PTLD following HCT who have failed rituximab. The Phase 3 ALLELE trial (EBV+ PTLD following SOT) is a multicenter, open label trial with two non-comparative cohorts. Each cohort is designed to enroll approximately 35 patients. The first cohort will include patients who previously received rituximab monotherapy, and the second cohort will include patients who previously received rituximab plus chemotherapy. Both cohorts are enrolling concurrently. The primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate, or ORR, defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. Secondary endpoints for both trials include duration of response, overall survival, safety, quality of life metrics, and other measures to evaluate its health economic impact. A safety committee will meet periodically to monitor for safety. Initial results from the first tabelecleucel Phase 3 study, or cohort in the case of ALLELE, are expected to be available in the first half of 2019.

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

There is a strong biologic connection between EBV and MS. EBV is present in nearly all patients with MS. For example, in an international study of patients with clinically isolated syndrome (CIS), a CNS demyelinating event isolated in time that is compatible with the possible future development of MS, only one patient out of 1,407 was seronegative for, or not infected with, EBV. In addition, in separate studies, clear differences in location and frequency of EBV infected B-cells and plasma cells were evident between the brains of MS patients and the brains of patients without MS. In these studies, the EBV infected B-cells and plasma cells were in close proximity to areas of active demyelination. Studies suggest that EBV positive B-cells and plasma cells in the CNS have the potential to catalyze an autoimmune response and the MS pathophysiology. In patients with MS, their T-cells may be unable to control EBV positive B-cells and plasma cells so that B-cells and plasma cells could then accumulate in the brain and generate antibodies that attack and destroy myelin, the protective layer that insulates nerves in the brain and spinal cord. This loss of myelin ultimately leads to MS symptoms. MS disease course has also been shown to correlate with measures of EBV activity. The role of B-cells in MS is supported by the recent approval by the FDA of ocrelizumab for PPMS which broadly targets B-cells through their expression of a cell surface marker known as CD20. Low vitamin D also suppresses T-cells and is associated with MS.

Our second T-cell immunotherapy product candidate, ATA188, is an off-the-shelf EBV-specific T-cell that utilizes a targeted antigen recognition technology that enables the T-cells we administer to selectively identify cells expressing the EBV antigens that we believe are important for the potential treatment of MS. We are also developing an autologous version of this product candidate that we call ATA190. ATA190 utilizes the same approach to targeted antigen recognition as ATA188. These product candidates are designed to selectively target only those cells which are EBV positive while sparing those that are not. We believe that eliminating only EBV positive B-cells, including plasma cells, has the potential to benefit some patients with MS through enhanced efficacy and a better side-effect profile. In October 2015, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell immunotherapy product candidates targeting EBV, including ATA188, utilizing technology and know-how developed by QIMR Berghofer. In connection with this license, we also received an option to exclusively license the autologous version of EBV product candidates, including ATA190, which we exercised in June 2018.

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 trial with allogeneic ATA188 for patients with MS and in January 2018 announced that we received clearance of our investigational new drug, or IND, application from the FDA to proceed with patient enrollment at U.S. sites.  In the first quarter of 2018, we initiated this study in the U.S. The primary objective of this Phase 1 trial is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the trial include measures of clinical improvement such as Expanded Disability Status Scale, or EDSS, and annualized relapse rate, or ARR, as well as MRI imaging. The trial is expected to enroll a total of 60 patients across the United States, Australia and Europe: 30 patients with PMS, either PPMS or SPMS, and 30 patients with RRMS. We expect to announce initial results from our ATA188 Phase 1 trial in patients with PMS in the first half of 2019.

In addition, based on the Phase 1 clinical results observed to date with ATA190, we believe the continued development of ATA190 will enhance our understanding of the potential therapeutic utility of targeting EBV in the treatment of MS and further inform and complement our development of ATA188. We plan to initiate, in 2019, a randomized clinical study of ATA190 in patients with PMS.

ATA520 for hematologic malignancies

Our third T-cell immunotherapy product candidate, ATA520, is an off-the-shelf WT1 specific T-cell immunotherapy, that targets cancers expressing the antigen WT1 and is currently in Phase 1 clinical trials. WT1 is an intracellular protein that is overexpressed in a number of cancers, including hematological malignances as well as solid tumors. Given the advances of our EBV-related pipeline programs in NPC and MS, as well as the opportunity to pursue a conditional marketing authorization in the E.U. for tabelecleucel, we expect to initiate an additional clinical trial with ATA520 following the further process development of ATA520 as well as the clinical and regulatory advancement of tabelecleucel and our MS related programs.

ATA230 for CMV viremia and disease

Our fourth T-cell immunotherapy product candidate, ATA230, is an off-the-shelf CMV specific T-cell immunotherapy, that is in Phase 2 clinical trials for refractory CMV infection that occurs in some patients who have received an HCT or SOT or are otherwise immunocompromised. Recently, the FDA granted orphan drug designation for ATA230 for the treatment of CMV viremia and disease in immunocompromised patients as well as Rare Pediatric Disease Designation for the treatment of congenital CMV infection. The EMA has also granted us orphan status for ATA230 for CMV infection in patients with impaired cell-mediated immunity. Given the opportunity to pursue a CMA in the E.U. for tabelecleucel, we have decided to prioritize our EBV related programs ahead of ATA230 at this time, and plan to further evaluate our development strategy for ATA230 later in 2018.

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

Our net losses were $92.3 million and $53.1 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $389.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2018, our cash, cash equivalents and short-term investments totaled $417.0 million, which we intend to use to fund our operations.

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical trials of tabelecleucel for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical trials and IND-enabling studies;
•	continuing development of ATA190 and enrolling patients to the Phase 1 trial of ATA188 in MS;
•	continuing to develop our product candidates in additional indications, including tabelecleucel for NPC and frontline PTLD;
•	continuing development of ATA520 for the treatment of hematologic malignancies, including PCL, and solid tumors;
•	continuing to develop other product candidates, including ATA621 for BK and JC virus associated diseases; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes during the six months ended June 30, 2018 to our critical accounting policies and significant judgments and estimates as disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Income Taxes

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. As of June 30, 2018, we have made a reasonable estimate of the effects on our existing deferred taxes and related disclosures for the reduction in corporate tax rate and adjustments to the expected deductibility of executive compensation. Due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit as a result of enactment of the Tax Act. Due to accumulated foreign deficits the Company does not expect a current inclusion in U.S. federal taxable income for the transition tax on earnings of controlled foreign corporations.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the key estimates on the deferred tax remeasurement and the impact of the changes to the deductibility of executive compensation to be provisional due to expected forthcoming guidance from federal and state tax authorities, our continuing analysis of final year-end data and tax positions, as well as further guidance expected for the associated income tax accounting. During the six months ended June 30, 2018, we did not make any adjustments to the provisional amounts included in the consolidated financial statements for the year ended December 31, 2017. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

However, we are choosing to irrevocably opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will be deemed a “large accelerated filer” as of the end of the fourth quarter of 2018 as our public float as of June 29, 2018 was greater than $700 million.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)			(in thousands)
Tabelecleucel	$8,089	$7,714	$375	$17,134	$14,898	$2,236
ATA188, ATA190 and other program expenses	6,855	1,712	5,143	11,179	3,880	7,299
Employee and overhead costs	18,443	8,870	9,573	33,534	17,059	16,475
Total research and development	$33,387	$18,296	$15,091	$61,847	$35,837	$26,010

Tabelecleucel costs were $8.0 million and $17.1 million in the three and six-month periods ended June 30, 2018, as compared to $7.7 million and $14.9 million in the comparative 2017 periods. The increases between the periods were primarily due to clinical trial, manufacturing and outside service costs related to the two Phase 3 clinical trials of tabelecleucel in patients with EBV+ PTLD who have failed rituximab. We anticipate that tabelecleucel costs will continue to increase in 2018 due to enrollment in the two Phase 3 clinical trials.

ATA188, ATA190 and other program costs were $6.9 million and $11.2 million in the three and six-month periods ended June 30, 2018, as compared to $1.7 million and $3.9 million in the comparative 2017 periods. The increases between the periods were primarily related to clinical trial, manufacturing and other outside service costs related to the Phase 1 clinical trial of ATA188 for patients with MS and the exercise of the option to license ATA190, the autologous version of ATA188. We anticipate that ATA188, ATA190 and other program costs will continue to increase in 2018 due to an increase in manufacturing activity, the continued development of our manufacturing processes, and the development of products obtained from our collaboration with QIMR Berghofer.

Employee and overhead costs were $18.4 million and $33.5 million in the three and six-month periods ended June 30, 2018 as compared to $8.9 million and $17.1 million in the comparative 2017 periods. The increases between the three-month periods were primarily due to a $5.4 million increase in payroll and related costs driven by increased headcount, $2.1 million increase in professional services costs, $1.8 million increase in facility related costs and a $0.3 million increase in travel and other related costs. The increases between the six-month periods were primarily due to a $9.7 million increase in payroll and related costs driven by increased headcount, $3.2 million increase in professional services costs, $2.9 million increase in facility related costs and a $0.7 million increase in travel and other related costs. The increases between the periods were primarily related to our continuing expansion of research and development activities and we anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand such activities.

General and administrative expenses

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
	(in thousands)			(in thousands)
General and administrative	$19,236	$9,613	$9,623	$33,228	$18,233	$14,995

General and administrative expenses increased to $19.2 million and $33.2 million in the three and six-month periods ended June 30, 2018 as compared to $9.6 million and $18.2 million in the comparative 2017 periods. The increase between the three-month periods was primarily due to a $2.6 million increase in payroll and related costs driven by increased headcount, a $6.1 million increase in professional services costs, and a $0.9 million increase in travel and facility related costs. The increases between the six-month periods was primarily due to a $8.3 million increase in professional services costs, a $5.2 million increase in payroll and related costs driven by increased headcount, and a $1.4 million increase in travel and facility related costs. The increases between the periods were primarily related to the expansion of our operations and we expect that general and administrative costs will continue to increase in 2018 as we continue to expand.

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

In March 2017, we entered into the ATM Facility with Cowen for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM Facility. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings and are available under the Securities Act of 1933, as amended.

During the three and six months ended June 30, 2018, we sold an aggregate of 1,007,806 shares of common stock under the ATM facility, at an average price of approximately $48.52 per share, for gross proceeds of $48.9 million and net proceeds of $47.6 million, after deducting commissions and other offering expenses. As of June 30, 2018, $6.1 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. As of June 30, 2018, we had an accumulated deficit of $389.0 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. Management expects that existing cash, cash equivalents and short-term investments as of June 30, 2018 will be sufficient to fund our planned operations to mid-2020.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$103,203	$79,223
Short-term investments	313,812	86,873
Total cash, cash equivalents and short-term investments	$417,015	$166,096

Cash Flows

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$(74,256)	$(42,335)
Investing activities	(253,794)	50,324
Financing activities	352,030	9,480
Net increase in cash, cash equivalents and restricted cash	$23,980	$17,469

Operating activities

Net cash used in operating activities was $74.3 million in the 2018 period as compared to $42.3 million in the 2017 period. The decrease of $31.9 million was primarily due to a $39.2 million increase in net loss and a $1.2 million decrease in the amortization of investment premiums and discounts, partially offset by a $3.8 million increase in operating assets and liabilities, a $4.0 million increase in stock-based compensation, a $0.6 million increase in depreciation expense, and a $0.1 million increase in non-cash interest expense.

Investing activities

Net cash used in investing activities in the 2018 period consisted primarily of $357.6 million used to purchase available-for-sale securities and $27.3 million in purchases of property and equipment, partially offset by $52.0 million received from maturities and $79.1 million from sales of available-for-sale securities. Net cash provided by investing activities during the 2017 period consisted primarily of $115.4 million received from maturities and $51.7 million from sales of available-for-sale securities, partially offset by $112.4 million used to purchase available-for-sale securities and $4.3 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2018 period consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from the ATM facility and $14.9 million of net proceeds from employee stock transactions, partially offset by $3.4 million of taxes paid related to the net share settlement of restricted stock and $0.3 million on principal payments on our capital lease obligations. Net cash provided by financing activities in the 2017 period consisted of $9.3 million of net proceeds from the ATM facility and $0.5 million of net proceeds from employee stock transactions, partially offset by $0.3 million of taxes paid related to the net share settlement of restricted stock.

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

•	the extent to which we in-license or acquire other products and technologies; and
•	the timing of capital expenditures, including the completion of our own manufacturing facility.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations and Commitments

Future minimum payments under our operating, capital and finance leases as of June 30, 2018 was $20.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2018, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) of the Exchange Act as of June 30, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations on Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2018, we reported a net loss of $92.3 million and we had an accumulated deficit of $389.0 million as of June 30, 2018.

We do not expect to generate revenues for the foreseeable future, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

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
•

establish and maintain manufacturing relationships with reliable third parties or complete our own manufacturing facility and ensure adequate, legally globally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into mid-2020. As of June 30, 2018, we had total cash, cash equivalents and short-term investments of $417.0 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are very early in our development efforts, and only a small number of our product candidates are in clinical development. All of our other product candidates are currently in preclinical development. We have invested substantially all of our efforts and financial resources in identifying and developing potential product candidates and conducting preclinical studies, clinical trials and manufacturing activities. Our ability to generate revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or completing our own manufacturing facility for commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others;
•	acceptance of the product candidates, if approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates;
•	protecting our rights in our intellectual property portfolio;
•	maintaining a continued acceptable safety profile of the products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier preclinical studies or clinical trials. For example, in December 2015, we announced that our Phase 2 proof-of-concept trial of PINTA 745 did not meet its primary endpoint even though earlier clinical trials and preclinical studies had indicated that it might be effective to treat protein energy wasting in patients with end stage renal disease. Despite the results reported in earlier preclinical studies or clinical trials for our product candidates, we do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tabelecleucel, ATA520, ATA188, ATA190, ATA230 or any of our other product candidates in any particular jurisdiction. Tabelecleucel has been predominantly evaluated in a single-center trial under investigator-sponsored INDs held by MSK, utilizing a different response criteria and endpoints from those we may utilize in later clinical trials. For example, the primary endpoint of both the MATCH and ALLELE trials is confirmed best objective response rate defined as the percent of patients achieving either a complete or partial response to treatment with tabelecleucel confirmed after the initial tumor assessment showing a response. In contrast, neither the prior MSK trials nor our EAP trial protocol require response confirmation. The findings may not be reproducible in late phase trials we conduct. For regulatory approvals, we plan on using independent radiologist and/or oncologist assessment of responses which may not correlate with the investigator reported assessments. In addition, the Phase 2 clinical trials with tabelecleucel enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including but not limited to EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 trials were not prospectively designed to evaluate the efficacy of tabelecleucel in the treatment of a single disease state for which we may later seek approval. Moreover, final trial results may not be consistent with interim trial results. Efficacy data from prospectively designed trials may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical trial with an autologous product candidate may not yield the same or better results with an allogeneic product candidate. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical trials.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the severity of the disease under investigation, the proximity of subjects to clinical sites, the patient referral practices of physicians, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out or die before completion, competition for patients from other clinical trials, risk that we do not have an appropriately matched HLA cell line, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. We may not be able to initiate or continue to support clinical trials of tabelecleucel, ATA188, ATA520, ATA230 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete. The CMA will be based on clinical data from Phase 1 and 2 trials conducted at MSK and dependent on certain available data from our Phase 3 trials in EBV+ PTLD who have failed rituximab after HCT and SOT. The Phase 3 data that will be submitted as support for the CMA will require a certain number of patients to be enrolled and evaluated in the ongoing trial prior to the time of filing. We rely on CROs, other vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

In February 2017, we entered into a lease to build a manufacturing facility in Thousand Oaks, California, which we intend to use to manufacture preclinical and clinical trial materials for our product candidates. This new manufacturing facility is expected to be completed to support clinical production in 2019. This project may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. If the appropriate regulatory approval for the new facility is delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth.

In addition to the similar manufacturing risks described in "Risks Related to Our Dependence on Third Parties," our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to such cGMP and GTP regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our product candidates. We also may encounter problems with the following:

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

In order to produce our product candidates in the quantities that we believe will be required to meet anticipated market demand of any of our drug candidates if approved, we will need to increase, or "scale up," the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in a sufficient quantity to meet future demand.

If our sole clinical manufacturing facility or our CMO is damaged or destroyed or production at these facilities is otherwise interrupted, our business and prospects would be negatively affected.

If our manufacturing facility or CMO or the equipment in either is damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of this facility or equipment, we may not be able to transfer manufacturing to a third party. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements and we would need regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical trials or reduce our commercial product sales.

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

Our internal capacity for clinical trial execution and management is limited and therefore we have relied on third parties. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results or data in a timely manner or may fail to perform at all. Other data from studies or trials previously conducted by MSK or QIMR Berghofer may emerge in the future. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees which limits the internal resources we have available to identify and monitor our third party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

If we are not able to successfully transfer this know-how and produce comparable product candidates our ability to further develop and manufacture our product candidates may be negatively impacted. We may need to identify additional CMOs for continued production of supply for all of our product candidates. In addition, given the manufacturing processes for our T-cell immunotherapy product candidates, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them. In February 2017, we entered into a lease agreement to build our own cellular therapy manufacturing facility in Thousand Oaks, CA.  At this facility, we intend to build the requisite quality and production systems to manufacture our product candidates for clinical or commercial use, if approved.  Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate for an ongoing clinical trial could considerably delay initiation or completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our CMOs are unable to purchase key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates could be delayed or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product candidates.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements to protect the intellectual property related to our technology and product candidates. The T-cell immunotherapy product candidates and platform technology we have licensed from MSK and QIMR Berghofer are protected primarily by patent or patent applications and as confidential know-how and trade secrets. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is generally uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and non-US patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

If patent applications that we hold or in-license with respect to our technology or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us. We have filed a number of patent applications covering our product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents, whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or exclusively licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our collaborators may develop. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications that have never had a claim with an effective filing date on or after March 16, 2013, an interference proceeding in the United States can be initiated by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications or patents. Similarly, we could become involved in derivation proceedings before the USPTO to determine inventorship with respect to our patent applications. We may become involved in inter partes review or post-grant review proceedings in the USPTO regarding our intellectual property rights. We may also become involved in opposition proceedings in the European Patent Office or counterpart offices in other jurisdictions regarding our intellectual property rights.

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

We hold rights under license agreements with MSK and QIMR Berghofer that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from MSK and QIMR Berghofer. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales, as well as other material obligations. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations under any such agreement, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The loss of our license agreements could materially adversely affect our ability to proceed to utilize the affected intellectual property in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. The risks described elsewhere pertaining to our patents and other intellectual property rights also apply to the intellectual property rights that we license, and any failure by us or our licensors to obtain, maintain and enforce these rights could have a material adverse effect on our business.

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

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop.  Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products reduce the overall incidence or prevalence of our target diseases. Competition could result in reduced sales and pricing pressure on our product candidates, if approved, which in turn would reduce our ability to generate meaningful revenues and have a negative impact on our results of operations. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

There are currently no FDA or EMA approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV associated diseases including: Cell Medica Ltd., which is conducting Phase 2 clinical trials for baltaleucel-T, an autologous EBV specific T-cell therapy in post-transplant lymphoproliferative disorder, Viracta Therapeutics, Inc., Viracta, which has initiated Phase 1b/2 clinical trials for tractinostat (VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, and Viracyte, which is conducting a Phase 2 clinical trial for Viralym-MTM , an allogeneic, multi-virus T-cell product that targets five viruses including EBV. In addition, Tessa Therapeutics Pte Ltd. is developing TT10, an autologous EBV specific T-cell therapy, which is currently being evaluated in Phase 3 clinical trials for the treatment of nasopharyngeal carcinoma.

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

Competition in the MS market is high with fourteen therapies, including two generics, approved for the treatment of relapsing-remitting multiple sclerosis (RRMS) in the U.S. and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by F. Hoffmann-La Roche, was approved for the treatment of relapsing MS in the U.S. and European Union.  There are numerous other development candidates in Phase 3 trials for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; Biogen’s BIIB098 (formerly Alkermes’ ALKS 8700); and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  Celgene recently received a Refusal to File letter from the FDA regarding ozanimod, an S1PR and S1PR5 agonist, in relapsing MS, however, they have stated they will resubmit their regulatory filing in 2019.

Only three therapies have been approved for the treatment of progressive MS.  Recently, Ocrevus® was approved in the U.S. and European Union for the treatment of primary progressive MS (PPMS).  Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS (SPMS). Few therapies have been approved for progressive MS because many candidates have failed during clinical trial testing.  In the U.S., there is one drug (mitoxantrone) approved to treat SPMS, which is now generic.  Novartis has initiated the submission of siponimod for US approval in SPMS and plans to launch in first half 2019. Filing for EU approval is planned to follow later in 2018.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in trials including a number of Phase 3 programs: MedDay’s MD-1003, a concentrated form of biotin, and AB Science’s masitinib, a tyrosine kinase inhibitor, are pursuing both SPMS & PPMS. Medicinova’s MN166(ibudilast) is in Phase 2 trials for PPMS.

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

Many of the approved or commonly used drugs and therapies for EBV+ PTLD, CMV, MS and relapsed or refractory multiple myeloma are well-established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of these product candidates is approved, it will be priced at a significant premium over competitive generic products. This pricing premium may make it difficult for us to differentiate these products from currently approved or commonly used therapies and impede adoption of our product, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

We are at the earliest stages of establishing an organization that will be responsible for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies. If we are not successful in commercializing our current or future product candidates either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2018, we had 267 employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent upon our personnel, including Isaac E. Ciechanover, M.D., our President, Chief Executive Officer. Our employment agreement with Dr. Ciechanover is at-will and does not prevent him from terminating his employment with us at any time. The loss of the services of Dr. Ciechanover could impede the achievement of our research, development and commercialization objectives.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 16, 2014, the first date of trading of our common stock, through June 30, 2018, the reported sale price of our common stock has fluctuated between $9.66 and $65.56 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years from the date of our initial public offering. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2019; (2) the last day of the first fiscal year in which our annual gross revenues are $1 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We will be deemed a “large accelerated filer” as of the end of the fourth quarter of 2018 as our public float as of June 29, 2018 was $700 million or greater.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Atara Biotherapeutics, Inc. Common Stock Certificate.	S-1/A	333-196936	4.1	7/10/2014

4.2	Investor Rights Agreement of Atara Biotherapeutics, Inc., dated March 31, 2014.	S-1	333-196936	4.2	6/20/2014

10.1†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended.					X

10.2†

Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 2016, as amended.

X

10.3†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate Bioservices, Inc., dated August 2015, as amended.					X

10.4*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document.	X

*	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested.

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
Date: August 1, 2018
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)