Form 10-K
period 2018-12-31
Atara Biotherapeutics, Inc.
filed 2019-02-26
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 29, 2018 as reported by The Nasdaq Stock Market, was $1,076,600,732. This calculation excludes 16,038,673 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 15, 2019 was 46,161,657.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the timing of initiating clinical studies, enrolling clinical studies and reporting results of clinical studies for our programs;
•	the likelihood and timing of regulatory submissions or related approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	the scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical studies, or if approved for commercial use, sales;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to qualification of our manufacturing plant.

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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell, or CAR T, program.

Our platform consists of:

•	our own scientific, clinical and regulatory expertise and know-how;
•

research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center, or MSK, the Council of the Queensland Institute of Medical Research, or QIMR Berghofer, and H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, to acquire rights to novel and proprietary technologies;

•	the Atara T-Cell Operations and Manufacturing facility, or ATOM, our recently constructed manufacturing facility which is capable of producing multiple types of therapies; and
•

Atara MatchMe™, our proprietary, web-based, off-the-shelf delivery solution which will serve as a portal for order input, tracking, execution of our cell selection algorithm, product shipment and tracking.

Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), is in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors, including nasopharyngeal carcinoma, or NPC. Atara is also developing T-cell immunotherapies targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS (ATA188 and ATA190). Atara’s pipeline also includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, autoimmune and viral diseases, including ATA2271 targeting mesothelin, ATA2321 for patients with acute myeloid leukemia, or AML, and ATA2431 and ATA3219 for patients with B-cell lymphomas.  In addition to these core programs, we also have a diverse pipeline of other programs including ATA621 directed against the BK and JC viruses, ATA368 for patients with human papillomavirus, or HPV, associated cancers, ATA520 for patients with Wilms Tumor 1, or WT1, associated cancers and ATA230 directed against cytomegalovirus, or CMV, related diseases.

In June 2018, we opened our dedicated and expandable Atara T-Cell Operations and Manufacturing facility, or ATOM, in Thousand Oaks, California.  ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development.  The research and development and process and analytical development labs at ATOM are operationally supporting preclinical development activities. ATOM is designed to global regulatory standards, and the commissioning and qualification activities required to support ATOM manufacturing capacity to support clinical production are expected to be completed in 2019.

Our Technology and Pipeline

Our pipeline is summarized below:

Technology Overview

Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow us to eliminate pre-treatment before our cells are administered and to reduce monitoring following administration. For example, in our ongoing studies, patients are monitored for one to two hours following receipt of tab-cel®.

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

Our allogeneic T-cell immunotherapy product candidates are bioengineered from cells donated by healthy individuals with normal immune function. Once cells are collected from a donor, they are bioengineered to recognize the antigens of interest and then expanded in number. The resulting expanded T-cells are then characterized and held as inventory. From inventory, these cells can be selected, distributed and prepared for infusion in a partially human leukocyte antigen-, or HLA-, matched patient within approximately three days. Following administration, our T cells are designed to home to their target, undergo target-dependent proliferation, eliminate diseased cells and eventually recede. Target-dependent proliferation means that our T cells expand in number when they encounter diseased cells in a patient’s body that express the antigen the cells are designed to recognize.  Our existing allogeneic process and know-how allow for minimal cell manipulation (single versus multiple genetic manipulations) which we believe will enable us to develop a new generation CAR T construct that includes multiple chimeric antigen receptors, or CARs, per cell and CAR designs that will enhance persistence and efficacy.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

Tab-cel® for EBV+ PTLD Following HCT or SOT

Since its discovery as the first human oncovirus, EBV has been implicated in the development of a wide range of diseases, including lymphomas and other cancers. EBV is widespread in human populations and persists as a lifelong, asymptomatic infection. In healthy individuals, a small percentage of T-cells are devoted to keeping EBV in check. In contrast, immunocompromised patients, such as those undergoing hematopoietic cell transplants, or HCT, or solid organ transplants, or SOT, have a reduced ability to control EBV. Left without appropriate immune surveillance, EBV transformed cells can, in some patients, proliferate and cause an aggressive, life-threatening cancer called EBV+ PTLD. Nearly all cases of PTLD that occur following HCT are EBV positive while approximately 70% of PTLD cases that occur following SOT are EBV positive. Approximately 10-15% of PTLD patients are children. Historical studies suggest a high unmet medical need for improved therapies in patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, with approximately 40 to 60% of patients either not responding to or progressing following this first line of therapy. Expected median overall survival in patients with EBV+ PTLD following HCT who have failed rituximab-based first line therapy is between 16 and 56 days, with a one-year survival rate of approximately 23% based on our evaluation of available historical outcomes data. Estimated one- and two-year survival following incomplete response to rituximab in patients with high-risk EBV+ PTLD after SOT is 36% and 0%, respectively. The use of chemotherapy in patients with EBV+ PTLD who have failed rituximab is frequently associated with significant rates of treatment-related mortality due to the frailty of the patients and severe toxicities associated with chemotherapy.

We licensed certain patent rights, know-how and a library of T cells and cell lines specific to EBV, CMV and WT1 from MSK in June 2015 in an agreement we refer to as the 2015 MSK License Agreement.  In the 2015 MSK License Agreement, we agreed to use commercially reasonable efforts to commercialize the licensed products and to make milestone payments with respect to the licensed programs and to make royalty payments to MSK to the extent product candidates arising from the collaboration are commercialized. Our most advanced product candidate, tab-cel®, is part of this MSK collaboration and targets EBV.

Tab-cel®, is an allogeneic EBV-specific T-cell immunotherapy that is currently being investigated for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Tab-cel® received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with EBV+ PTLD after HCT who have failed rituximab, Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, for the same indication, and orphan designation in the U.S. and European Union for the treatment of patients with EBV+ PTLD following HCT or SOT. In December 2016, we announced that we had reached agreement with the FDA on the designs of two Phase 3 studies for tab-cel® intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT (which we refer to as the MATCH study) and SOT in patients who have failed rituximab (which we refer to as the ALLELE study). In December 2017, following discussion with the FDA of manufacturing and comparability data generated on material manufactured by our contract manufacturing organization, we initiated these studies in the U.S. We expect to expand these studies geographically to include clinical sites outside the U.S. Discussions with the FDA regarding the development of tab‑cel® are ongoing and our intention is to reach alignment on a global regulatory strategy for patients with EBV+ PTLD. Outcomes of these discussions are expected in the first half of 2019.

The Phase 3 MATCH study is a multicenter, open label, single arm study currently designed to enroll approximately 35 patients with EBV+ PTLD following HCT who have failed rituximab. The Phase 3 ALLELE study is a multicenter, open label study currently designed with two non-comparative cohorts of approximately 35 patients each. The first cohort includes patients who previously received rituximab monotherapy, and the second cohort includes patients who previously received rituximab plus chemotherapy. Both cohorts are enrolling concurrently. The primary endpoint of both the MATCH and ALLELE studies is confirmed best objective response rate, or ORR, defined as the percent of patients achieving either a complete or partial response to treatment with tab-cel® confirmed after the initial tumor assessment showing a response. The current protocols are designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 35 patients in MATCH, an observed ORR above approximately 37% would be expected to meet the primary endpoint. ALLELE is currently designed such that each of the two cohorts will be analyzed separately with respect to the primary endpoint and, as an example, with 35 patients enrolled in either cohort, an observed ORR above approximately 37% would be expected to meet the primary endpoint. Secondary endpoints for both studies include duration of response, overall survival, safety, quality of life metrics, and other measures to evaluate its health economic impact.

In clinical studies conducted at MSK that have enrolled patients with EBV+ PTLD following HCT and SOT, efficacy following treatment with tab-cel® monotherapy compared favorably with historical data in these patient populations. Patients with EBV+ PTLD after HCT who have failed rituximab and were treated with tab-cel® had one-year overall survival of approximately 70% in two separate clinical studies. In the setting of EBV+ PTLD after SOT in patients who have failed rituximab, similar results were observed, with one-year overall survival of approximately 60% in tab-cel®-treated patients. A response rate of greater than or equal to 50% was observed in HCT and SOT patients in these studies.

We are also pursuing marketing approval of tab-cel® in the European Union. The EMA issued a positive opinion for orphan drug designation for tab-cel® for the treatment of patients with EBV+ PTLD and granted tab-cel® access to the EMA’s PRIME regulatory initiative for the treatment of patients with EBV+ PTLD following HCT who have failed rituximab. PRIME provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need. Discussions with the EMA regarding the development of tab‑cel® are ongoing and our intention is to reach alignment on a global regulatory strategy for patients with EBV+ PTLD. Outcomes of these discussions are expected in the first half of 2019. We plan to submit a tab‑cel® EU conditional marketing authorization, or CMA, application in the second half of 2019.

We anticipate that initial tab‑cel® Phase 3 results to be available to the company in the first half of 2019. To ensure the integrity of the ongoing, open-label tab-cel® Phase 3 studies, we anticipate disclosing initial top-line EBV+ PTLD results in the second half of 2019 following submission of the EMA CMA application.

We are continuing our preparations to support the planned commercialization of tab-cel®. This includes the development of a proprietary, web-based, off-the-shelf delivery solution for commercial use that we call Atara MatchMe™. The Atara MatchMe™ system will be a portal for health care professionals and institutions that allows for order input, including the provision of required patient HLA and other information, the execution of our cell selection algorithm, product shipment and tracking and the capture of data on outcomes following treatment. We expect to pursue approvals in key geographies, including the U.S., Europe, Canada and Australia and may seek partners to aid in our commercialization efforts in select markets. In addition, we expect to pursue development of tab-cel® in earlier lines of therapy as well as in other EBV-associated diseases and malignancies.

We maintain a multicenter expanded access protocol, or EAP. The primary objective of this program is to provide tab-cel® monotherapy to patients with EBV-associated diseases or certain EBV+ malignancies for whom there are no other therapeutic options. Key secondary objectives include evaluation of efficacy and safety through a robust collection of data.

Tab-cel® for NPC

NPC is a type of head and neck cancer that is primarily associated with EBV. Standard treatment for NPC typically includes radiation therapy, platinum-based chemotherapy or a combination of both. Surgical intervention is only rarely employed and is usually only utilized in select early stage cases. There are no approved therapeutic agents available to treat relapsed/refractory NPC, although there are multiple agents in development for this patient population. In April 2017, we entered into an agreement with Merck Sharp & Dohme (known as MSD outside of the U.S. and Canada) to provide drug supply for a study to be sponsored and conducted by us to evaluate tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC. This Phase 1/2 study will evaluate the safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy of the combination and was initiated in the fourth quarter of 2018.

ATA188 and ATA190 for Multiple Sclerosis

MS is a chronic disorder of the central nervous system, or CNS, that disrupts the myelination and normal functioning of the brain, optic nerves and spinal cord through inflammation and tissue loss. The evolution of MS results in an increasing loss of both physical and cognitive (e.g., memory) function. This has a substantial negative impact on the more-than two million people worldwide affected by MS, with approximately 800,000 prevalent cases of MS in the U.S. and EU each year.

There are two categories of MS: progressive MS, or PMS, and relapsing-remitting MS, or RRMS. RRMS is a form of MS that is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery and quiescence during which the disease does not progress. PMS is a severe form of MS that is characterized by persistent progression and worsening of MS symptoms and physical disability over time for which there are few therapeutic options. There are two types of PMS: secondary progressive MS, or SPMS, and primary progressive MS, or PPMS. Published reports indicate that together, SPMS and PPMS make up 30%-35% of MS patients. PPMS occurs when the patient has a disease course characterized by steady and progressive worsening after disease onset. SPMS initially begins as RRMS, but once patients have continuous progression of their disease, they have developed SPMS.

Scientific and clinical findings support a potential biologic connection between EBV and MS. EBV is present in nearly all patients with MS. The MS disease course has been shown to correlate with measures of EBV activity, and with exhaustion of EBV-specific T cell populations. In addition, in separate studies, clear differences in location and frequency of EBV-infected B cells and plasma cells were evident between the brains of subjects without MS and the brains of MS patients, where EBV-infected B cells and plasma cells were in close proximity to areas of active demyelination. Further data suggest that EBV-positive B cells and plasma cells in the CNS have the potential to catalyze an autoimmune response, resulting in the typical MS pathophysiology. In patients with MS, their T cells may be unable to control EBV-positive B cells and plasma cells so that B cells and plasma cells could then accumulate in the brain, function as antigen-presenting cells and generate antibodies that attack and destroy myelin, the protective layer that insulates nerves in the brain and spinal cord. This loss of myelin ultimately leads to MS symptoms. The role of B cells in MS is supported by the approval by the FDA of ocrelizumab for PPMS, which broadly targets B cells through their expression of a cell surface marker known as CD20.

In October 2015 and September 2016, we licensed rights to certain know-how and technology from QIMR Berghofer that uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as MS. Our license agreement with QIMR Berghofer, which we refer to as the 2016 QIMR License Agreement, requires that we make various milestone and royalty payments to QIMR Berghofer based on the sales of products arising from this collaboration, if any. We are also working with QIMR Berghofer on the development of EBV-targeted and other virally targeted T cells. Through this technology, we are expanding the role of T-cell-based immunotherapy beyond oncology and viral infections to autoimmune disease.

Our T-cell immunotherapy product candidate utilizing this technology, ATA188 is an off-the-shelf EBV-specific T-cell preparation that utilizes a targeted antigen recognition technology that enables the T cells we administer to selectively identify cells expressing the EBV antigens that we believe are important for the potential treatment of MS. We are also developing ATA190, an autologous EBV-specific T-cell preparation. ATA190 utilizes the same approach to targeted antigen recognition as ATA188. These product candidates are designed to selectively target only those cells which are EBV-positive while sparing those that are not. We believe that eliminating only EBV-positive B cells and plasma cells has the potential to benefit some patients with MS.

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with ATA188 for patients with PMS and in January 2018 announced that we received clearance of our investigational new drug, or IND, application from the FDA to proceed with patient enrollment at U.S. sites.  In the first quarter of 2018, we initiated this study in the U.S. The primary objective of this Phase 1 study is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the study include measures of clinical improvement such as Expanded Disability Status Scale, or EDSS, and annualized relapse rate, or ARR, as well as MRI imaging. We expect initial safety results from the ongoing ATA188 study in the first half of 2019. Additional safety and efficacy results from this study are expected in the second half of 2019.

Our collaborating investigators at QIMR Berghofer have conducted a Phase 1 study utilizing autologous ATA190 for the treatment of patients with PMS. Based on the Phase 1 clinical results observed to date with ATA190, we believe the continued development of ATA190 will enhance our understanding of the potential therapeutic utility of targeting EBV in the treatment of MS and further inform and complement our development of ATA188. We plan to initiate a randomized ATA190 study in PMS patients in the second half of 2019.

We expect to broadly explore the utility of our targeted antigen recognition technology in EBV-related and other virally driven diseases, and additional product candidates derived from our collaboration with QIMR Berghofer are being developed. As part of our collaboration with QIMR Berghofer, we entered into a research and development collaboration agreement, which requires us to reimburse the cost of agreed-upon development activities related to the collaboration and also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Next-Generation CAR T Program

In 2018, we entered into several agreements to expand our collaboration with MSK to the development of CAR T immunotherapies, with a license in May 2018 related to multiple collaboration targets and a license in December 2018 related to our next-generation allogeneic CAR T program targeting mesothelin. In our CAR T agreements with MSK, we agreed to use commercially reasonable efforts to develop, obtain regulatory approval and, if approved, commercialize certain collaboration targets and to make certain milestone and royalty payments.

In August 2018, we entered into a strategic collaboration with Moffitt to develop multi-targeted CAR T immunotherapies for patients with AML (ATA2321) and B cell malignancies (ATA2431). As part of this relationship, we agreed to collaborate with Moffitt to develop multi-targeted CAR T immunotherapies designed to address cancers with diverse cell types that often become resistant to treatment, such as AML and B-cell malignancies, and to make certain milestone and royalty payments associated with the collaboration targets. In addition, the collaboration includes the use of novel CAR T intracellular co-stimulatory domains based on CD28 and 4-1BB that may improve CAR T proliferation when responding to an appropriate antigen and enhance CAR T persistence by reducing T-cell exhaustion.

We are rapidly advancing our CAR T pipeline across multiple therapeutic areas and expect results to be presented at upcoming scientific conferences. The first IND submission for our next-generation CAR T program is expected in the fourth quarter of 2019 or the first quarter of 2020.

In addition to our partnered CAR T programs, we are also pursuing an internal allogeneic CD19 program.

Our next-generation CAR T oncology pipeline is summarized below:

Additional Platform Expansion Activities

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We expect to further research and develop additional cellular therapies, which may include T-cell programs targeted against other antigens as well as engineered T-cell immunotherapies such as CAR T cell programs. We believe that viral antigens are well suited to adoptive immunotherapy given that people with normal immune systems are able to mount robust responses to these viral targets, but immunocompromised patients and some cancer patients are not. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

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

Should our T-cell product candidates be approved for use, we will face substantial competition. In addition to the current standard of care for patients, commercial and academic clinical studies are being pursued by a number of parties in the field of immunotherapy.  Early results from these studies have fueled continued interest in T-cell immunotherapy. In addition, if approved, our T-cell programs would compete with currently marketed drugs and therapies used for treatment of the indications we are addressing, and potentially with drug candidates currently in development for the same indications.

EBV+ PTLD

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for tractinostat (VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, ViraCyte, LLC, which is conducting a Phase 2 clinical study for Viralym-MTM , an allogeneic, multi-virus T-cell product that targets five viruses including EBV and Tessa Therapeutics Pte Ltd., or Tessa, which is conducting a Phase 1 clinical study of MABEL CTLs, an allogeneic T-cell therapy in relapsed/ refractory EBV+ lymphomas.

NPC

Drug therapies approved or commonly used for the treatment of NPC include radiation therapy, often given in combination with chemotherapy, and cetuximab, a monoclonal antibody targeting epidermal growth factor receptor, or EGFR.  Surgery for NPC is also occasionally used after chemoradiotherapy or to treat relapsed/refractory NPC.  Several development candidates are being evaluated for NPC.  Tessa is evaluating TT10, an autologous, EBV-specific T-cell product, in a phase 3 clinical study for advanced NPC. In addition, a number of companies are evaluating immunotherapies in combination with PD1/PDL1 inhibitors for the treatment of head and neck cancers, including NPC.  These include Bristol-Myers Squibb Company’s ipilimumab, relatilimab and daratumumab, Roche Pharmaceuticals’ bevacizumab and AstraZeneca PLC’s tremelimumab.

Multiple Sclerosis

Competition in the MS market is high with at least 16 therapies, including three generics, approved for the treatment of RRMS in the U.S. and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by Roche Pharmaceuticals, was approved for the treatment of relapsing MS in the U.S. and European Union.  There are numerous development candidates in Phase 3 studies for RRMS including Novartis International AG’s, or Novartis, anti-CD20 monoclonal antibody ofatumumab, TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  There are also several therapeutic candidates awaiting FDA or EMA regulatory approval including EMD Serono’s cladribine, a lymphocyte-targeting agent, Biogen’s diroximel fumarate, a next-generation oral fumarate and Celgene’s ozanimod, an S1PR and S1PR5 agonist.

Only three therapies have been approved for the treatment of PMS.  Recently, Ocrevus® was approved in the U.S. and European Union for the treatment of PPMS.  Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of SPMS. In the U.S., there is one drug (mitoxantrone) approved to treat SPMS, which is now generic.  Novartis has filed marketing applications for siponimod in SPMS in both the U.S. and EU and is on track for launches in 2019.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in Phase 3 studies for progressive forms of MS including primary and secondary progressive MS. These are MedDay’s MD-1003, a concentrated form of biotin, and AB Science’s masitinib, a tyrosine kinase inhibitor.  Medicinova’s ibudilast (MN166), a non-selective PDE inhibitor is in Phase 2 studies for primary and secondary progressive MS.

CAR T Program

There are currently two CAR T therapies approved in the U.S. and EU, Novartis’ Kymriah (tisagenlecleucel) and Gilead Sciences, Inc.’s and Kite Pharma’s Yescarta (axicabtagene ciloleucel). However, given the explosion of innovation in this area, there are more than 100 CAR Ts in development with more than 35 being allogeneic and off-the-shelf cell therapies. In addition, depending on the diseases that our CAR T therapies target, we may face competition in the indication of interest from both CART therapies and other modalities such as small molecules and antibodies.

Terms of Certain License and Research and Development Collaboration Agreements

2015 MSK License Agreement

In June 2015, we entered into the 2015 MSK License Agreement. Under the terms of the 2015 MSK License Agreement, MSK granted us a worldwide, exclusive license to certain patent rights, know-how and a library of T cells and cell lines, to research, develop, manufacture and commercialize T-cell products specific to CMV, EBV or WT1 that comprise or are based on or made using these licensed rights. We agreed to use commercially reasonable efforts to commercialize the licensed products and, if commercialized, continue active marketing efforts for any commercialized licensed product through the term of the license agreement.

Under the 2015 MSK License Agreement, we are obligated to make milestone payments of up to $33.0 million with respect to the three licensed clinical stage T-cell programs based on achievement of specified development, regulatory and sales-related milestones. We are also required to make escalating mid to high single-digit royalty payments to MSK based on sales of any licensed products. In addition, under certain circumstances, we must make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also obligated to pay a low double-digit percentage of consideration we receive for sublicensing the licensed rights.

The 2015 MSK License Agreement expires for each licensed T-cell product on a licensed product-by-licensed product basis and a country-by-country basis, on the latest of: (i) expiration of the last licensed patent rights related to a licensed product in a country, (ii) expiration of any market exclusivity period granted by law with respect to a licensed product in a country, and (iii) a specified number of years after the first commercial sale of the licensed product in a country. Upon expiration of the 2015 MSK License Agreement, the licenses granted to us will become non-exclusive royalty-free, perpetual and irrevocable. MSK may terminate the 2015 MSK License Agreement if we materially breach the agreement and do not cure this breach within a specified period or if we experience certain insolvency events.

QIMR Berghofer License Agreement and Research and Development Collaboration Agreement

In September 2016, we entered into the 2016 QIMR License Agreement and an amended and restated research and development collaboration agreement, or the 2016 QIMR Collaboration Agreement, with QIMR Berghofer, each of which amended and restated prior agreements entered into with QIMR Berghofer in October 2015.  Under the 2016 QIMR License Agreement and 2016 QIMR Collaboration Agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell programs utilizing technology and know-how developed by QIMR Berghofer as well as the option to license additional technology in exchange for $3.3 million in cash. We exercised this option in June 2018.

The 2016 QIMR License Agreement provides for various milestone payments of up to $15 million and low to mid single-digit royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of the 2016 QIMR Collaboration Agreement, we are required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. The 2016 QIMR Collaboration Agreement also provides for various milestone payments of up to $7 million to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

We have the right at any time to terminate the 2016 QIMR License Agreement, at will, by providing written notice of termination to QIMR Berghofer and paying QIMR Berghofer a break-up fee equal to 50 percent of the amount of the next milestone payment that would be payable to QIMR Berghofer. QIMR Berghofer or we may terminate the 2016 QIMR Collaboration Agreement at any time if either party determines that the collaboration is no longer academically, technically, or commercially feasible by giving the other party 30-day written notice. In the event of a material breach of either agreement, QIMR Berghofer or we may terminate the agreement if the breaching party does not cure such breach within a specified period.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Some of patents, trademarks, trade secrets, know-how and other intellectual property rights we rely on are owned by us and others are in-licensed from our partners.  When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license. Additionally, we expect to benefit from a variety of statutory frameworks in the U.S., Europe and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide certain periods of regulatory exclusivity for qualifying molecules. See “Government Regulation.”

Patents

We seek composition-of-matter and/or associated method patents, including method-of-treatment patents, for each of our product candidates in key therapeutic areas. The U.S. patent system permits the filing of provisional and non-provisional patent applications.  A provisional patent application is not examined for patentability by the U.S. Patent and Trademark Office, or USPTO, and automatically expires 12 months after its filing date.  As a result, a provisional patent application cannot mature into an issued patent.  Provisional patent applications are often used, among other things, to establish an early effective filing date for a later-filed non-provisional patent application.  A non-provisional patent application is examined by the USPTO and can mature into a patent once the USPTO determines that the claimed invention meets the standards of patentability.

Individual patents extend for varying periods of time depending on the date of filing of the patent application, the priority date claimed, and the legal term of patents as determined by the applicable law in the countries in which those patents are obtained. Generally, patents issued from applications filed in the U.S. are effective for 20 years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. Additionally, patent term adjustments can extend term to account for certain delays by the USPTO during prosecution before that office. The duration of non-U.S. patents varies in accordance with provisions of applicable local law, but typically, the life of a non-U.S. patent is 20 years from the earliest international filing date, not inclusive of any patent term extension that may be available. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of extensions of patent term, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

National and international patent laws concerning protein-based biologics such as our products remain highly unsettled. No consistent policy regarding the patent-eligibility or the breadth of claims allowed in patents in this field has emerged to date among the U.S., Europe or other countries. Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive intellectual property litigation. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on our success in obtaining effective claims for our patents and enforcing those claims once a patent is granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of any drug we may develop from our product candidates, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 45 patent families having a total of more than 200 issued patents or patent applications.  Our patents and patent applications (if issued) are expected to expire between 2022 and 2038, not inclusive of any patent term extension that may be available is any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks.  Our global trademark portfolio consists of 11 different trademarks having a total of more than 100 trademark registrations and pending trademark applications.

Government Regulation

Regulatory Overview

Government authorities in the U.S. (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Overview of U.S. Government Regulation

Our product candidates, including tab-cel®, are regulated by the FDA as biologics which are reviewed by the Center for Biological Evaluation and Research. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with current good manufacturing practices, or cGMP, for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical studies to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Failure to comply with FDA requirements, either before and after product approval, may subject us or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the U.S. generally include:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices, or GLP, and other applicable regulations;
•	submission to the FDA of an investigational new drug, or IND, application, which must become effective before human clinical studies may commence;
•

completion of adequate and well-controlled human clinical studies in accordance with good clinical practices, or GCP, to establish that the biological product is “safe, pure and potent”, which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;

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

Before conducting studies in humans, laboratory evaluation of product chemistry, toxicity and formulation as well as animal studies to assess the potential safety and efficacy of the biologic candidate must be conducted. Preclinical toxicology studies in animals must be conducted in compliance with FDA regulations. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical testing, the IND will also include a protocol detailing, among other things, the objectives of the clinical study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase or phases of the clinical study lend themselves to an efficacy determination. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA, within this 30-day time period, places the IND on clinical hold because of safety concerns about the product candidate or the conduct of the study described in the clinical protocol included in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical studies can proceed.

All clinical studies for new drugs and biologics must be conducted under the supervision of one or more qualified principal investigators in accordance with GCP. They must be conducted under protocols detailing the objectives of the applicable phase of the study, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical studies must be submitted to the FDA annually. Sponsors must also report to the FDA, within certain timeframes, serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product candidate. An institutional review board, or IRB, at each institution participating in the clinical study must review and approve the protocol before a clinical study commences at that institution, approve the information regarding the study and the consent form that must be provided to each research subject or the subject’s legal representative, and monitor the study until completed.

Clinical studies are typically conducted in three sequential phases, but the phases may overlap and different studies may be initiated with the same product candidate within the same phase of development in similar or differing patient populations.

Phase 1 clinical studies may be conducted in a limited number of patients or healthy volunteers, as appropriate. The product candidate is initially tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics.

Phase 2 usually involves studies in a larger, but still limited, patient population to evaluate preliminarily the efficacy of the product candidate for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible short-term adverse effects and safety risks.

Phase 3 studies are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Results from one study are not necessarily predictive of results from later studies. Furthermore, the FDA or the sponsor may suspend clinical studies at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The results of the preclinical studies and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, the fees payable to the FDA for reviewing a BLA, as well as annual program fees for approved products, can be substantial but are subject to certain limited deferrals, waivers and reductions that may be available. The fees typically increase each year. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.

The expected speed of FDA review depends on whether a BLA application is considered to be a standard application or a priority application. The circumstances under which an application may be considered a priority application are discussed below under the heading “Expedited Review and Approval”. The FDA’s established goal is to review 90% of priority BLA applications within six months after the application is accepted for filing and 90% of standard BLA applications within 10 months of the acceptance date, whereupon a review decision is to be made. The FDA, however, may not approve a product candidate within these established goals and its review goals are subject to change. Further, the outcome of the review, even if generally favorable, may not be an actual approval but a “complete response letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facility or facilities at which the product is manufactured and will not approve the product unless the facility complies with cGMP. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can extend the review process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. The FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before certain manufacturing or other changes may be made. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Under the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. The BPCIA also grants innovator manufacturers of original reference biological products 12 years of exclusivity before biosimilars can be approved for marketing in the U.S.

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

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. Orphan drug designation must be requested before submitting a BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the holder of the approval is entitled to a seven-year exclusive marketing period in the U.S. for that product except in very limited circumstances. For example, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven-year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Legislation similar to the Orphan Drug Act has been enacted outside the U.S., including in the EU. The orphan legislation in the EU is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period in the EU is for 10 years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if the sponsor completes a pediatric investigation plan agreed upon with the relevant committee of the EMA.

Expedited Review and Approval

The FDA has various programs, including Fast Track and Regenerative Medicine Advanced Therapy, or RMAT, priority review and accelerated approval, which are intended to expedite or simplify the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track and RMAT are processes designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast Track, RMAT and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical studies to confirm the clinically meaningful outcome as predicted by the surrogate marker study.

In addition to the Fast Track, RMAT, accelerated approval and priority review programs discussed above, breakthrough therapy designation may be pursued. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program; intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review; and rolling review.

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In January 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require authorization through additional legislation to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service, or PHS, pharmaceutical pricing program and also seek to sell the products to federal agencies.

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

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule, or FSS. FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act.  The Texas U.S. District Court Judge, as well as the presidential administration and the Centers for Medicare and Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier.

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical studies or market products in those countries or areas. The approval process and requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Certain countries outside of the U.S. have a process that requires the submission of a clinical study application, or CTA, which is much like an IND in the U.S., prior to the commencement of human clinical studies. In Europe, for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical studies. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed in that country. In all cases, the clinical studies must be conducted in accordance with GCP and other applicable regulatory requirements.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. We expect to utilize the centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency, or EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. Conditional marketing authorization in the European Union is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The PRIority MEdicines, or PRIME, initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits from the PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

Outside the U.S., there are additional challenges in ensuring adequate coverage and payment for our products. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical study that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of this type of clinical study could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly-approved health care products. Budgetary pressures in many European Union countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Manufacturing

In June 2018, we opened our dedicated and expandable manufacturing facility, ATOM, in Thousand Oaks, California.  ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development.  The research and development and process and analytical development labs at ATOM are operationally supporting preclinical development activities. ATOM is designed to global regulatory standards, and the commissioning and qualification activities required to support ATOM manufacturing capacity to support clinical production are expected to be completed in 2019.

In addition to ATOM, we also work with Cognate Bioservices, Inc., or Cognate, pursuant to a Development and Manufacturing Services Agreement, or Manufacturing Agreement, that we entered into in August 2015 and which was amended in December 2017 and May 2018.  Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain of our product candidates.

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated quarterly to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of ATOM, the manufacturing capabilities of our partners and contract manufacturing organizations, or CMOs, including Cognate.  This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

Our T-cell product candidates require blood-derived starting materials which are received from healthy, consenting third-party donors through FDA- and EMA-compliant collection centers. The manufacturing process involves co-culturing and incubating viral- or cancer-specific antigen transformed B cells collected from the third-party donated material along with T cells collected from the same donor.  These manufacturing operations are conducted under Code of Federal Regulations Good Manufacturing Practices, or GMPs, as well as Good Tissue Practices, or GTPs. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular- and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Through agreements with our partners, we have acquired the right to use certain manufacturing process know-how related to producing clinical research-related drug supply. These include materials to support the manufacturing of clinical study material, including key starting materials and intermediates as well as existing inventory of clinical study materials.  We also have the ability to obtain supply from third parties to ensure we have the necessary blood donated from healthy consenting third-party donors.

Employees

As of December 31, 2018, we had 311 employees. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2012.  Our principal corporate offices are located at 611 Gateway Blvd., Suite 900, South San Francisco, California 94080 and our telephone number at that address is (650) 278-8930. Our website address is www.atarabio.com.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission, or SEC.  We make these reports available free of charge through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2018, we reported a net loss of $230.7 million and we had an accumulated deficit of $527.3 million as of December 31, 2018.

We do not expect to generate revenues for the foreseeable future, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical studies, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, including our next-generation CAR T programs, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical studies;
•	complete and submit regulatory submissions to the FDA, EMA or other agencies and obtain regulatory approval for indications for which there is a commercial market;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set commercially viable prices for our products, if any;
•	develop manufacturing and distribution processes for our novel T-cell immunotherapy product candidates;

•	develop commercial quantities of our products at acceptable cost levels;
•	establish and maintain adequate supply of our products, including cell lines with sufficient breadth to treat patients;
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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical studies and clinical studies and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with each of our partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize on our own. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to develop, acquire or in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020. As of December 31, 2018, we had total cash, cash equivalents and short-term investments of $309.6 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

We do not have any committed external source of funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical studies, clinical studies and manufacturing activities and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	completion of preclinical studies and clinical studies with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or completing our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our future success is dependent on the regulatory approval of our product candidates.

We do not have any products that have gained regulatory approval. Currently, our clinical-stage product candidates include tab-cel®, ATA188 and ATA190. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

We cannot commercialize product candidates in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical studies and clinical studies, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or conduct of our clinical studies;
•	failure to demonstrate positive benefit/risk profile of the product candidate for its proposed indication;
•	failure of clinical studies to meet the level of statistical significance required for approval;
•	disagreement with our interpretation of data from preclinical studies or clinical studies;
•	the insufficiency of data collected from clinical studies of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’s Kymriah and Gilead’s Yescarta, may not be indicative of what these regulators may require for approval of our therapies. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from that which have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

In January 2019, the U.S. federal government entered a prolonged shutdown suspending services deemed non-essential, including certain activities of the FDA, and U.S. politicians have expressed interest in future similar shutdowns as a negotiating tactic.  Our development and commercialization activities could be harmed or delayed by a similar shutdown of the U.S. federal government in the future, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays.

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

•	understanding and addressing variability in the quality of a donor’s T-cells, which could ultimately affect our ability to manufacture product in a reliable and consistent manner;
•	developing processes for the safe administration of these products, including long-term follow-up and registries, for all patients who receive these product candidates;
•	manufacturing our product candidates to our specifications and in a timely manner to support our clinical studies and, if approved, commercialization;
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

•

establishing sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and

•	developing therapies for types of diseases beyond those initially addressed by our current product candidates.

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, comparable to those T-cells produced by our partners historically, scalable or profitable.

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical studies, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may ask for specific post-market requirements, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

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

The results of preclinical studies or earlier clinical studies are not necessarily predictive of future results. Our existing product candidates in clinical studies, and any other product candidate we advance into clinical studies, may not have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, we do not know whether the clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tab-cel®, ATA188 or ATA190, any product candidates resulting from our next-generation CAR T programs or any of our other product candidates in any particular jurisdiction.

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. For example, the primary endpoint of both the MATCH and ALLELE studies is “confirmed best objective response rate” defined as the percent of patients achieving either a complete or partial response to treatment with tab-cel® confirmed after the initial tumor assessment showing a response. In contrast, neither the prior MSK studies nor our EAP study protocol require response confirmation. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocols for our MATCH and ALLELE studies are designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 35 patients in MATCH, an observed ORR above approximately 37% would be expected to meet the primary endpoint. ALLELE is currently designed such that each of the two cohorts will be analyzed separately with respect to the primary endpoint and, as an example, with 35 patients enrolled in either cohort, an observed ORR above approximately 37% would be expected to meet the primary endpoint. In addition, due to the nature of clinical study protocols, the study protocol is subject to further negotiation and discussion with regulators, and, with the approval of regulators, we may, for example, adjust the number of patients in a study, which could impact the required ORR.

For regulatory approvals of tab-cel®, we plan on using independent radiologist and/or oncologist assessment of responses which may not correlate with the investigator-reported assessments. In addition, the Phase 2 clinical studies with tab-cel® enrolled a heterogeneous group of patients with a variety of EBV-associated malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel® in the treatment of a single disease state for which we may later seek approval. If conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

Moreover, final study results may not be consistent with interim study results. Efficacy data from prospectively designed studies may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical study with an allogeneic product candidate such as ATA188 may not yield the same or better results as compared to an autologous product candidate such as ATA190. If later-stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical studies.

Interim “top line” and preliminary data from our clinical studies that we may announce from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce interim “top line” or preliminary data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm the prospects of any product candidate that is impacted by the applicable data.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical and clinical studies.

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study design that we are able to execute;
•	delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study;
•

delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•

delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical study at each site;

•	withdrawal of clinical study sites from our clinical studies or the ineligibility of a site to participate in our clinical studies;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a study;
•	delay or failure in subjects completing a study or returning for post-treatment follow-up;
•	clinical sites and investigators deviating from study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;
•

inability to identify and maintain a sufficient number of study sites, including because potential study sites may already be engaged in competing clinical study programs for the same indication that we are treating;

•	failure of our third-party clinical study managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
•	delay or failure in adding new study sites;
•	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;

•

feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign authorities, or results from earlier stage or concurrent preclinical studies and clinical studies, that might require modification to the protocol for a study;

•

a decision by the FDA, the IRB, comparable foreign authorities, or us, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical studies at any time for safety issues or for any other reason;

•	unacceptable benefit/risk profile, unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a product candidate;
•

difficulties in manufacturing or obtaining from third parties sufficient quantities and breadth of appropriate partially HLA matched cell lines from among the available T-cell lines to start or to use in clinical studies;

•

lack of adequate funding to continue a study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

Patient enrollment, a significant factor in the timing of clinical studies, is affected by many factors including:

•	the size and nature of the patient population;
•	the possibility that the rare diseases that many of our product candidates address are under-diagnosed;
•	changing medical practice patterns or guidelines related to the indications we are investigating;
•	the severity of the disease under investigation, our ability to open clinical study sites;
•	the proximity of subjects to clinical sites;
•	the patient referral practices of physicians;
•	the design and eligibility criteria of the clinical study;
•	ability to obtain and maintain patient consents;
•	risk that enrolled subjects will drop out or die before completion;
•	competition for patients from other clinical studies;
•	our ability to manufacture the requisite materials for a study;
•	risk that we do not have appropriately matched HLA cell lines; and
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

As an example, we activated additional clinical sites over the course of 2018 and increased HLA coverage during this period.  As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage.  Many of our product candidates are designed to treat rare diseases, and as a result the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel®, ATA188, ATA190 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

If we experience delays or quality issues in the conduct, completion or termination of any clinical study of our product candidates, the approval and commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any delays in completing our clinical studies for our product candidates may also decrease the period of commercial exclusivity. In addition, many of the factors that could cause a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical studies, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our studies could reveal an unacceptably high severity and incidence of side effects, or side effects outweighing the benefits of our product candidates. In such an event, our studies could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the study or result in potential product liability claims.

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

Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Both the FDA and the EMA have granted us orphan designation for tab-cel® for EBV+ PTLD after HCT or SOT.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Although we have obtained Breakthrough Therapy Designation, or BTD, for tab-cel® for EBV+ PTLD, this may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review.

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

In addition to regulations in the U.S., to market and sell our products in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country.  We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the European Union, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our contract manufacturing organizations, or CMOs, and CROs for any post-approval clinical studies that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, current Good Clinical Practices, or GCP, current good tissue practices, or cGTP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend, withdraw or modify regulatory approval;
•	suspend or modify any ongoing clinical studies;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to successfully commercialize our products.

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

Concurrently with the license of our existing product candidates, we acquired manufacturing process know-how and, in some cases, and inventory of process intermediates and clinical materials, from our partners. Transferring manufacturing processes, testing and associated know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product candidates for various studies, clinical studies and commercial launch readiness.  To the extent we elect to transfer manufacturing within our network, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates.

The processes by which our product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the existing processes with our partners to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by earthquakes and other natural disasters, equipment failures, labor shortages, power failures, and numerous other factors.

The process of manufacturing cellular therapies is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our T-cell immunotherapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

We intend to manufacture at least a portion of our product candidates ourselves. Delays in commissioning and receiving regulatory approvals for our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

In June 2018, we opened our Atara T-Cell Operations and Manufacturing, or ATOM, facility in Thousand Oaks, California.  The research and development and process and analytical development labs are operationally supporting preclinical development activities. The facility commissioning and qualification activities required to support ATOM production were completed in Q4 2018.  Product specific qualifications are ongoing to support both clinical and commercial production and are expected to be completed in 2019.  If the appropriate regulatory approvals for the new facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our manufacturing facility will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

•	achieving adequate or clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	shortages of qualified personnel, raw materials or key contractors; and
•	ongoing compliance with cGMP regulations and other requirements of the FDA, EMA or other comparable regulatory agencies.

Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical studies, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could harm our business.

Developing advanced manufacturing techniques and process controls is required to fully utilize our facility. Without further investment, advances in manufacturing techniques may render our facility and equipment inadequate or obsolete.

A number of the product candidates in our portfolio, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand.  In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in a sufficient quantity to meet future demand.

If our sole clinical or commercial manufacturing facility or our CMO is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any manufacturing facility in our manufacturing network, or the equipment in these facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers we may delay development and/or commercialization of our product candidates.

We do not currently manufacture our product candidates in our own facilities and we rely on our CMO or our partners for the production of our product candidates and the acquisitions of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs.

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel®, ATA188, ATA190, any product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements.  We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMO.  For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 studies of tab-cel®.  We have generated comparability data from the cell lines produced by our CMO using our refined assays and believe this data supports the demonstration of comparability, and we recently initiated the Phase 3 studies in the U.S. following discussions with FDA.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

We depend on third party suppliers for key materials used to produce our product candidates. Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate for an ongoing clinical study could considerably delay initiation or completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If raw materials or components cannot be purchased or fail to meet approved specifications, the commercial launch of our product candidates could be delayed, or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product candidates.

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

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other countries.

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

We and our partners have filed a number of patent applications covering our product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other non-U.S. patent offices.

Even if granted, patents have a limited lifespan. In the U.S., the natural expiration of a patent generally occurs 20 years after it is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical studies or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product candidates under patent protection, if approved, could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products, as we may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates.

Furthermore, the research resulting in certain of our licensed patent rights and technology was funded by the U.S. government. As a result, the government has certain rights to these patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to practice the invention for or on behalf of the U.S. These rights may permit the government to disclose confidential information on which we rely to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to U.S. industry. In addition, our rights in any inventions that result from government-funded research may be subject to certain requirements to manufacture products embodying these inventions in the U.S.

If we are sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay our development and commercialization efforts.

Our commercial success depends, in part, on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable.

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

Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product candidates, programs or intellectual property.  In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, or to redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. In addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business.  We may also elect to enter into license agreements in order to settle patent infringement claims prior to litigation, and any of these license agreements may require us to pay royalties and other fees that could be significant. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us from developing or commercializing a product candidate or force us to cease some aspect of our business operations.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on all of our product candidates in all countries throughout the world would be prohibitively expensive. Our intellectual property rights in certain countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. Consequently, we and our partners may not be able to prevent third parties from practicing our inventions in countries outside the U.S., or from selling or importing infringing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or where we do not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where we and our partners have patent protection but where enforcement is not as strong as that in the U.S. These infringing products may compete with our product candidates in jurisdictions where we or our partners have no issued patents or where we do not have exclusive rights under the relevant patents, or our patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Interference or derivation proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other preissuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Any intellectual property proceedings can be expensive and time-consuming. Our or our partners’ adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our partners can. Accordingly, despite our or our partners’ efforts, we or our partners may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights, particularly in countries where the laws may not protect our rights as fully as in the U.S. Even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. In addition, in an infringement proceeding, a court may decide that one or more of our patents is invalid or unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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

Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, the laws of certain foreign countries do not protect proprietary rights such as trade secrets to the same extent or in the same manner as the laws of the U.S. Misappropriation or unauthorized disclosure of our trade secrets to third parties could impair our competitive advantage in the market and could materially adversely affect our business, results of operations and financial condition.

Risks Related to Commercialization of Our Product Candidates

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidates as demonstrated in clinical studies;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians and patients of the drug as a safe and effective treatment;
•	the administrative and logistical burden of treating patients;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement from, and our ability to negotiate competitive pricing with, third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the U.S. and in other countries in which we seek to commercialize our products, which could harm our business.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Third-party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act.  For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act.  The Texas U.S. District Court Judge, as well as the presidential administration and the CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the Affordable Care Act. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In January 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require authorization through additional legislation to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our collaborators, may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop.  Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of our current or future target diseases. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some approved products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for tractinostat (VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, ViraCyte, LLC, which is conducting a Phase 2 clinical study for Viralym-MTM , an allogeneic, multi-virus T-cell product that targets five viruses including EBV and Tessa Therapeutics Pte Ltd., or Tessa, which is conducting a Phase 1 clinical study of MABEL CTLs, an allogeneic T-cell therapy in relapsed/ refractory EBV+ lymphomas. In addition, Tessa is evaluating TT10, an autologous, EBV-specific T-cell product, in a phase 3 clinical study for advanced NPC.

Competition in the MS market is high with at least sixteen therapies, including three generics, approved for the treatment of relapsing-remitting multiple sclerosis (RRMS) in the U.S. and European Union.  There are many U.S. and international competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Ocrevus®, marketed by F. Hoffmann-La Roche, was approved for the treatment of relapsing MS in the U.S. and European Union.  There are numerous development candidates in Phase 3 studies for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  There are also several therapeutic candidates awaiting FDA and/or EMA regulatory approval including EMD Serono’s cladribine, a lymphocyte-targeting agent, Biogen’s diroximel fumarate (Trade name - Vumerity, a next-generation oral fumarate) and Celgene’s ozanimod, an S1PR and S1PR5 agonist.

Only three therapies have been approved for the treatment of progressive MS.  Recently, Ocrevus® was approved in the U.S. and European Union for the treatment of primary progressive MS (PPMS).  Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS (SPMS). In the U.S., there is one drug (mitoxantrone) approved to treat SPMS, which is now generic.  Novartis has filed marketing applications for siponimod in SPMS in both the U.S. and EU and is on track for launches in 2019.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future.  Several development candidates are being evaluated in Phase 3 studies for progressive forms of MS including primary and secondary progressive MS. These are MedDay’s MD-1003, a concentrated form of biotin, and AB Science’s masitinib, a tyrosine kinase inhibitor.  Medicinova’s ibudilast (MN166), a non-selective PDE inhibitor is in Phase 2 studies for primary and secondary progressive MS.

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD and MS, are well established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products. This pricing premium may make it difficult for us to differentiate our products from currently approved or commonly used therapies and impede adoption of our products, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies or if they are acquired by larger companies. These third parties compete with us in recruiting and retaining qualified scientific, commercial and management personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

We believe that any of the product candidates we develop that is approved in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We are at any early stage of establishing an organization that will be responsible for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2018, we had 311 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical studies and clinical studies effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical studies and clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Risks Related to Our Business Generally

Our future success depends on our ability to identify and hire a new Chief Executive Officer, to retain our executive officers and to attract, retain and motivate qualified personnel.

Isaac E. Ciechanover, M.D., our President and Chief Executive Officer, announced that he will step down as our President and Chief Executive Officer, effective as of the earlier of June 30, 2019 or the date of his successor’s appointment. While our Board of Directors has undertaken a search to find a chief executive officer to succeed Mr. Ciechanover, the inability to effectively identify a suitable successor could have a material adverse effect on our business.

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives.

Our success depends on our ability to recruit, retain, manage and motivate our employees. Although we enter into employment agreements or offer letters with our employees, these documents provide for “at-will” employment, which means that any of our employees could leave our employment at any time, with or without notice.  Competition for skilled personnel in our industry and geographic regions is intense and may limit our ability to hire and retain qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, privacy and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

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

•

federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions available under the federal civil False Claims Act, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•

state and foreign laws and regulations that are analogous to the federal laws and regulations described in the preceding subsections of this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers; some state and local laws require the registration of pharmaceutical sales representatives; and other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical studies, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical study sites or entire study programs;

•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical study participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to study subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

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

Our internal computer systems, and those of our partners, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

The U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability.  For example, The Tax Act was enacted in the U.S. on December 22, 2017.  Given our valuation allowance position, The Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.  The Tax Act among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures.  We have completed our evaluation of the overall impact of The Tax Act on our effective tax rate and balance sheet through year end, and reflected the amounts in our financial statements.  The Tax Act may have significant impacts in future periods and our business and financial condition could be adversely affected.  The future impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

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

As of December 31, 2018, we reported U.S. federal and state NOLs of approximately $293.9 million and $449.8 million, respectively. Our federal NOLs generated prior to 2018 aggregating to $77.1 million will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws, and our state NOLs will begin to expire in 2032. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income. Not all states conform to the Tax Act and other states have varying conformity to the Tax Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2018 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. Two of our corporate locations are located in California, an area prone to earthquakes and fires. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From December 31, 2016 through December 31, 2018, the reported sale price of our common stock has fluctuated between $11.80 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our product candidates or products or our competitors’ product candidates or products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical studies of our product candidates or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk Factors” section.

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, including the possible repeal and/or replacement of all or portions of the Affordable Care Act or changes in tariffs and other restrictions on free trade stemming from U.S. and foreign government policies, or for other reasons, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These market fluctuations may adversely affect the trading price of our common stock.

In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources, which could result in delays of our clinical studies or commercialization efforts.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors and principal stockholders own a significant portion of our outstanding common stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of our significant stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the market price for our common stock.

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

Effective December 31, 2018, we are no longer an “emerging growth company,” and the reduced reporting requirements applicable to “emerging growth companies” no longer apply, which increases our costs as a result of being a public company and places additional demands on management.

Effective December 31, 2018, we are no longer classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act.  As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Because we are no longer being classified as an “emerging growth company”, the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. Since we are no longer classified as an “emerging growth company,” we are no longer eligible for such reduced disclosure requirements and exemptions and as such, we are required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders. As a result, we expect that because we are no longer classified as an “emerging growth company,” we will require additional attention from management with respect to our disclosures and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

We have incurred and will continue to incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted and will adopt additional rules and regulations, such as mandatory “say on pay” voting requirements, that now apply to us. Stockholder activism, the current political environment and the potential for future regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

In addition, because we are incorporated in Delaware, we are governed by Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any term of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in South San Francisco, California and consists of approximately 13,670 square feet of office space under a lease agreement that expires in April 2021. We also lease approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California under a lease for which the initial 15-year term commenced in February 2018. Additionally, in November 2018, we entered into a lease agreement for approximately 51,160 square feet of office space in Thousand Oaks, California that expires in February 2026. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “ATRA” since October 16, 2014. Prior to that time, there was no public market for our common stock.

On February 15, 2019, there were 11 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Stock Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index commencing on October 16, 2014 (the date our common stock began trading on The Nasdaq Global Select Market) and continuing through December 31, 2018. The graph assumes our closing sale price on October 16, 2014 of $10.65 per share as the initial value of our common stock. Points on the graph represent the performance as of the last business day of each of the fiscal quarters indicated.

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

Item 6. Selected Consolidated and Combined Financial Data

The following selected consolidated and combined financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated and combined financial statements. The consolidated financial statements of the Company as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Consolidated and Combined Statements of Operations	Year ended December 31,
and Comprehensive Loss Data:	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$167,457	$81,206	$56,514	$41,618	$15,446
General and administrative	69,654	40,326	24,728	16,830	12,710
Total operating expenses	237,111	121,532	81,242	58,448	28,156
Loss from operations	(237,111)	(121,532)	(81,242)	(58,448)	(28,156)
Interest and other income, net	6,368	2,027	2,203	1,218	125
Loss before income taxes	(230,743)	(119,505)	(79,039)	(57,230)	(28,031)
(Benefit from) provision for income taxes	(44)	(14)	10	(9)	(25)
Net loss	$(230,699)	$(119,491)	$(79,049)	$(57,221)	$(28,006)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(189)	32	335	(418)	(100)
Comprehensive loss	$(230,888)	$(119,459)	$(78,714)	$(57,639)	$(28,106)
Basic and diluted net loss per common share	$(5.27)	$(4.00)	$(2.75)	$(2.24)	$(5.62)

	As of December 31,
Consolidated Balance Sheet Data:	2018	2017	2016	2015	2014
	(In thousands)
Cash, cash equivalents and short-term investments	$309,631	$166,096	$255,682	$320,482	$104,116
Working capital	$281,510	$144,544	$250,878	$314,888	$103,302
Total assets	$391,839	$217,779	$263,914	$324,975	$106,122
Long-term liabilities	$13,003	$12,269	$503	$166	$216
Total stockholders' equity	$338,857	$177,864	$253,736	$315,100	$103,182

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

Overview

Atara Biotherapeutics is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell, or CAR T, program.

Our platform consists of:

•	our own scientific, clinical and regulatory expertise and know-how;
•

research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center, or MSK, the Council of the Queensland Institute of Medical Research, or QIMR Berghofer, and H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, to acquire rights to novel and proprietary technologies;

•	the Atara T-Cell Operations and Manufacturing facility, or ATOM, our recently constructed manufacturing facility which is capable of producing multiple types of therapies; and
•

Atara MatchMe™, our proprietary, web-based, off-the-shelf delivery solution which will serve as a portal for order input, tracking, execution of our cell selection algorithm, product shipment and tracking.

Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), is in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors, including nasopharyngeal carcinoma, or NPC. Atara is also developing T-cell immunotherapies targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS (ATA188 and ATA190). Atara’s pipeline also includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, autoimmune and viral diseases, including ATA2271 targeting mesothelin, ATA2321 for patients with acute myeloid leukemia, or AML, and ATA2431 and ATA3219 for patients with B-cell lymphomas.  In addition to these core programs, we also have a diverse pipeline of other programs including ATA621 directed against the BK and JC viruses, ATA368 for patients with human papillomavirus, or HPV, associated cancers, ATA520 for patients with Wilms Tumor 1, or WT1, associated cancers and ATA230 directed against cytomegalovirus, or CMV, related diseases.

Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow us to eliminate pre-treatment before our cells are administered and to reduce monitoring following administration. For example, in our ongoing studies, patients are monitored for one to two hours following receipt of tab-cel®.

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

Our allogeneic T-cell immunotherapy product candidates are bioengineered from cells donated by healthy individuals with normal immune function. Once cells are collected from a donor, they are bioengineered to recognize the antigens of interest and then expanded in number. The resulting expanded T-cells are then characterized and held as inventory. From inventory, these cells can be selected, distributed and prepared for infusion in a partially human leukocyte antigen-, or HLA-, matched patient within approximately three days. Following administration, our T cells are designed to home to their target, undergo target-dependent proliferation, eliminate diseased cells and eventually recede. Target-dependent proliferation means that our T cells expand in number when they encounter diseased cells in a patient’s body that express the antigen the cells are designed to recognize.  Our existing allogeneic process and know-how allow for minimal cell manipulation (single versus multiple genetic manipulations) which we believe will enable us to develop a new generation CAR T construct that includes multiple chimeric antigen receptors, or CARs, per cell and CAR designs that will enhance persistence and efficacy.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

In June 2018, we opened our dedicated and expandable Atara T-Cell Operations and Manufacturing facility, or ATOM, in Thousand Oaks, California.  ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development.  The research and development and process and analytical development labs at ATOM are operationally supporting preclinical development activities. ATOM is designed to global regulatory standards, and the commissioning and qualification activities required to support ATOM manufacturing capacity to support clinical production are expected to be completed in 2019.

In addition to ATOM, we also work with Cognate Bioservices, Inc., or Cognate, pursuant to a Development and Manufacturing Services Agreement, or Manufacturing Agreement, that we entered into in August 2015 and which was amended in December 2017 and May 2018.  Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain of our product candidates.

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical studies and clinical studies, acquiring or manufacturing materials for clinical studies, constructing our manufacturing facility and providing general and administrative support for these operations.

Our net losses were $230.7 million, $119.5 million and $79.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $527.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2018, our cash, cash equivalents and short-term investments totaled $309.6 million, which we intend to use to fund our operations.

Financial Overview

Revenues

We have never generated revenues and have incurred losses since inception. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical studies and preclinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and an allocation of facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical studies of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing development of ATA190 and enrolling patients to the Phase 1 study of ATA188 in MS;
•	continuing to develop our product candidates in additional indications, including tab-cel® for NPC and EBV+ cancers;
•	continuing to develop other product candidates, including ATA621 for BK and JC virus associated diseases; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

In addition, we believe it is important to invest in the development of new product candidates to continue to build the value of our product candidate pipeline and our business. We plan to continue to advance our most promising early product candidates into preclinical development with the objective to advance these early-stage programs to human clinical studies over the next several years.

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our ongoing Phase 3 or other clinical studies;
•	the scope, rate of progress, and expenses of our ongoing as well as any additional clinical studies and other research and development activities;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	changing medical practice patterns related to the indications we are investigating;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals, as well as potential post-market requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant judgments and estimates are detailed below, and our significant accounting policies are more fully described in Note 2 of the accompanying consolidated financial statements.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate and accrue expenses, the largest of which is related to research and development expenses, including those related to clinical studies and drug manufacturing. This process involves reviewing contracts and purchase orders, identifying and evaluating the services that have been performed on our behalf, and estimating the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs.

Costs for preclinical studies, clinical studies and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

For the years ended December 31, 2018 and 2017, there were no material changes from our estimates of accrued research and development expenses.

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

Key assumptions for the Black-Scholes valuation model used for employee stock awards include:

Expected term – We derived the expected term for employee stock awards using the “simplified” method (the expected term is determined as the average of the time-to-vesting and the contractual life of the options), as we have limited historical information to develop expectations about future exercise patterns and post vesting employment termination behavior. Expected term for non-employee awards is based on the remaining contractual term of an option on each measurement date.

Expected volatility – Expected volatility is estimated using comparable public companies’ volatility for similar terms.

Expected dividend – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we have assumed an expected dividend yield of 0%.

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

Accounting for Income Taxes

See Note 9 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2018.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in evaluating our tax positions, including those that may be uncertain.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $127.2 million as of December 31, 2018 related primarily to net operating losses, capitalized expenses and stock-based compensation.

Income Taxes

On December 22, 2017, the President signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended. As of December 31, 2018, due to current year taxable losses and our federal valuation allowance position, we did not recognize any income tax expense or benefit as a result of enactment of the Tax Act. Due to accumulated foreign deficits the Company does not expect a current inclusion in U.S. federal taxable income for the transition tax on earnings of controlled foreign corporations.

The SEC staff has issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We consider the key estimates on the deferred tax remeasurement and the impact of the changes to the deductibility of executive compensation to be provisional due to expected forthcoming guidance from federal and state tax authorities, our continuing analysis of final year-end data and tax positions, as well as further guidance expected for the associated income tax accounting. During the year ended December 31, 2018, we did not make any adjustments to the provisional amounts included in the consolidated financial statements for the year ended December 31, 2017 with respect to either the change in corporate tax or executive compensation rule.  As of December 31, 2018, we have finalized our analysis with respect to tax reform and no adjustments were required to be made as compared to the provisional amounts recorded as of December 31, 2017.

Emerging Growth Company Status

Until the end of 2018, we were an “emerging growth company” as defined in the JOBS Act, and therefore, we were able to take advantage of certain exemptions from various public company reporting requirements, including:

•	the exemption from the requirement to obtain an attestation report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•	less extensive disclosure about our executive compensation arrangements; and
•	no requirement for stockholder non-binding advisory votes on executive compensation or golden parachute arrangements.

We had, prior to ceasing to be an “emerging growth company,” irrevocably elected to opt out of the extended transition periods available under the JOBS Act for complying with new or revised accounting standards.

Effective December 31, 2018, we are deemed a “large accelerated filer” as our public float as of June 29, 2018 was greater than $700 million, and thus we are no longer classified as an “emerging growth company.”

As such, we are no longer able to take advantage of the above exemptions, and in particular, are required to obtain an attestation report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act as of this date.

Results of Operations

Comparison of the Years Ended December 31, 2018, 2017 and 2016

Research and development expenses

Research and development expenses consisted of the following costs, in the periods presented:

	Year ended December 31,			Increase
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
	(in thousands)
Tab-cel® expenses	$50,822	$33,653	$27,430	$17,169	$6,223
ATA188, ATA190 and other program expenses	30,155	9,243	3,746	20,912	5,497
Employee and overhead costs	86,480	38,310	25,338	48,170	12,972
Total research and development	$167,457	$81,206	$56,514	$86,251	$24,692

Tab-cel® costs were $50.8 million in 2018 as compared to $33.7 million in 2017 and $27.4 million in 2016. The increase in 2018 was primarily due to clinical study, manufacturing and outside service costs related to the two Phase 3 clinical studies of tab-cel® in patients with EBV+ PTLD who have failed rituximab, which were initiated in December 2017. The increase in 2017 was primarily due to manufacturing and outside service costs related to the preparation for these two Phase 3 clinical studies and ongoing costs for our tab-cel® EAP clinical study, which was initiated in mid-2016. We anticipate that tab-cel® costs will increase in 2019 due to continued enrollment in the two Phase 3 clinical studies as well as the initiation of the NPC study in the fourth quarter of 2018.

ATA188, ATA190 and other program costs were $30.2 million in 2018 as compared to $9.2 million in 2017 and $3.7 million in 2016. The increase in 2018 was primarily related to (a) one-time license fees of $12.5 million incurred in the fourth quarter of 2018 for exclusive rights to a next-generation allogeneic CAR T program targeting mesothelin from MSK, which were paid in first quarter of 2019, (b) an aggregate of $3.4 million of license fees paid to MSK and Moffitt during the year for other CAR T immunotherapy technology, (c) the exercise of the option to license ATA190 from QIMR Berghofer and (d) clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with progressive MS. The increase in 2017 was primarily related to clinical manufacturing and preparations for the Phase 1 clinical study of ATA188, which was initiated in October 2017. We anticipate that ATA188, ATA190 and other program costs will remain relatively stable in 2019 primarily driven by an increase in manufacturing activity, the continued development of our manufacturing processes, clinical study activities, including the initiation of a randomized clinical study of ATA190, and development related to our collaborations with QIMR Berghofer and MSK offset by decrease in license fees incurred in 2018 not anticipated to recur in 2019.

Employee and overhead costs were $86.5 million in 2018 as compared to $38.3 million in 2017 and $25.3 million in 2016. The increases of $48.2 million in 2018 and $13.0 million in 2017 were primarily a result of higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. In particular, payroll and related costs increased by $29.7 million in 2018 as compared to 2017, and by $8.0 million in 2017 as compared to 2016, primarily due to increased headcount. Also, facility-related costs and professional services cost increased by $10.6 million and $7.9 million, respectively, in 2018 as compared to 2017, and by $3.4 million and $1.6 million, respectively, in 2017 as compared to 2016. These increases were primarily related to our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand such activities.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			Increase
	2018	2017	2016	2018 compared to 2017	2017 compared to 2016
	(in thousands)
General and administrative	$69,654	$40,326	$24,728	$29,328	$15,598

General and administrative expenses were $69.7 million in 2018 compared to $40.3 million in 2017 and $24.7 million in 2016. The increase of $29.3 million in 2018 was primarily due to a $13.2 million increase in compensation-related costs driven by increased headcount, a $17.3 million increase in professional services costs, partially offset by a $1.2 million decrease in facility-related costs. The increase of $15.6 million in 2017 was primarily due to a $10.0 million increase in compensation-related costs driven by increased headcount, a $5.9 million increase in professional services costs, partially offset by a $0.3 million decrease in facility-related costs. We expect that general and administrative costs will increase moderately in 2019.

Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2018. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31	June 30	September 30	December 31
2018	(In thousands, except per share amounts)
Operating expenses:
Research and development	$28,460	$33,387	$43,355	$62,255
General and administrative	13,992	19,236	16,865	19,561
Total operating expenses	42,452	52,623	60,220	81,816
Loss from operations	(42,452)	(52,623)	(60,220)	(81,816)
Interest and other income, net	1,009	1,743	1,859	1,757
Loss before income taxes	(41,443)	(50,880)	(58,361)	(80,059)
Provision for (benefit from) income taxes	—	3	—	(47)
Net loss	(41,443)	(50,883)	(58,361)	(80,012)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(373)	19	56	109
Comprehensive loss	$(41,816)	$(50,864)	$(58,305)	$(79,903)

Basic and diluted net loss per common share	$(1.05)	$(1.15)	$(1.29)	$(1.75)

	Three months ended
	March 31	June 30	September 30	December 31
2017	(In thousands, except per share amounts)
Operating expenses:
Research and development	$17,541	$18,296	$20,598	$24,771
General and administrative	8,620	9,613	11,062	11,031
Total operating expenses	26,161	27,909	31,660	35,802
Loss from operations	(26,161)	(27,909)	(31,660)	(35,802)
Interest and other income, net	509	481	564	473
Loss before income taxes	(25,652)	(27,428)	(31,096)	(35,329)
Provision for (benefit from) income taxes	2	—	—	(16)
Net loss	(25,654)	(27,428)	(31,096)	(35,313)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	31	38	26	(63)
Comprehensive loss	$(25,623)	$(27,390)	$(31,070)	$(35,376)

Basic and diluted net loss per common share	$(0.88)	$(0.94)	$(1.02)	$(1.15)

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

In March 2017, we entered into a sales agreement, or the ATM Facility, with Cowen and Company, LLC, or Cowen, for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We paid Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM Facility.

During the fiscal year ended December 31, 2018, we sold an aggregate of 1,007,806 shares of common stock under the ATM Facility, at an average price of approximately $48.52 per share, for gross proceeds of $48.9 million, and net proceeds of $47.6 million, after deducting commissions and other offering expenses. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. As of December 31, 2018, we had approximately $6.1 million of common stock remaining to be sold under the ATM Facility.

In February 2019, we terminated the ATM Facility and entered into a new sales agreement, or the New ATM Facility, with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the New ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the New ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception. As of December 31, 2018, we had an accumulated deficit of $527.3 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including by utilizing our New ATM Facility. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. Management expects that existing cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund our planned operations to mid-2020.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$60,698	$79,223
Short-term investments	248,933	86,873
Total cash, cash equivalents and short-term investments	$309,631	$166,096

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(179,772)	$(87,502)	$(60,025)
Investing activities	(196,289)	99,909	83,741
Financing activities	357,536	20,048	506
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,525)	$32,455	$24,222

Operating activities

Net cash used in operating activities was $179.8 million in 2018 as compared to $87.5 million in 2017. The increase of $92.3 million was primarily due to a $111.2 million increase in net loss, a $2.6 million increase in the accretion of investment discounts, partially offset by a $10.7 million increase stock-based compensation, a $2.8 million increase in depreciation expense, a $0.2 million increase in non-cash interest expense, and an increase in changes in operating assets and liabilities of $7.8 million.

Net cash used in operating activities was $87.5 million in 2017 as compared to $60.0 million in 2016. The increase of $27.5 million was primarily due to a $40.4 million increase in net loss, partially offset by a $6.3 million increase stock-based compensation and an increase in changes in operating assets and liabilities of $7.9 million.

Investing activities

Net cash used in investing activities in 2018 consisted primarily of $466.5 million used to purchase available-for-sale securities and $35.9 million used to purchase property and equipment, partially offset by $196.3 million received from maturities and $109.8 million from sales of available-for-sale securities.

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

Financing activities

Net cash provided by financing activities in the 2018 consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from the ATM Facility and $24.7 million of net proceeds from employee stock transactions, partially offset by $7.5 million of taxes paid related to the net share settlement of restricted stock and $0.5 million on principal payments on capital lease obligations.

Net cash provided by financing activities in the 2017 consisted of $19.2 million of net proceeds from the ATM Facility and $1.2 million of net proceeds from employee stock transactions, partially offset by $0.4 million of taxes paid related to the net share settlement of restricted stock.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing and planned clinical studies and preclinical studies for our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing or other similar arrangements that we may enter into;
•	the cost of hiring and compensating the headcount necessary to support our business;
•

the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

•	the extent to which we in-license or acquire other products and technologies; and
•	the extent and timing of capital expenditures.

Contractual Obligations and Commitments

We lease our current corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. The lease expires in April 2021.

In January 2015, we entered into a non-cancellable lease agreement for office and laboratory space in Westlake Village, California. In September 2015, we amended the lease agreement to add additional office space and extend the term of the agreement to April 2019. We intend to let this lease expire by its terms.

In February 2017, we entered into a lease agreement for ATOM, consisting of approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with this lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our consolidated balance sheet.

In November 2018, we entered into a lease agreement for approximately 51,160 square feet of office space in Thousand Oaks, California.  The initial term of this lease expires in February 2026. The contractual obligations during the initial term are $8.5 million in aggregate. We have the option to extend the lease for an additional period of five years after the initial term.

Aggregate future minimum commitments for our leases as of December 31, 2018 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$10,162	$1,107	$3,221	$2,712	$3,122
Finance lease obligations	16,416	934	1,953	2,071	11,458
Capital lease obligations	803	540	263	—	—
Total contractual obligations	$27,381	$2,581	$5,437	$4,783	$14,580

The above amounts exclude potential milestone and royalty payments related to our license and collaboration agreements, as the achievement of these milestones is currently not fixed and determinable.

We may also enter into contracts in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. Payments in the table above are based on current operating forecasts, which are subject to change, and do not include any termination fees.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had total cash, cash equivalents and short-term investments of $309.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. These securities are all classified as available-for-sale and consequently are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except obligations of the U.S. Treasury or U.S. Treasury-guaranteed securities, do not exceed 5% of our portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Atara Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2019

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$60,698	$79,223
Short-term investments	248,933	86,873
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	11,664	5,900
Total current assets	321,489	172,190
Property and equipment, net	68,576	44,129
Restricted cash - long-term	1,200	1,200
Other assets	574	260
Total assets	$391,839	$217,779

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,719	$14,711
Accrued compensation	10,636	5,664
Accrued research and development expenses	19,210	4,006
Other current liabilities	6,414	3,265
Total current liabilities	39,979	27,646
Long-term liabilities	13,003	12,269
Total liabilities	52,982	39,915

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2018 and 2017; 45,951 and 30,730 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5	3
Additional paid-in capital	866,541	474,662
Accumulated other comprehensive loss	(340)	(151)
Accumulated deficit	(527,349)	(296,650)
Total stockholders’ equity	338,857	177,864
Total liabilities and stockholders’ equity	$391,839	$217,779

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$167,457	$81,206	$56,514
General and administrative	69,654	40,326	24,728
Total operating expenses	237,111	121,532	81,242
Loss from operations	(237,111)	(121,532)	(81,242)
Interest and other income, net	6,368	2,027	2,203
Loss before income taxes	(230,743)	(119,505)	(79,039)
(Benefit from) provision for income taxes	(44)	(14)	10
Net loss	$(230,699)	$(119,491)	$(79,049)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(189)	32	335
Comprehensive loss	$(230,888)	$(119,459)	$(78,714)
Net loss per common share:
Basic and diluted net loss per common share	$(5.27)	$(4.00)	$(2.75)

Weighted-average common shares outstanding used to calculate basic and diluted net loss per common share	43,811	29,863	28,732

Atara Biotherapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2015	28,459	$3	$413,725	$(518)	$(98,110)	$315,100
Issuance of common stock upon vesting of restricted stock awards	233	—	60	—	—	60
RSU settlements, net of shares withheld	199	—	(94)	—	—	(94)
Issuance of common stock pursuant to employee stock awards	42	—	600	—	—	600
Stock-based compensation expense	—	—	16,784	—	—	16,784
Net loss	—	—	—	—	(79,049)	(79,049)
Unrealized gain on available-for-sale securities	—	—	—	335	—	335
Balance as of December 31, 2016	28,933	3	431,075	(183)	(177,159)	253,736
Issuance of common stock through ATM Facility, net of commissions and offering costs of $844	1,350	—	19,156	—	—	19,156
RSU settlements, net of shares withheld	305	—	(357)	—	—	(357)
Issuance of common stock pursuant to employee stock awards	142	—	1,688	—	—	1,688
Stock-based compensation expense	—	—	23,100	—	—	23,100
Net loss	—	—	—	—	(119,491)	(119,491)
Unrealized gain on available-for-sale securities	—	—	—	32	—	32
Balance as of December 31, 2017	30,730	3	474,662	(151)	(296,650)	177,864
Issuance of common stock through underwritten offerings, net of commissions and offering costs of $526	12,604	2	293,288	—	—	293,290
Issuance of common stock through ATM Facility, net of commissions and offering costs of $1,310	1,008	—	47,586	—	—	47,586
RSU settlements, net of shares withheld	449	—	(7,503)	—	—	(7,503)
Issuance of common stock pursuant to employee stock awards	1,160	—	24,691	—	—	24,691
Stock-based compensation expense	—	—	33,817	—	—	33,817
Net loss	—	—	—	—	(230,699)	(230,699)
Unrealized loss on available-for-sale securities	—	—	—	(189)	—	(189)
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(230,699)	$(119,491)	$(79,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	33,817	23,100	16,784
(Accretion) amortization of investment (discounts) premiums	(1,885)	732	2,582
Depreciation and amortization expense	3,732	956	383
Non-cash interest expense	211	—	—
Asset retirement obligation accretion expense	49	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,764)	(784)	(742)
Other assets	(314)	2	6
Accounts payable	(1,958)	2,163	981
Accrued compensation	4,972	1,919	1,121
Accrued research and development expenses	15,204	1,598	(2,704)
Other current liabilities	2,491	1,896	215
Long-term liabilities	372	407	398
Net cash used in operating activities	(179,772)	(87,502)	(60,025)
Investing activities
Purchases of short-term investments	(466,489)	(176,459)	(304,928)
Sales of short-term investments	109,808	107,627	242,643
Maturities of short-term investments	196,317	188,973	149,046
Purchases of property and equipment	(35,925)	(20,232)	(3,020)
Net cash (used in) provided by investing activities	(196,289)	99,909	83,741
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	293,290	—	—
Proceeds from issuance of common stock from ATM Facility, net	47,586	19,156	—
Taxes paid related to net share settlement of restricted stock units	(7,503)	(357)	(94)
Proceeds from employee stock awards	24,691	1,249	600
Principal payments on capital lease obligations	(528)	—	—
Net cash provided by financing activities	357,536	20,048	506
(Decrease) increase in cash, cash equivalents and restricted cash	(18,525)	32,455	24,222
Cash, cash equivalents and restricted cash at beginning of period	80,617	48,162	23,940
Cash, cash equivalents and restricted cash at end of period	$62,092	$80,617	$48,162
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,579	$10,122	$352
Facility lease financing obligations	$441	$9,904	$—
Property and equipment acquired under capital leases	$191	$1,076	$—
Asset retirement costs	$88	$580	$—
Interest capitalized during construction period for build-to-suit lease arrangement	$77	$264	$—
Proceeds from options exercised not yet received	$—	$439	$—
Accrued costs related to underwritten public offering	$—	$160	$—
Issuance of common stock upon vesting of stock awards	$—	$—	$60
Change in long-term liabilities related to non-vested stock awards	$—	$—	$(60)
Supplemental cash flow disclosure
Cash paid for interest	$240	$—	$—
Cash paid for taxes	$—	$—	$10

Atara Biotherapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell, or CAR T, program.

We licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”) in June 2015 and licensed rights related to our next-generation CAR T programs from MSK in May 2018 and December 2018 and from Moffitt Cancer Center in August 2018. Additionally, we licensed rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”) in October 2015, September 2016 and June 2018. See Note 6 for further information.

In January and March 2018, we completed two underwritten public offering of shares of our common stock and received net proceeds of $293.3 million. Also, in 2018, we received net proceeds of $47.6 million from the sale of shares of our common stock through our ATM Facility (see Note 8).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and follow the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries, Atara Biotherapeutics Ireland Limited, an Irish company, Atara Biotherapeutics Switzerland GmbH, a Swiss company and Atara Biotherapeutics Australia Pty. Ltd., an Australian company, and before they were merged into Atara and eliminated in December 2018, Nina Biotherapeutics, Inc., a Delaware corporation, Santa Maria Biotherapeutics, Inc., a Delaware corporation, Pinta Biotherapeutics, Inc., a Delaware corporation and Atara Biotherapeutics Cayman Limited, a Cayman Islands company. All intercompany balances and transactions have been eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one reporting and one operating segment, which is the business of developing and commercializing therapeutics. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Substantially all of our assets are located in the U.S.

Liquidity Risk

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of December 31, 2018, we had an accumulated deficit of $527.3 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund our planned operations to mid-2020.

Concentration of Credit Risk and Other Uncertainties

We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, the amount of which at times, may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also make short-term investments in money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities, which can be subject to certain credit risk. However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical study and other accruals, stock-based compensation expense, and income taxes. Actual results could differ materially from those estimates.

Leases

We lease office space in multiple locations. In addition, we recently constructed a manufacturing facility in Thousand Oaks, California under a non-cancelable lease agreement. The leases are reviewed for classification as operating, capital or build-to-suit leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, we record the leased asset with a corresponding liability for principal and interest. Payments are recorded as reductions to these liabilities with interest being charged to interest expense in our consolidated statements of operations and comprehensive loss.

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

Once construction is complete, the Company considers the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s consolidated balance sheets at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The initial recording of these assets and liabilities are classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows.

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

Foreign Currency

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2018 were not material. We held no foreign currency as of December 31, 2017.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense, including the expense of restricted common stock awards (“RSAs”), grants of restricted stock units (“RSUs”), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant for employee awards and the date when the service performance is completed for non-employees. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model. For employees’ awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For non-employees’ awards with performance-based vesting criteria, we assess all possible outcomes at the end of each reporting period and recognize the lowest aggregate fair value in the range of possible outcomes. The lowest value in the range of possible outcomes may be zero. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.

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

Expected dividend – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we assumed an expected dividend yield of 0%.

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

The fair value of our common stock is based on observable market prices. We account for forfeitures of stock-based awards as they occur.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical studies and preclinical studies, the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs, and an allocation of facility, information technology and overhead expenses. Research and development costs are expensed as incurred.

Clinical Study Accruals

Costs for preclinical studies, clinical studies and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

Other Current Liabilities

As of December 31, 2018, other current liabilities included $5.6 million of accrued operating expenses, $0.6 million of current portion of finance and capital lease obligations and $0.2 million of other accrued liabilities. As of December 31, 2017, other current liabilities included $2.6 million of accrued operating expenses, $0.5 million of current portion of capital lease obligations and $0.2 million of other accrued liabilities.

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2018 and 2017. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which is intended to increase the transparency and comparability in the reporting of leasing arrangements by generally requiring leased assets and liabilities to be recorded on the balance sheet. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018.

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” to clarify the implementation guidance and ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements.” This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. The Company will adopt the new standard on January 1, 2019 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date with no restatement of prior period amounts. We estimate an increase of approximately $14.3 million for the right of use lease assets, net of adjustments for deferred and prepaid rent, and $15.3 million for right of use lease liabilities associated with our operating leases upon adoption. This will be partially offset by de-recognition of the build to suit asset and corresponding lease obligation of approximately $10.3 million for our Thousand Oaks manufacturing facility lease as we did not control the building during the construction period. The cumulative effect adjustment to the opening balance of accumulated deficit is expected to be a decrease of $0.4 million. The actual impact may differ from our estimate. We believe the adoption of this guidance will not have a significant impact on our consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020, with early adoption permitted on January 1, 2019. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The new standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. We have not yet determined the potential effect the new standard will have on our consolidated financial statements.

Adoption of New Accounting Pronouncements

On January 1, 2018, the Company adopted two new accounting standards issued by the FASB that clarify presentation and classification in the statement of cash flows on a retrospective basis. As a result of adoption, amounts of restricted cash and restricted cash equivalents are now presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of adoption, cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows now includes restricted cash of $1.4 million, $0.2 million and $0.2 million as of December 31, 2017, December 31, 2016 and January 1, 2016, respectively, as well as previously reported cash and cash equivalents.

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

Potentially dilutive securities, which include unvested RSUs, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”) have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of December 31,
	2018	2017	2016
Unvested RSUs	1,405,460	1,685,000	1,286,262
Vested and unvested options	6,276,999	5,229,648	3,733,847
ESPP share purchase rights	7,974	14,905	7,037
Total	7,690,433	6,929,553	5,027,146

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,708	$—	$—	$38,708
U.S. Treasury obligations	Level 2	111,164	4	(80)	111,088
Government agency obligations	Level 2	15,206	1	(32)	15,175
Corporate debt obligations	Level 2	121,017	15	(217)	120,815
Commercial paper	Level 2	12,935	—	—	12,935
Asset-backed securities	Level 2	11,894	—	(31)	11,863
Total available-for-sale securities		310,924	20	(360)	310,584
Less amounts classified as cash equivalents		(61,651)	—	—	(61,651)
Amounts classified as short-term investments		$249,273	$20	$(360)	$248,933

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2017:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$68,730	$—	$—	$68,730
U.S. Treasury obligations	Level 2	39,068	—	(28)	39,040
Government agency obligations	Level 2	4,749	—	(21)	4,728
Corporate debt obligations	Level 2	46,532	2	(98)	46,436
Commercial paper	Level 2	1,592	—	—	1,592
Asset-backed securities	Level 2	4,122	—	(6)	4,116
Total available-for-sale securities		164,793	2	(153)	164,642
Less amounts classified as cash equivalents		(77,769)	—	—	(77,769)
Amounts classified as short-term investments		$87,024	$2	$(153)	$86,873

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2018		As of December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$287,755	$287,469	$151,938	$151,852
Maturing in one to five years	23,169	23,115	12,855	12,790
Total available-for-sale securities	$310,924	$310,584	$164,793	$164,642

As of December 31, 2018, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the years ended December 31, 2018, 2017 and 2016, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of December 31, 2018 and 2017, restricted cash totaled $1.4 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$60,698	$79,223
Restricted cash - short-term	194	194
Restricted cash - long-term	1,200	1,200
Total cash, cash equivalents and restricted cash	$62,092	$80,617

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2018	2017
	(in thousands)
Leasehold improvements	$47,609	$623
Build-to-suit asset (see Note 7)	10,686	—
Construction in progress	4,682	40,797
Computer equipment and software	3,049	477
Lab equipment	3,019	2,156
Machinery and equipment	2,980	885
Furniture and fixtures	1,628	536
Property and equipment, gross	73,653	45,474
Less accumulated depreciation and amortization	(5,077)	(1,345)
Property and equipment, net	$68,576	$44,129

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California. Depreciation and amortization expense was $3.7 million, $1.0 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.	License, Collaboration and Manufacturing Agreements

MSK Agreements – In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. In connection with the execution of the agreement, the Company paid $4.5 million in cash to MSK.

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

In December 2018, we licensed additional technology from MSK. In connection with the effectiveness of this license agreement, we made upfront cash payments of $12.5 million in first quarter of 2019, which were recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the fourth quarter of 2018. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. In consideration for the exclusive license, the Company paid $3.0 million in cash to QIMR Berghofer.

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the third quarter of 2016. We exercised this option in June 2018. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

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

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed additional rights related to our next-generation CAR T programs from MSK in May 2018 and from Moffitt Cancer Center in August 2018, and agreed to collaborate in connection with each of these licenses.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2018 and 2017, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement – In August 2015, Atara entered into a Development and Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”).  The Manufacturing Agreement was amended in December 2017 to provide for additional rights for Atara in relation to the conduct of the services and amended again in May 2018 to modify certain financial provisions with respect to manufacturing services.  Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain Atara product candidates.

7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2018 and 2017, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Operating, Finance and Capital Leases

Operating Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we are required to maintain a letter of credit in the amount of $0.2 million to the landlord, which expires and is renewed every 12 months, and is classified as restricted cash in our consolidated balance sheet. We also lease office space in Westlake Village, California under a lease agreement that expires in April 2019. In November 2018, we entered into a lease agreement for additional office space in Thousand Oaks, California that expires in February 2026.

Finance Leases

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

As of December 31, 2018, due to completion of the construction by the landlord and not having met the criteria for sale-lease back accounting, we transferred the $10.3 million of landlord’s construction costs previously capitalized as construction in progress to a build-to-suit asset, and have recognized a corresponding long-term financing obligation for the same amount in long-term liabilities in our consolidated balance sheets. In addition, we recorded $0.3 million of capitalized interest during the construction period through December 31, 2018. A portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building is applied to the lease financing liability. Further, we recorded ground lease expense of $0.4 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively, in our consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period. Ground lease expense for the year ended December 31, 2016 was zero.

Future minimum payments under our operating, finance and capital leases as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases	Capital Leases
Years Ending December 31,	(in thousands)
2019	$1,107	$934	$540
2020	1,666	962	234
2021	1,555	991	29
2022	1,337	1,020	—
2023	1,375	1,051	—
Thereafter	3,122	11,458	—
Total minimum payments	$10,162	$16,416	$803
Less: amount representing interest			65
Present value of capital lease obligations			738
Less: current portion			490
Capital lease obligation, net of current portion			$248

Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $1.4 million and $1.2 million, respectively.

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

The following table presents the activity for our ARO liabilities:

ARO Liability
(In thousands)
Balance as of December 31, 2017	$580
Liabilities incurred during the year	88
Accretion expense	49
Balance as of December 31, 2018	$717

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2018 and 2017.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2018 and 2017.

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

ATM Facilities

In March 2017, we entered into a sales agreement (the “ATM Facility”) with Cowen and Company, LLC (“Cowen”) for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We paid Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the ATM Facility.

During the fiscal years ended December 31, 2018 and December 31, 2017, we sold an aggregate of 1,007,806 and 1,349,865 shares of common stock, respectively, under the ATM Facility, at an average price of approximately $48.52 and $14.82 per share, respectively, for gross proceeds of $48.9 million $20.0 million, respectively, and net proceeds of $47.6 million and $19.2 million, respectively, after deducting commissions and other offering expenses. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed an “at-the-market” offering and were registered under the Securities Act of 1933, as amended. As of December 31, 2018, we had approximately $6.1 million of common stock remaining to be sold under the ATM Facility.

In February 2019, we terminated the ATM Facility and entered into a new sales agreement (the “New ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the New ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the New ATM Facility.

Equity Incentive Plan

In March 2014, we adopted the 2014 Equity Incentive Plan (“2014 EIP”), which was amended and restated on October 15, 2014 upon the pricing of our initial public offering, or IPO.

The 2014 EIP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to five percent of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by our board of directors.

Under the terms of the 2014 EIP, we may grant stock options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs typically require settlement by the earlier of seven years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest over four years and expire in seven years. As of December 31, 2018, a total of 10,306,803 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,265,910 shares were available for future grant and 7,040,893 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of December 31, 2018, 1,250,000 shares of common stock were reserved for issuance under the Inducement Plan, of which 720,000 shares were available for future grant and 530,000 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $36.83, $15.07 and $17.83, respectively. As of December 31, 2018, there was $29.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2018 was $48.9 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	1,685,000	$16.90
Granted	836,487	$36.83
Forfeited	(492,894)	$21.51
Vested	(623,133)	$17.37
Unvested as of December 31, 2018	1,405,460	$26.94
Vested and unreleased	2,100
Outstanding as of December 31, 2018	1,407,560

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During 2018, we settled 638,518 RSUs, of which 440,503 RSUs were net settled by withholding 190,205 shares.  The value of the RSUs withheld was $7.5 million, based on the closing price of our common stock on the settlement date. During 2017, we settled 327,282 RSUs, of which 52,624 RSUs were net settled by withholding 22,274 shares.  The value of the RSUs withheld was $0.4 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	5,229,648	$21.06
Granted	2,998,650	38.69
Exercised	(1,051,180)	21.57
Forfeited or expired	(900,119)	29.77
Outstanding as of December 31, 2018	6,276,999	$28.15	5.3	$54,831
Vested and expected to vest as of December 31, 2018	6,276,999	$28.15	5.3	$54,831
Exercisable as of December 31, 2018	2,281,931	$21.44	4.1	$31,212

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2018 and the exercise price of outstanding, in-the-money options. As of December 31, 2018, there was $67.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.9 years.

Options for 1,051,180, 60,125 and 18,947 shares of our common stock were exercised during the years ended December 31, 2018, 2017 and 2016, with an intrinsic value of $19.2 million, $0.2 million and $0.2 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Year ended December 31,
	2018	2017	2016
Assumptions:
Expected term (years)	4.6	4.5	4.5
Expected volatility	73.5%	71.3%	69.0%
Risk-free interest rate	2.7%	1.9%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$22.96	$9.01	$11.02
Options granted	2,998,650	1,694,000	966,250
Total estimated grant date fair value	$68,849,000	$15,263,000	$10,648,000

The estimated fair value of stock options that vested in the years ended December 31, 2018, 2017 and 2016 was $16.2 million, $14.0 million and $14.0 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may be issued or transferred shares of common stock valued at more than $25,000 per calendar year. The first offering under the 2014 ESPP commenced on June 1, 2016, and subsequent offerings commence on each anniversary of this date. The Company recorded $1.2 million, $0.6 million and $0.4 million of expense related to the 2014 ESPP in the years ended December 31, 2018, 2017 and 2016, respectively. A total of 109,193, 81,922 and 22,844 shares were purchased under the ESPP during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was $0.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2019.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2018, there were 911,245 shares available for purchase under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance as of December 31, 2018:

Total Shares Reserved
2014 Equity Incentive Plan	10,306,803
2018 Inducement Plan	1,250,000
2014 Employee Stock Purchase Plan	911,245
Options granted outside the equity plans	113,666
Total reserved shares of common stock	12,581,714

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$16,211	$8,778	$7,612
General and administrative	17,606	14,322	9,172
Total stock-based compensation expense	$33,817	$23,100	$16,784

9.	Income Taxes

Losses before income taxes were as follows in each period presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$(230,765)	$(12,894)	$(48,795)
Foreign	22	(106,611)	(30,244)
Total loss before income taxes	$(230,743)	$(119,505)	$(79,039)

The Company liquidated its Cayman Islands entity in 2018 and elected to treat the entity as disregarded for the fiscal year 2018.  As such, the applicable 2018 losses are treated as losses in the United States.

The components of income tax provision (benefit) were as follows in each period presented:

	Year Ended December 31,
	2018	2017	2016
Current (benefit from) provision for income taxes:	(in thousands)
Federal	$(31)	$(14)	$—
State	(15)	—	10
Foreign	2	—	—
Total current (benefit from) provision for income taxes	$(44)	$(14)	$10

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
Federal income taxes at statutory rate	21.0%	34.0%	34.0%
Impact of stock compensation	—	(1.5%)	(1.3%)
Foreign income tax at different rate	—	(30.3%)	(13.0%)
Impact of U.S. tax reform	—	(11.3%)	—
Non-deductible executive compensation	(0.7%)	—	—
Capitalized research	7.8%	—	—
Other	(0.6%)	(3.8%)	(0.9%)
Change in valuation allowance	(27.5%)	12.9%	(18.8%)
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows as of the dates indicated:

	As of December 31,
	2018	2017
Deferred tax assets:	(in thousands)
Net operating losses	$91,994	$31,110
License fees	7,380	2,940
Stock-based compensation	8,578	10,489
Capitalized expenses	16,019	—
Legal fees	1,375	1,490
Other	1,807	1,268
Total deferred tax assets	127,153	47,297
Valuation allowance	(127,153)	(47,297)
Net deferred tax assets	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2018 and 2017. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $79.9 million for the year ended December 31, 2018 and decreased by $8.6 million for the year ended December 31, 2017.

As of December 31, 2018, we had federal and state net operating loss carryforwards for tax return purposes of $293.9 million and $449.8 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2032 in various amounts if not utilized. Of the $293.9 million federal net operating losses, $216.8 million were generated after January 1, 2018 and are not subject to expiration.

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

We have completed a Section 382 study of transactions in our stock through December 31, 2018. The study concluded that we have experienced ownership changes since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.

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

In 2018, the measurement period to adjust provisional amount recorded under SAB 118 closed. The Company did not record significant adjustments to provisional amounts that were recorded in 2017.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2016, 2017 and 2018 are as follows:

(In thousands)
Balance as of January 1, 2016	$4,314
Gross increases for tax positions related to current year	4,971
Balance as of December 31, 2016	9,285
Gross increases for tax positions related to current year	16,371
Gross increases for tax positions related to prior year	9,534
Gross decreases for tax positions related to prior year	(4,643)
Impact of change in tax rate	(496)
Balance as of December 31, 2017	30,051
Gross increases for tax positions related to current year	12,927
Gross increases for tax positions related to prior year	704
Gross decreases for tax positions related to prior year	(2,608)
Balance as of December 31, 2018	$41,074

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. Of the $41.1 million total unrecognized tax benefits as of December 31, 2018, no amount, if recognized, would affect the Company’s effective tax rate.

The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not accrued interest and penalties as of December 31, 2018 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K includes an attestation report from our independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Atara Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 26, 2019

Item 9B. Other Information

On February 26, 2019, we entered into a sales agreement, or the New ATM Facility, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, or the Common Stock, having an aggregate offering price of up to $100.0 million through Cowen, as sales agent.  In connection with the entry into the New ATM Facility, we terminated our prior sales agreement, dated March 27, 2017, with Cowen.

Cowen may sell the Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the New ATM Facility, and also have provided Cowen with customary indemnification rights.

We are not obligated to make any sales of Common Stock under the New ATM Facility. The offering of shares of Common Stock pursuant to the New ATM Facility will terminate upon the earlier of (i) the sale of all common stock subject to the New ATM Facility or (ii) termination of the New ATM Facility in accordance with its terms.

The foregoing description of the New ATM Facility is qualified in its entirety by reference to the New ATM Facility, a copy of which is attached hereto as Exhibit 1.1 and incorporated herein by reference.

The legal opinion of Cooley LLP relating to the shares of Common Stock being offered pursuant to the New ATM Facility is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2019 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2018, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

1.1	Sales Agreement, dated February 26, 2019, by and between Atara Biotherapeutics, Inc. and Cowen and Company, LLC					X

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	333-196936	4.1	07/10/2014

4.2	Investors’ Rights Agreement, by and among Atara Biotherapeutics, Inc. and the stockholders named therein, dated March 31, 2014	S-1	333-196936	4.2	06/20/2014

5.1	Opinion of Cooley LLP					X

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36548	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.3	06/20/2014

10.4*	2014 Employee Stock Purchase Plan	S-1/A	333-196936	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”)	10-Q	001-36548	10.1	05/08/2018

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	001-36548	10.2	05/08/2018

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	001-36548	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	001-36548	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	333-196936	10.9	06/20/2014

10.10*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.	10-Q	001-36548	10.4	08/01/2018

10.11*	Amended and Restated Executive Employment Agreement by and between Atara Biotherapeutics, Inc. and Isaac E. Ciechanover, dated October 12, 2015	8-K	001-36548	10.1	10/16/2015

10.12*	Transition and Separation Agreement, dated January 2, 2019, by and between Isaac Ciechanover and Atara Biotherapeutics, Inc.	8-K	001-36548	10.1	01/03/2019

10.13†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.14†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018					X

10.15†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	001-36548	10.01	08/01/2018

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.16†	Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 2016, as amended	10-Q	001-36548	10.02	08/01/2018

10.17†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate Bioservices, Inc., dated August 2015, as amended	10-Q	001-36548	10.03	08/01/2018

10.18	Office Lease, by and between Atara Biotherapeutics, Inc. and BPG Rock Westlake, LLC, dated January 7, 2015	10-Q	001-36548	10.33	11/06/2015

10.19	First Amendment to Lease, by and between BPG Rock Westlake, LLC and Atara Biotherapeutics, Inc., dated as of September 9, 2015	10-Q	001-36548	10.34	11/06/2015

10.20	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	001-36548	10.29	03/04/2016

10.21	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	001-36548	10.1	05/04/2017

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Cooley LLP (included in Exhibit 5.1)					X

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Confidential treatment has been requested or granted for a portion of this exhibit.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 26th day of February, 2019.

Atara Biotherapeutics, Inc.

By:	/s/ Isaac E. Ciechanover
Isaac E. Ciechanover, M.D.
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Isaac E. Ciechanover and Utpal Koppikar, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Isaac E. Ciechanover
Isaac E. Ciechanover, M.D.	President and Chief Executive Officer (principal executive officer)	February 26, 2019
/s/ Utpal Koppikar
Utpal Koppikar	Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
/s/ Roy D. Baynes
Roy D. Baynes, M.D., Ph.D.	Director	February 26, 2019

/s/ Eric Dobmeier
Eric Dobmeier	Director	February 26, 2019

/s/ Matthew K. Fust
Matthew K. Fust	Director	February 26, 2019

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	February 26, 2019

/s/ William Heiden
William Heiden	Director	February 26, 2019

/s/ Joel S. Marcus
Joel S. Marcus	Director	February 26, 2019

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	February 26, 2019