Form 10-Q
period 2019-03-31
Atara Biotherapeutics, Inc.
filed 2019-05-09
CIK 1604464

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ATRA	The Nasdaq Stock Market LLC

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2019 was 46,320,773 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$56,168	$60,698
Short-term investments	181,377	248,933
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	13,091	11,664
Total current assets	250,830	321,489
Property and equipment, net	58,119	68,576
Operating lease assets	14,041	—
Restricted cash - long-term	1,200	1,200
Other assets	536	574
Total assets	$324,726	$391,839

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,168	$3,719
Accrued compensation	7,459	10,636
Accrued research and development expenses	6,194	19,210
Other current liabilities	5,354	6,414
Total current liabilities	25,175	39,979
Operating lease liabilities - long-term	14,437	—
Other long-term liabilities	1,180	13,003
Total liabilities	40,792	52,982

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2019 and December 31, 2018; 46,307 and 45,951 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	877,133	866,541
Accumulated other comprehensive income (loss)	38	(340)
Accumulated deficit	(593,242)	(527,349)
Total stockholders’ equity	283,934	338,857
Total liabilities and stockholders’ equity	$324,726	$391,839

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$48,668	$28,460
General and administrative	19,223	13,992
Total operating expenses	67,891	42,452
Loss from operations	(67,891)	(42,452)
Interest and other income, net	1,634	1,009
Net loss	(66,257)	(41,443)
Unrealized gain (loss) on available-for-sale securities	378	(373)
Comprehensive loss	$(65,879)	$(41,816)
Net loss per common share:
Basic and diluted net loss per common share	$(1.44)	$(1.05)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	46,124	39,596

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2019	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	$5	$877,133	$38	$(593,242)	$283,934

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2018	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	30,730	$3	$474,662	$(151)	$(296,650)	$177,864
Issuance of common stock through underwritten offerings, net of commissions and offering costs of $526	12,604	1	293,288	—	—	293,289
RSU settlements, net of shares withheld	250	—	(3,363)	—	—	(3,363)
Issuance of common stock pursuant to employee stock awards	309	—	6,196	—	—	6,196
Stock-based compensation expense	—	—	7,014	—	—	7,014
Net loss	—	—	—	—	(41,443)	(41,443)
Unrealized loss on available-for-sale securities	—	—	—	(373)	—	(373)
Balance as of March 31, 2018	43,893	$4	$777,797	$(524)	$(338,093)	$439,184

See accompanying notes

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(66,257)	$(41,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,269	7,014
Accretion of investment discounts	(458)	(217)
Depreciation and amortization expense	1,648	333
Non-cash interest expense	—	64
Asset retirement obligation accretion expense	17	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,434)	(189)
Operating lease assets	331	—
Other assets	38	160
Accounts payable	2,672	(2,119)
Accrued compensation	(3,177)	(1,352)
Accrued research and development expenses	(13,016)	2,330
Other current liabilities	(2,572)	544
Operating lease liabilities	(261)	—
Other long-term liabilities	—	53
Net cash used in operating activities	(70,200)	(34,822)
Investing activities
Purchases of short-term investments	(7,427)	(292,467)
Sales of short-term investments	12,512	35,890
Maturities of short-term investments	63,307	26,468
Purchases of property and equipment	(796)	(19,808)
Net cash provided by (used in) investing activities	67,596	(249,917)
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	—	293,290
Taxes paid related to net share settlement of restricted stock units	(4,575)	(3,364)
Proceeds from employee stock awards	2,747	6,186
Principal payments on capital lease obligations	(98)	(101)
Net cash (used in) provided by financing activities	(1,926)	296,011
(Decrease) increase in cash, cash equivalents and restricted cash	(4,530)	11,272
Cash, cash equivalents and restricted cash at beginning of period	62,092	80,617
Cash, cash equivalents and restricted cash at end of period	$57,562	$91,889
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$666	$4,105
Capitalized lease obligations	$—	$441
Interest capitalized during construction period for build-to-suit lease transaction	$—	$77
Asset retirement cost	$—	$88
Receivable for options exercised	$151	$10

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

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of March 31, 2019, we had an accumulated deficit of $593.2 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atara and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the recognition of operating lease assets and operating lease liabilities effective January 1, 2019, in accordance with newly-adopted accounting pronouncements relating to leases as discussed below. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical trial and other accruals, stock-based compensation expense and income taxes. Actual results could differ materially from those estimates.

Leases

We lease office space in multiple locations. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our condensed consolidated balance sheets.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Our facilities and equipment operating leases have lease and non-lease components and we have made a policy election to account for the lease and non-lease components as a single lease component.

Through December 31, 2018, the leases were reviewed for classification as operating, capital or build-to-suit leases. For operating leases, rent was recognized on a straight-line basis over the lease period. For capital leases, we recorded the leased asset with a corresponding liability for principal and interest. Payments were recorded as reductions to these liabilities with interest being charged to interest expense in our condensed consolidated statements of operations and comprehensive loss.

We analyzed the nature of the renovations and our involvement during the construction period of our manufacturing facility and determined that we were the deemed “owner” of the construction project during the construction period. As a result, we were required to capitalize the fair value of the building as well as the construction costs incurred on our condensed consolidated balance sheet along with a corresponding financing liability for landlord-paid construction costs (i.e. “build-to-suit” accounting).

Once construction was complete, the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. Since the arrangement did not qualify for sale-leaseback accounting treatment, the building asset remained on the Company’s condensed consolidated balance sheets at its historical cost, and such asset was depreciated over its estimated useful life. The Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the condensed consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The initial recording of these assets and liabilities were classified as non-cash investing and financing items, respectively, for purposes of the condensed consolidated statements of cash flows. The build-to-suit asset and corresponding lease obligation was derecognized upon adoption of the new lease standard as we did not control the building during the construction period.

Recent Accounting Pronouncements

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

Adoption of New Accounting Pronouncements

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases.

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of approximately $14.3 million and $15.3 million, respectively, as of January 1, 2019. This was partially offset by de-recognition of the build-to-suit asset and corresponding lease obligation of approximately $10.3 million for our Thousand Oaks manufacturing facility lease as we did not control the building during the construction period (see Note 7). The cumulative effect adjustment to the opening balance of accumulated deficit was a decrease of $0.4 million. The standard did not have a significant impact on our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for the three months ended March 31, 2019 and 2018.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of March 31,
	2019	2018
Unvested RSUs	1,860,374	1,899,505
Vested and unvested options	6,842,443	5,466,825
ESPP share purchase rights	37,538	60,317
Total	8,740,355	7,426,647

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$25,338	$—	$—	$25,338
U.S. Treasury obligations	Level 2	94,616	42	(17)	94,641
Government agency obligations	Level 2	8,351	1	(14)	8,338
Corporate debt obligations	Level 2	86,373	80	(45)	86,408
Commercial paper	Level 2	7,439	—	—	7,439
Asset-backed securities	Level 2	9,679	—	(9)	9,670
Total available-for-sale securities		231,796	123	(85)	231,834
Less amounts classified as cash equivalents		(50,457)	—	—	(50,457)
Amounts classified as short-term investments		$181,339	$123	$(85)	$181,377

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,708	$—	$—	$38,708
U.S. Treasury obligations	Level 2	111,164	4	(80)	111,088
Government agency obligations	Level 2	15,206	1	(32)	15,175
Corporate debt obligations	Level 2	121,017	15	(217)	120,815
Commercial paper	Level 2	12,935	—	—	12,935
Asset-backed securities	Level 2	11,894	—	(31)	11,863
Total available-for-sale securities		310,924	20	(360)	310,584
Less amounts classified as cash equivalents		(61,651)	—	—	(61,651)
Amounts classified as short-term investments		$249,273	$20	$(360)	$248,933

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2019		As of December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$216,066	$216,062	$287,755	$287,469
Maturing in one to five years	15,730	15,772	23,169	23,115
Total available-for-sale securities	$231,796	$231,834	$310,924	$310,584

As of March 31, 2019, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three months ended March 31, 2019 and 2018, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2019 and December 31, 2018, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$56,168	$60,698
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$57,562	$62,092

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$48,888	$47,609
Build-to-suit asset (see Note 7)	—	10,686
Construction in progress	4,259	4,682
Computer equipment and software	3,211	3,049
Lab equipment	3,345	3,019
Machinery and equipment	3,131	2,980
Furniture and fixtures	1,842	1,628
Property and equipment, gross	64,676	73,653
Less accumulated depreciation and amortization	(6,557)	(5,077)
Property and equipment, net	$58,119	$68,576

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for development of internal use software. Depreciation and amortization expense was $1.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

6.	License and Collaboration Agreements

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

In December 2018, we licensed additional technology from MSK. In connection with the effectiveness of this license agreement, we made upfront cash payments of $12.5 million in the first quarter of 2019, which were recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the fourth quarter of 2018. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. In consideration for the exclusive license, the Company paid $3.0 million in cash to QIMR Berghofer.

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer.  In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our  condensed consolidated statement of operations and comprehensive loss in the third quarter of 2016. We exercised this option in June 2018. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2019 and December 31, 2018, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend the lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which was recorded as long-term restricted cash in our condensed consolidated balance sheet.

Based on the terms of the lease agreement and on our involvement in certain aspects of the construction, we were deemed the owner of the building during the construction period in accordance with U.S. GAAP in effect prior to January 1, 2019.  Under this build-to-suit lease arrangement, we recognized construction in progress based on all construction costs incurred by both us and the landlord. We also recognized a financing obligation equal to all costs funded by the landlord.

Due to completion of the construction by the landlord and not having met the criteria for sale-lease back accounting, we transferred the $10.3 million of landlord’s construction costs previously capitalized as construction in progress to a build-to-suit asset, and have recognized a corresponding long-term financing obligation for the same amount in long-term liabilities in our  condensed consolidated balance sheets. In addition, we recorded $0.3 million of capitalized interest during the construction period through December 31, 2018. A portion of the monthly lease payment was allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building was applied to the lease financing liability.

Future minimum payments under our operating, finance and capital leases as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases	Capital Leases
Years Ending December 31,	(in thousands)
2019	$1,107	$934	$540
2020	1,666	962	234
2021	1,555	991	29
2022	1,337	1,020	—
2023	1,375	1,051	—
Thereafter	3,122	11,458	—
Total minimum payments	$10,162	$16,416	$803
Less: amount representing interest			65
Present value of capital lease obligations			738
Less: current portion			490
Capital lease obligation, net of current portion			$248

Rent expense under operating leases for the three months ended March 31, 2018 was 0.4 million.

The maturities of lease liabilities under our operating and finance leases as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
Periods Ending December 31,	(in thousands)
Remaining 2019	$1,436	$423
2020	2,659	236
2021	2,524	30
2022	2,388	—
2023	2,456	—
Thereafter	14,535	—
Total lease payments	$25,998	$689
Less: amount representing interest	$(10,918)	$(49)
Present value of lease liabilities	$15,080	$640

Balance as of March 31, 2019
Other current liabilities	$643	$444
Operating lease liabilities	14,437	—
Other long-term liabilities	—	196
Total	$15,080	$640

The components of lease cost were as follows:

Three Months Ended
March 31, 2019
(in thousands)

Operating lease cost:
Operating lease cost	$725
Short-term lease cost	195
Total operating lease cost	$920
Finance lease cost:
Amortization expense	$83
Interest on lease liabilities	17
Total finance lease cost	$100

Other information related to leases was as follows:

Three Months Ended
March 31, 2019
(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$654
Operating cash flows for finance leases	17
Financing cash flows for finance leases	98

Weighted Average Remaining Lease Term
Operating Leases	10.0 years
Finance Leases	1.2 years
Weighted Average Discount Rate
Operating leases	10.2%
Finance leases	9.5%

Asset Retirement Obligation

The Company’s Asset Retirement Obligation (“ARO”) consists of a contractual requirement to remove the tenant improvements at our manufacturing facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. The Company records an estimate of the fair value of its ARO in long-term liabilities in the period incurred. The fair value of the ARO is also capitalized as construction in progress. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate.

The following table presents the activity for our ARO liabilities:

ARO Liability
(in thousands)
Balance as of December 31, 2018	$717
Accretion expense	17
Balance as of March 31, 2019	$734

8.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2019 and December 31, 2018, there were no amounts accrued related to contract termination charges.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2019 and December 31, 2018.

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

9.	Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2019 and December 31, 2018.

ATM Facility

In February 2019, we entered into a sales agreement, or the ATM Facility, with Cowen and Company LLC (“Cowen”), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent.  The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. During the three months ended March 31, 2019, we did not sell any shares of common stock under the ATM Facility. As of March 31, 2019, $100.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs typically require settlement by the earlier of seven to ten years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted to employees and non-employees generally vest over four years and expire in seven to ten years. As of March 31, 2019, a total of 12,251,242 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,188,091 shares were available for future grant and 8,063,151 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of March 31, 2019, 1,250,000 shares of common stock were reserved for issuance under the Inducement Plan, of which 720,000 shares were available for future grant and 530,000 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the three months ended March 31, 2019 and 2018 was $38.42 and $35.80, respectively. As of March 31, 2019, there was $55.2 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the RSUs outstanding as of March 31, 2019 was $73.9 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,405,460	$26.94
Granted	814,493	$38.42
Forfeited	(45,206)	$33.82
Vested	(314,373)	$23.59
Unvested as of March 31, 2019	1,860,374	$32.36
Vested and unreleased	—
Outstanding as of March 31, 2019	1,860,374	$32.36

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the three months ended March 31, 2019, we settled 316,473 shares underlying RSUs, of which 289,348 shares underlying RSUs were net settled by withholding 118,747 shares.  The value of the RSUs withheld was $4.6 million, based on the closing price of our common stock on the settlement date. During the three months ended March 31, 2018, we settled 336,240 shares underlying RSUs, of which 229,854 shares underlying RSUs were net settled by withholding 86,359 shares.  The value of the RSUs withheld was $3.4 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	6,276,999	$28.15
Granted	928,675	$38.12
Exercised	(159,355)	$18.18
Forfeited or expired	(203,876)	$27.94
Outstanding as of March 31, 2019	6,842,443	$29.74	5.6	$71,329
Vested and expected to vest as of March 31, 2019	6,842,443	$29.74	5.6	$71,329
Exercisable as of March 31, 2019	2,423,097	$22.23	3.9	$42,615

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2019 and the exercise price of outstanding, in-the-money options. As of March 31, 2019, there was $83.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3 years.

Options for 159,355 and 309,497 shares of our common stock were exercised during the three months ended March 31, 2019 and 2018, with an intrinsic value of $3.1 million and $4.9 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Three Months Ended March 31,
	2019	2018
Assumptions:
Expected term (years)	5.7	4.5
Expected volatility	78.3%	74.0%
Risk-free interest rate	2.5%	2.5%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$25.66	$20.39
Options granted	928,675	719,950
Total estimated grant date fair value	$23,830,000	$14,680,000

The estimated fair value of stock options that vested in the three months ended March 31, 2019 and 2018 was $12.0 million and $3.3 million, respectively.

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase Plan (“2014 ESPP”) allows eligible employees to purchase our common stock at 85% of the lower of its fair market value at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year.  The Company recorded $0.2 million and $0.1 million of expense related to the 2014 ESPP in the three months ended March 31, 2019 and 2018, respectively. No shares were purchased under the 2014 ESPP during the three months ended March 31, 2019 and 2018.

As of March 31, 2019, there was $0.2 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2019.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of March 31, 2019, there were 1,142,014 shares available for purchase under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance as of March 31, 2019:

Total Shares Reserved
2014 Equity Incentive Plan	12,251,242
2018 Inducement Plan	1,250,000
2014 Employee Stock Purchase Plan	1,142,014
Options granted outside the equity plans	109,666
Total reserved shares of common stock	14,752,922

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Research and development	$6,065	$2,932
General and administrative	6,204	4,082
Total stock-based compensation expense	$12,269	$7,014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. We utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow our cells to be administered without the pre-treatment that is required for some therapies and to reduce monitoring following administration.

Pipeline

Tab-cel®

Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), is in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disorder, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors, including nasopharyngeal carcinoma, or NPC. Discussions with the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, regarding the development of tab‑cel® are ongoing and our intention is to reach alignment on a global regulatory strategy for patients with EBV+ PTLD. Outcomes of these discussions are expected in the first half of 2019.

We plan to submit a tab‑cel® EU conditional marketing authorization, or CMA, application based on initial Phase 3 results in 2020. To ensure the integrity of the ongoing, open-label tab-cel® Phase 3 studies, we anticipate disclosing initial top-line EBV+ PTLD results following acceptance of the EMA CMA application.

In the fourth quarter of 2018, we initiated a Phase 1/2 study of tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC. The study is currently enrolling patients in the U.S.

ATA188 and ATA190 for Multiple Sclerosis

Atara is also developing T-cell immunotherapies targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS (ATA188 and ATA190). In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with ATA188 for patients with progressive MS, or PMS, and patients are currently being enrolled in the U.S. and Australia. We expect initial safety results from this study will be presented in June 2019 and additional safety and efficacy results will be presented in the second half of 2019. Further, we plan to initiate a randomized ATA190 study in PMS patients in the second half of 2019.

Next-Generation CAR T Program

Atara’s pipeline also includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, autoimmune and viral diseases, including ATA2271 targeting mesothelin, which is partnered with MSK; ATA2321 for patients with acute myeloid leukemia, or AML, and ATA2431 for patients with B-cell lymphomas, which are partnered with Moffitt; and an internal allogeneic CD19 program, ATA3219, for patients with B-cell lymphomas.

In March 2019, at the American Association for Cancer Research, or AACR, Annual Meeting, our collaborators at MSK presented Phase 1 clinical results for their autologous mesothelin-target CAR T immunotherapy that included safety data, anti-tumor responses, and combination data with a PD-1 checkpoint inhibitor. The results further support our planned development of a next-generation, mesothelin-targeted CAR T immunotherapy using MSK’s novel 1XX CAR signaling domain and PD-1 dominant negative receptor, or DNR, checkpoint inhibition technologies for patients with mesothelin-associated solid tumors. We plan to prioritize mesothelin CAR T development and anticipate that this program will be the first CAR T program to enter the clinic, with an IND expected in 2020.

Additionally, at the AACR Annual Meeting, we presented off-the-shelf, allogeneic CAR T platform preclinical proof-of-concept results demonstrating that our EBV-specific T cell platform has the potential to be efficiently engineered to generate off-the-shelf, allogeneic CAR T immunotherapies with favorable characteristics.

Additional Pipeline

In addition to the core programs described above, we also have a diverse pipeline of other programs including ATA621 directed against the BK and JC viruses, ATA368 for patients with human papillomavirus, or HPV, associated cancers, ATA520 for patients with Wilms Tumor 1, or WT1, associated cancers and ATA230 directed against cytomegalovirus, or CMV, related diseases.

Manufacturing

In June 2018, we opened our dedicated and expandable Atara T-cell Operations and Manufacturing facility, or ATOM, in Thousand Oaks, California.  ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development.  The research and development and process and analytical development labs at ATOM are currently supporting preclinical development activities. ATOM is designed to global regulatory standards, and the required commissioning and qualification activities to support clinical and commercial production are expected to be completed in 2019.

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

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, constructing our manufacturing facility and providing general and administrative support for these operations.

Our net losses were $66.3 million and $41.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $593.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2019, our cash, cash equivalents and short-term investments totaled $237.5 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues and have incurred losses since inception. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and an allocation of facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical studies of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing development of ATA190 and enrolling patients to the Phase 1 study of ATA188 in progressive MS;
•	continuing to develop our product candidates in additional indications, including tab-cel® for NPC and EBV+ cancers;
•	continuing to develop other product candidates, including ATA621 for BK and JC virus associated diseases; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our ongoing Phase 3 or other clinical studies;
•	the scope, rate of progress, and expenses of our ongoing clinical studies, potential additional clinical studies and other research and development activities;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	changing medical practice patterns related to the indications we are investigating;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals, as well as potential post-market requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019 to our critical accounting policies and significant judgments and estimates, as disclosed in Note 2 to our  condensed consolidated financial statements, there have been no significant changes during the three months ended March 31, 2019, from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
Tab-cel® expenses	$11,639	$9,814	$1,825
ATA188, ATA190 and other program expenses	6,106	3,555	2,551
Employee and overhead expenses	30,923	15,091	15,832
Total research and development expenses	$48,668	$28,460	$20,208

Tab-cel® expenses were $11.6 million for the three months ended March 31, 2019 as compared to $9.8 million for the comparative 2018 period. The increase in 2019 was primarily due to higher clinical study, manufacturing and outside service costs related to the two Phase 3 clinical studies of tab-cel® in patients with EBV+ PTLD who have failed rituximab, which were initiated in December 2017 and Phase 2 NPC study that was initiated in the fourth quarter of 2018. We anticipate that tab-cel® expenses will continue to increase for the remainder of 2019 due to continued enrollment and study site activation in these studies including preparation for the addition of study sites in Europe.

ATA188, ATA190 and other program expenses were $6.1 million for the three months ended March 31, 2019 as compared to $3.6 million for the comparative 2018 period. The increase in 2019 was primarily related to increased clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with progressive MS and startup activities for ATA190 clinical program. We anticipate that ATA188, ATA190 and other program costs will remain relatively stable for the remainder of 2019. While we expect an increase in expenses related to manufacturing activity, the continued development of our manufacturing processes, clinical study activities, including the initiation of a randomized clinical study of ATA190, and development related to our collaborations with QIMR Berghofer and MSK, we expect these increases to be offset by a decrease in license fees incurred in 2018 not anticipated to recur in 2019.

Employee and overhead expenses were $30.9 million for the three months ended March 31, 2019 as compared to $15.1 million for the comparative 2018 period. The increase was primarily due to higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. In particular, payroll and related costs increased by $9.8 million primarily due to increased headcount. Also, facility-related costs and professional services cost increased by $4.2 million and $1.8 million, respectively. These increases were primarily related to our continuing expansion of research and development activities. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand such activities.

General and administrative expenses

	Three Months Ended March 31,		Increase
	2019	2018	(Decrease)
	(in thousands)
General and administrative	$19,223	$13,992	$5,231

General and administrative expenses were $19.2 million for the three months ended March 31, 2019 compared to $14.0 million for the comparative 2018 period. The increase was primarily due to a $4.1 million increase in compensation-related costs driven by increased headcount, a $2.3 million increase in professional services costs, partially offset by a $1.2 million decrease in facility-related costs. We expect that general and administrative costs will continue to increase moderately in 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

In February 2019, we entered into a sales agreement, or the ATM Facility, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent.  The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, and are registered under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. During the three months ended March 31, 2019, we did not sell any shares of common stock under the ATM Facility. As of March 31, 2019, the full $100.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. As of March 31, 2019, we had an accumulated deficit of $593.2 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including by utilizing our ATM Facility. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2019 will be sufficient to fund our planned operations to mid-2020.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$56,168	$60,698
Short-term investments	181,377	248,933
Total cash, cash equivalents and short-term investments	$237,545	$309,631

Cash Flows

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(70,200)	$(34,822)
Investing activities	67,596	(249,917)
Financing activities	(1,926)	296,011
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,530)	$11,272

Operating activities

Net cash used in operating activities was $70.2 million in the 2019 period as compared to $34.8 million in the 2018 period. The increase of $35.4 million was primarily due to a $24.8 million increase in net loss and a $16.8 million decrease in operating assets and liabilities, partially offset primarily by a $5.3 million increase in stock-based compensation and a $1.3 million increase in depreciation expense.

Investing activities

Net cash provided by investing activities in the 2019 period consisted primarily of $63.3 million received from maturities and $12.5 million from sales of available-for-sale securities, partially offset by $7.4 million used to purchase available-for-sale securities and $0.8 million in purchases of property and equipment. Net cash used in investing activities in the 2018 period consisted primarily of $292.5 million used to purchase available-for-sale securities and $19.8 million in purchases of property and equipment, partially offset by $26.5 million received from maturities and $35.9 million from sales of available-for-sale securities.

Financing activities

Net cash used in financing activities in the 2019 period consisted of $4.6 million of taxes paid related to the net share settlement of RSUs and $0.1 million in principal payments on our capital lease obligations, partially offset by $2.7 million of net proceeds from employee stock transactions. Net cash provided by financing activities in the 2018 period consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018 and $6.2 million of net proceeds from employee stock transactions, partially offset by $3.4 million of taxes paid related to the net share settlement of RSUs and $0.1 million on principal payments on our capital lease obligations.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing and planned clinical and preclinical studies for our product candidates;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;

•	the extent to which we in-license or acquire other products and technologies; and
•	the timing of capital expenditures, including the qualification of our manufacturing facility.

Contractual Obligations and Commitments

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. The lease expires in April 2021.

In January 2015, we entered into a non-cancellable lease agreement for office and laboratory space in Westlake Village, California. The lease expired in April 2019.

In February 2017, we entered into a lease agreement for ATOM, consisting of approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced in February 2018, upon the substantial completion of landlord’s work as defined under the agreement. The contractual obligations during the initial term are $16.4 million in aggregate.  We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with this lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our condensed consolidated balance sheet.

In November 2018, we entered into a lease agreement for approximately 51,160 square feet of office space in Thousand Oaks, California.  The initial term of this lease expires in February 2026. The contractual obligations during the initial term are $8.5 million in aggregate. We have the option to extend the lease for an additional period of five years after the initial term.

Aggregate future minimum commitments for our leases as of December 31, 2018 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$10,162	$1,107	$3,221	$2,712	$3,122
Finance lease obligations	16,416	934	1,953	2,071	11,458
Capital lease obligations	803	540	263	—	—
Total contractual obligations	$27,381	$2,581	$5,437	$4,783	$14,580

Aggregate future minimum commitments for our leases as of March 31, 2019 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$25,998	$1,436	$5,183	$4,844	$14,535
Finance lease obligations	689	423	266	—	—
Total contractual obligations	$26,687	$1,859	$5,449	$4,844	$14,535

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Inherent Limitations on Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer (the person performing a similar function to that of the Principal Financial and Accounting Officer for this purpose), does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our  condensed consolidated financial statements and related notes, together with our other filings made from time to time with the SEC before investing in our common stock.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2019, we reported a net loss of $66.3 million and we had an accumulated deficit of $593.2 million as of March 31, 2019.

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
•

establish and maintain manufacturing relationships with reliable third parties or qualify our manufacturing facility such that we can maintain the supply of our products by ensuring adequate, manufacturing of bulk drug substances and drug products in a manner that is compliant with global legal requirements;

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with each of our partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones.  We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize on our own. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to develop, acquire or in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations to mid-2020. As of March 31, 2019, we had total cash, cash equivalents and short-term investments of $237.5 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We are early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	completion of preclinical and clinical studies with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or completing our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

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

We cannot commercialize product candidates in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. For example, the primary endpoint of both the MATCH and ALLELE studies is “confirmed best objective response rate” defined as the percent of patients achieving either a complete or partial response to treatment with tab-cel® confirmed after the initial tumor assessment showing a response. In contrast, neither the prior MSK studies nor our EAP study protocol require response confirmation. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocols for our MATCH and ALLELE studies are designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 35 patients in MATCH, an observed ORR above approximately 37% would be expected to meet the primary endpoint. ALLELE is currently designed such that each of the two cohorts will be analyzed separately with respect to the primary endpoint and, as an example, with 35 patients enrolled in either cohort, an observed ORR above approximately 37% would be expected to meet the primary endpoint. In addition, due to the nature of clinical study protocols, the study protocol is subject to further negotiation and discussion with regulators, and, with the approval of regulators, we may, for example, adjust the number of patients or submit a filing on the basis of interim data from a subset of the required patients, both of which could impact the required ORR.

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

Interim “top line” and preliminary data from our clinical studies that we may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or share with regulatory authorities interim “top line” or preliminary data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could impact the regulatory approval of, and significantly harm the prospects of any product candidate that is impacted by the applicable data.

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
•

feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign authorities, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol for a study;

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

As an example, we activated additional clinical sites over the course of 2018 and increased HLA coverage during this period.  As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel® for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel®, ATA188, ATA190 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Interference or derivation proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act.  For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act.  The Texas U.S. District Court Judge, as well as the presidential administration and the CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but the presidential administration has indicated that it plans to file a brief in support of the Texas U.S. District Court decision. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the Affordable Care Act. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In January 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require additional authorization to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, ViraCyte, LLC, which is conducting a Phase 2 clinical study for Viralym-MTM , an allogeneic, multi-virus T-cell product that targets five viruses including EBV and Tessa Therapeutics Pte Ltd., or Tessa, which is conducting a Phase 1 clinical study of MABEL CTLs, an off-the-shelf, allogeneic T-cell therapy in relapsed/refractory EBV+ lymphomas.

Competition in the MS market is high with at least seventeen therapies, including three generics, approved for the treatment of relapsing-remitting multiple sclerosis (RRMS) in the U.S. and European Union.  There are many competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono were approved for the treatment of relapsing forms of MS in the U.S. There are numerous development candidates in Phase 3 studies for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod.  There are also several therapeutic candidates awaiting FDA and/or EMA regulatory approval including Biogen’s diroximel fumarate (trade name - Vumerity, a next-generation oral fumarate) and Celgene’s ozanimod, an S1PR1 and S1PR5 agonist.

Six therapies have been approved for the treatment of progressive MS.  Ocrevus® is approved in the U.S. and EU for the treatment of primary progressive MS (PPMS).  Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS (SPMS). Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono, were most recently approved for the treatment of active SPMS in the U.S. Prior to the approvals of Mayzent and Mavenclad in 2019, there was only one drug (mitoxantrone) approved to treat SPMS in the U.S., which is now generic.

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

There are currently two CAR-T therapies approved in the U.S. and EU, Novartis’ Kymriah (tisagenlecleucel) and Gilead/Kite’s Yescarta (axicabtagene ciloleucel). However, given the explosion of innovation in this area, there are more than 100 CAR T’s in development including at least 35 which are allogeneic and off-the-shelf cell therapies. Depending on the diseases that we target in the future, we may face competition from both CAR-T therapies and other modalities (e.g. small molecules, antibodies) in the indication of interest.

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

As of March 31, 2019, we had 321 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical and clinical studies effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical and clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability.  For example, The Tax Act was enacted in the U.S. on December 22, 2017.  Given our valuation allowance position, The Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.  The Tax Act among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures.  We have completed our evaluation of the overall impact of The Tax Act on our effective tax rate and balance sheet through year end and reflected the amounts in our financial statements.  The Tax Act may have significant impacts in future periods and our business and financial condition could be adversely affected.  The future impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2017 through March 31, 2019, the reported sale price of our common stock has fluctuated between $11.80 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Effective December 31, 2018, we were no longer classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act.  As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Because we are no longer being classified as an “emerging growth company”, the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.  Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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
Date: May 9, 2019
	By:	/s/ Isaac Ciechanover
Isaac Ciechanover
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)