Form 10-Q
period 2019-06-30
Atara Biotherapeutics, Inc.
filed 2019-08-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2019 was 53,757,962 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$59,159	$60,698
Short-term investments	130,976	248,933
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	10,810	11,664
Total current assets	201,139	321,489
Property and equipment, net	57,090	68,576
Operating lease assets	14,396	—
Restricted cash - long-term	1,200	1,200
Other assets	319	574
Total assets	$274,144	$391,839

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,420	$3,719
Accrued compensation	7,822	10,636
Accrued research and development expenses	5,139	19,210
Other current liabilities	6,422	6,414
Total current liabilities	25,803	39,979
Operating lease liabilities - long-term	14,919	—
Other long-term liabilities	1,143	13,003
Total liabilities	41,865	52,982

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 46,883 and 45,951 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	899,671	866,541
Accumulated other comprehensive income (loss)	173	(340)
Accumulated deficit	(667,570)	(527,349)
Total stockholders’ equity	232,279	338,857
Total liabilities and stockholders’ equity	$274,144	$391,839

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$52,251	$33,387	$100,919	$61,847
General and administrative	23,284	19,236	42,507	33,228
Total operating expenses	75,535	52,623	143,426	95,075
Loss from operations	(75,535)	(52,623)	(143,426)	(95,075)
Interest and other income, net	1,207	1,743	2,841	2,752
Loss before provision for income taxes	(74,328)	(50,880)	(140,585)	(92,323)
Provision for income taxes	—	3	—	3
Net loss	$(74,328)	$(50,883)	$(140,585)	$(92,326)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	135	19	513	(354)
Comprehensive loss	$(74,193)	$(50,864)	$(140,072)	$(92,680)
Net loss per common share:
Basic and diluted net loss per common share	$(1.60)	$(1.15)	$(3.04)	$(2.20)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	46,426	44,379	46,276	42,001

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2019	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	5	877,133	38	(593,242)	283,934
Issuance of common stock through ATM Facility, net of commissions and offering costs of $338	359	—	7,630	—	—	7,630
RSU settlements, net of shares withheld	120	—	(2,095)		—	(2,095)
Issuance of common stock pursuant to employee stock awards	97	—	1,802	—	—	1,802
Stock-based compensation expense	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(74,328)	(74,328)
Unrealized gain on available-for-sale securities	—	—	—	135	—	135
Balance as of June 30, 2019	46,883	$5	$899,671	$173	$(667,570)	$232,279

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2018	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	30,730	$3	$474,662	$(151)	$(296,650)	$177,864
Issuance of common stock through underwritten offerings, net of commissions and offering costs of $526	12,604	1	293,288	—	—	293,289
RSU settlements, net of shares withheld	250	—	(3,363)	—	—	(3,363)
Issuance of common stock pursuant to employee stock awards	309	—	6,196	—	—	6,196
Stock-based compensation expense	—	—	7,014	—	—	7,014
Net loss	—	—	—	—	(41,443)	(41,443)
Unrealized loss on available-for-sale securities	—	—	—	(373)	—	(373)
Balance as of March 31, 2018	43,893	4	777,797	(524)	(338,093)	439,184
Issuance of common stock through ATM Facility, net of commissions and offering costs of $1,310	1,008	1	47,586	—	—	47,587
RSU settlements, net of shares withheld	42	—	(67)	—	—	(67)
Issuance of common stock pursuant to employee stock awards	391	—	8,661	—	—	8,661
Stock-based compensation expense	—	—	7,998	—	—	7,998
Net loss	—	—	—	—	(50,883)	(50,883)
Unrealized gain on available-for-sale securities	—	—	—	19	—	19
Balance as of June 30, 2018	45,334	$5	$841,975	$(505)	$(388,976)	$452,499

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(140,585)	$(92,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,470	15,013
Accretion of investment discounts	(817)	(756)
Depreciation and amortization expense	3,385	1,064
Loss on disposals of property and equipment	127	—
Non-cash interest expense	—	125
Asset retirement obligation accretion expense	35	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	720	(1,961)
Operating lease assets	814	—
Other assets	255	(102)
Accounts payable	2,649	(207)
Accrued compensation	(2,814)	(388)
Accrued research and development expenses	(14,071)	2,655
Other current liabilities	(1,658)	2,545
Operating lease liabilities	(299)	—
Other long-term liabilities	—	66
Net cash used in operating activities	(124,789)	(74,256)
Investing activities
Purchases of short-term investments	(17,589)	(357,647)
Proceeds from maturities and sales of short-term investments	136,876	131,110
Purchases of property and equipment	(1,534)	(27,257)
Proceeds from sale of property and equipment	96	—
Net cash provided by (used in) investing activities	117,849	(253,794)
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	—	293,290
Proceeds from issuance of common stock through ATM facility, net	7,630	47,586
Proceeds from employee stock awards	4,676	14,857
Taxes paid related to net share settlement of restricted stock units	(6,670)	(3,431)
Principal payments on finance and capital lease obligations	(235)	(272)
Net cash provided by financing activities	5,401	352,030
(Decrease) increase in cash, cash equivalents and restricted cash	(1,539)	23,980
Cash, cash equivalents and restricted cash at beginning of period	62,092	80,617
Cash, cash equivalents and restricted cash at end of period	$60,553	$104,597
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$473	$5,078
Capitalized lease obligations	$—	$441
Property & equipment acquired under capital leases	$—	$191
Asset retirement cost	$—	$88
Interest capitalized during construction period for build-to-suit lease transaction	$—	$77
Receivable for options exercised	$24	$—
Supplemental cash flow disclosure
Cash paid for interest	$31	$67

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

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of June 30, 2019, we had an accumulated deficit of $667.6 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital.

In July 2019, we completed an underwritten public offering of shares of common stock and pre-funded warrants and received aggregate net proceeds of approximately $140.6 million (see Note 10). Management expects that our cash, cash equivalents and short-term investments, together with the net proceeds from the underwritten public offering in July 2019, will be sufficient to fund our planned operations into 2021.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atara and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the recognition of operating lease assets and operating lease liabilities effective January 1, 2019, in accordance with newly-adopted accounting pronouncements relating to leases as discussed below. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was clarified and amended by the issuances of ASUs 2018-19, 2019-04 and 2019-05 in November 2018, April 2019 and May 2019, respectively. These ASUs require that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. The guidance limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. We are currently assessing the potential effect the new standard will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. We plan to adopt the new guidance on January 1, 2020. We are currently assessing the potential effect the new standard will have on our consolidated financial statements.

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

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of $14.3 million and $15.3 million, respectively, as of January 1, 2019. This was partially offset by de-recognition of the build-to-suit asset and corresponding lease obligation of $10.3 million for our Thousand Oaks manufacturing facility lease, as we did not control the building during the construction period (see Note 7). The cumulative effect adjustment to the opening balance of accumulated deficit was a decrease of $0.4 million. The standard did not have a significant impact on our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for the three and six months ended June 30, 2019 and 2018.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of June 30,
	2019	2018
Unvested RSUs	1,531,211	1,797,702
Vested and unvested options	7,291,729	5,718,914
ESPP share purchase rights	15,296	9,366
Total	8,838,236	7,525,982

4.	Financial Instruments

Our financial assets are measured at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable U.S. GAAP:

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$36,621	$—	$—	$36,621
U.S. Treasury obligations	Level 2	69,324	49	(1)	69,372
Government agency obligations	Level 2	9,079	1	(4)	9,076
Corporate debt obligations	Level 2	63,788	135	(6)	63,917
Commercial paper	Level 2	2,846	—	—	2,846
Asset-backed securities	Level 2	5,270	—	(1)	5,269
Total available-for-sale securities		186,928	185	(12)	187,101
Less: amounts classified as cash equivalents		(56,124)	(1)	—	(56,125)
Amounts classified as short-term investments		$130,804	$184	$(12)	$130,976

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,708	$—	$—	$38,708
U.S. Treasury obligations	Level 2	111,164	4	(80)	111,088
Government agency obligations	Level 2	15,206	1	(32)	15,175
Corporate debt obligations	Level 2	121,017	15	(217)	120,815
Commercial paper	Level 2	12,935	—	—	12,935
Asset-backed securities	Level 2	11,894	—	(31)	11,863
Total available-for-sale securities		310,924	20	(360)	310,584
Less: amounts classified as cash equivalents		(61,651)	—	—	(61,651)
Amounts classified as short-term investments		$249,273	$20	$(360)	$248,933

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2019		As of December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$178,095	$178,197	$287,755	$287,469
Maturing in one to five years	8,833	8,904	23,169	23,115
Total available-for-sale securities	$186,928	$187,101	$310,924	$310,584

As of June 30, 2019, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and six months ended June 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2019 and December 31, 2018, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$59,159	$60,698
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$60,553	$62,092

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$48,993	$47,609
Build-to-suit asset (see Note 7)	—	10,686
Construction in progress	3,533	4,682
Computer equipment and software	3,235	3,049
Lab equipment	4,624	3,019
Machinery and equipment	3,193	2,980
Furniture and fixtures	1,674	1,628
Property and equipment, gross	65,252	73,653
Accumulated depreciation and amortization	(8,162)	(5,077)
Property and equipment, net	$57,090	$68,576

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for development of internal use software. Depreciation and amortization expense was $1.8 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively and $3.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed additional rights related to our next-generation CAR T programs from MSK in May 2018 and from Moffitt Cancer Center in August 2018 and agreed to collaborate in connection with each of these licenses.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2019 and December 31, 2018, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in April 2021. In connection with the lease, we are required to maintain a letter of credit in the amount of $0.2 million to the landlord, which expires and is renewed every 12 months, and is classified as restricted cash in our condensed consolidated balance sheet. In November 2018, we entered into a lease agreement for additional office space in Thousand Oaks, California that expires in February 2026. Additionally, we entered into a new lease for our office and lab space in Aurora, Colorado, effective May 2019, that expires in April 2024.

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

Future minimum payments under our operating, finance and capital leases as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases	Capital Leases
Years Ending December 31,	(in thousands)
2019	$1,107	$934	$540
2020	1,666	962	234
2021	1,555	991	29
2022	1,337	1,020	—
2023	1,375	1,051	—
Thereafter	3,122	11,458	—
Total minimum payments	$10,162	$16,416	$803
Less: amount representing interest			65
Present value of capital lease obligations			738
Less: current portion			490
Capital lease obligation, net of current portion			$248

The maturities of lease liabilities under our operating and finance leases as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
Periods Ending December 31,	(in thousands)
Remaining 2019	$1,248	$272
2020	2,867	236
2021	2,740	30
2022	2,611	—
2023	2,685	—
Thereafter	14,477	—
Total lease payments	$26,628	$538
Less: amount representing interest	(10,748)	(35)
Present value of lease liabilities	$15,880	$503

Balance as of June 30, 2019
Other current liabilities	$961	$362
Operating lease liabilities	14,919	—
Other long-term liabilities	—	141
Total	$15,880	$503

The components of lease cost were as follows:

	June 30, 2019
	Three Months Ended	Six Months Ended
	(in thousands)
Operating lease cost:
Operating lease cost	$649	$1,374
Short-term lease cost	200	395
Total operating lease cost	$849	$1,769
Finance lease cost:
Amortization expense	$84	$167
Interest on lease liabilities	14	31
Total finance lease cost	$98	$198

Rent expense under operating leases for the three and six months ended June 30, 2018 was $0.5 million and $1.0 million respectively.

Other information related to leases was as follows:

Six Months Ended
June 30, 2019
(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,098
Operating cash flows for finance leases	31
Financing cash flows for finance leases	235

Operating lease assets obtained in exchange for lease obligations:	$838

Weighted Average Remaining Lease Term
Operating Leases	10.7 years
Finance Leases	0.9 years
Weighted Average Discount Rate
Operating leases	10.4%
Finance leases	9.5%

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

The following table presents the activity for our ARO liabilities:

ARO Liability (in thousands)
Balance as of December 31, 2018	$717
Accretion expense	35
Balance as of June 30, 2019	$752

8.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2019 and December 31, 2018, there were no amounts accrued related to contract termination charges.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2019 and December 31, 2018.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2019 and December 31, 2018.

ATM Facility

In February 2019, we entered into a sales agreement (the “ATM Facility”) with Cowen and Company, LLC (“Cowen”), which provides for the sale, in our sole discretion, of shares of our common stock, in the aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility.

During the three and six months ended June 30, 2019, we sold an aggregate of 359,234 shares of common stock under the ATM Facility, at an average price of $22.18 per share, for gross proceeds of $8.0 million and net proceeds of $7.6 million, after deducting commissions and other offering expenses payable by us. As of June 30, 2019, $92.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement and the expiration of the 60-day lock-up period in relation to the underwritten public offering described in Note 10.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years and typically require settlement by the earlier of seven to ten years from the date of grant or the service termination (or, for RSUs granted prior to February 2014, two years following the service termination date). Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of June 30, 2019, a total of 12,135,316 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,241,491 shares were available for future grant and 7,893,825 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of June 30, 2019, 1,223,621 shares of common stock were reserved for issuance under the Inducement Plan, of which 404,172 shares were available for future grant and 819,449 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the six months ended June 30, 2019 and 2018 was $35.17 and $36.69, respectively. As of June 30, 2019, there was $44.6 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of the RSUs outstanding as of June 30, 2019 was $30.8 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,405,460	$26.94
Granted	998,567	$35.17
Forfeited	(346,327)	$29.37
Vested	(526,489)	$23.69
Unvested as of June 30, 2019	1,531,211	$32.87
Vested and unreleased	—
Outstanding as of June 30, 2019	1,531,211	$32.87

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the six months ended June 30, 2019, we settled 528,589 shares underlying RSUs, of which 482,714 shares underlying RSUs were net settled by withholding 210,865 shares. The value of the RSUs withheld was $6.7 million, based on the closing price of our common stock on the settlement date. During the six months ended June 30, 2018, we settled 380,034 shares underlying RSUs, of which 233,836 shares underlying RSUs were net settled by withholding 87,954 shares. The value of the RSUs withheld was $3.4 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	6,276,999	$28.15
Granted	1,750,825	32.47
Exercised	(181,664)	18.13
Forfeited or expired	(554,431)	33.29
Outstanding as of June 30, 2019	7,291,729	$29.04	5.5	$8,693
Vested and expected to vest as of June 30, 2019	7,291,729	$29.04	5.5	$8,693
Exercisable as of June 30, 2019	2,972,192	$24.40	3.5	$5,697

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2019 and the exercise price of outstanding, in-the-money options. As of June 30, 2019, there was $82.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.9 years.

Options for 181,664 and 622,982 shares of our common stock were exercised during the six months ended June 30, 2019 and 2018, with an intrinsic value of $3.3 million and $11.3 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Assumptions:
Expected term (years)	5.9	4.6
Expected volatility	77.0%	73.5%
Risk-free interest rate	2.3%	2.6%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$21.82	$22.79
Options granted	1,750,825	1,578,750
Total estimated grant date fair value	$38,203,000	$35,980,000

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase Plan (“2014 ESPP”) allows eligible employees to purchase our common stock at 85% of the lower of its fair market value at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year. The Company recorded $0.5 million and $0.2 million of expense related to the 2014 ESPP in the six months ended June 30, 2019 and 2018, respectively. 74,439 and 77,100 shares were purchased under the 2014 ESPP during the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there was $1.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2020.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of June 30, 2019, there were 1,355,973 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance as of June 30, 2019:

Total Shares Reserved
2014 Equity Incentive Plan	12,135,316
2018 Inducement Plan	1,223,621
2014 Employee Stock Purchase Plan	1,067,575
Options granted outside the equity plans	109,666
Total reserved shares of common stock	14,536,178

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$6,672	$3,384	$12,737	$6,316
General and administrative	8,529	4,614	14,733	8,697
Total stock-based compensation expense	$15,201	$7,998	$27,470	$15,013

10.	Subsequent Events

In July 2019, we issued and sold 6,871,727 shares of common stock at an offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at a public offering price of $15.2799 per warrant in an underwritten public offering pursuant to a shelf registration statement on Form S-3. We have granted the underwriters an option to purchase up to 1,472,512 additional shares of our common stock at an offering price of $15.28, less underwriting discounts and commissions. This option has not been exercised by the underwriters and expires 30 days from July 18, 2019. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires in seven years from the date of issuance. The gross proceeds from this public offering were $150.0 million, resulting in aggregate net proceeds of approximately $140.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Based on our discussions with the U.S. Food and Drug Administration, or FDA, we plan to initiate a tab-cel® biologics license application, or BLA, submission for patients with EBV+ PTLD in the second half of 2020. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who have failed rituximab or rituximab plus chemotherapy in the U.S. in 2018.

The initiation of our BLA submission is now planned to occur prior to our submission of an EU conditional marketing authorization, or CMA, application. We remain in discussions with the European Medicines Agency, or EMA, and the outcome of these discussions will determine the timing of the tab-cel® CMA application for patients with EBV+ PTLD.

We have combined the two ongoing tab-cel® Phase 3 clinical studies (MATCH and ALLELE) into a single study (ALLELE) that now consists of a hematopoietic cell transplants, or HCT, cohort for EBV+ PTLD patients who have failed rituximab and a single solid organ transplant, or SOT, cohort for EBV+ PTLD patients who have failed rituximab with both chemotherapy and non-chemotherapy prior treatment experience. As part of the amended ALLELE protocol, we plan to conduct an interim analysis prior to initiating the BLA submission.

Our Phase 1/2 study of tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC is currently enrolling. In addition, we expect to initiate a Phase 2 multi-cohort study including patients with other EBV+ cancers in the second half of 2020. Based on our market research, we estimate the incidence during 2018 of NPC in the U.S., United Kingdom, France, Italy and Spain was collectively approximately 3,800 patients and approximately 71,000 patients in East Asia. Our study is designed to address a sub-population of the total incidence of this disease.

ATA188 and ATA190 for Multiple Sclerosis

Atara is also developing T-cell immunotherapies targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS (ATA188 and ATA190). In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with progressive MS, or PMS, and patients are currently being enrolled in the U.S. and Australia. We presented initial safety results from this study in June 2019 and expect to present initial efficacy and additional safety results in the second half of 2019. Initial safety results as of April 8, 2019 showed that the first three ATA188 dose cohorts were well tolerated with no dose-limiting toxicities and no grade ≥3 treatment-related, treatment-emergent adverse events. A randomized, double-blind, placebo-controlled Phase 1b part of this study using the recommended Phase 2 dose, or RP2D, is planned following completion of the open-label, dose-escalation period. Further, we plan to initiate a randomized study of autologous ATA190 in PMS patients in the second half of 2019.

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

In June 2019, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, our collaborators at MSK presented Phase 1 clinical results demonstrating that their regionally-delivered mesothelin-targeted, autologous CAR T cells were well tolerated and showed encouraging anti-tumor activity in combination with pembrolizumab, a PD-1 checkpoint inhibitor. The results further support our planned development of a next-generation, mesothelin-targeted CAR T immunotherapy using MSK’s novel 1XX CAR signaling domain and PD-1 dominant negative receptor, or DNR, checkpoint inhibition technologies for patients with mesothelin-associated solid tumors. We have prioritized our mesothelin-targeted next-generation CAR T program, with an IND planned for autologous ATA2271 in advanced mesothelioma in 2020.

Additional Pipeline

In addition to the core programs described above, we also have a diverse pipeline of other programs including ATA621 directed against the BK and JC viruses, ATA368 for patients with human papillomavirus, or HPV, associated cancers and ATA520 for patients with Wilms Tumor 1, or WT1, associated cancers.

Manufacturing

In June 2018, we opened our dedicated and expandable Atara T-cell Operations and Manufacturing facility, or ATOM, in Thousand Oaks, California. ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development. The research and development and process and analytical development labs at ATOM are currently supporting preclinical development activities. ATOM is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical operations are complete. Commercial production qualification activities for ATOM are nearing completion and, together with our contracted manufacturing partner, are aligned with our planned commercial strategy.

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

Our net losses were $140.6 million and $92.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $667.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2019, our cash, cash equivalents and short-term investments totaled $190.1 million, which we intend to use to fund our operations. In July 2019, we completed an underwritten public offering of shares of common stock and pre-funded warrants and received aggregate net proceeds of approximately $140.6 million

Revenues

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

We plan to increase our research and development expenses as we continue the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical studies of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing development of ATA190 and ATA188 in progressive MS;
•	continuing to develop our product candidates in additional indications, including tab-cel® for NPC and EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019 to our critical accounting policies and significant judgments and estimates, as disclosed in Note 2 to our condensed consolidated financial statements, there have been no significant changes during the six months ended June 30, 2019 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$11,252	$8,089	$3,163	$22,891	$17,134	$5,757
ATA188, ATA190 and other program expenses	9,102	6,855	2,247	15,208	11,179	4,029
Employee and overhead expenses	31,897	18,443	13,454	62,820	33,534	29,286
Total research and development expenses	$52,251	$33,387	$18,864	$100,919	$61,847	$39,072

Tab-cel® expenses were $11.3 million and $22.9 million in the three and six-month periods ended June 30, 2019, respectively, as compared to $8.1 million and $17.1 million in the comparative 2018 periods. The increases in 2019 were primarily due to higher clinical study, manufacturing and outside service costs related to the two Phase 3 clinical studies of tab-cel® in patients with EBV+ PTLD who have failed rituximab, which were initiated in December 2017 and the Phase 2 NPC study that was initiated in the fourth quarter of 2018. We anticipate that tab-cel® expenses will continue to increase in the second half of 2019, as compared to the six months ended June 30, 2019, due to increased clinical trial and manufacturing activities.

ATA188, ATA190 and other program expenses were $9.1 million and $15.2 million in the three and six-month periods ended June 30, 2019, respectively, as compared to $6.9 million and $11.2 million in the comparative 2018 periods. The increases in 2019 were primarily related to increased clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with progressive MS and startup activities for ATA190 clinical program. As compared to the six months ended June 30, 2019, we anticipate that ATA188, ATA190 and other program expenses will increase for the remainder of 2019 primarily due to increased activities related to our recently licensed CAR T programs.

Employee and overhead expenses were $31.9 million and $62.8 million in the three and six-month periods ended June 30, 2019, respectively, as compared to $18.4 million and $33.5 million in the comparative 2018 periods. The increases were primarily due to higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. For the three months ended June 30, 2019, payroll and related costs increased by $8.9 million, facility-related costs increased by $3.2 million and professional services costs increased by $1.4 million. For the six months ended June 30, 2019, payroll and related costs increased by $18.7 million, facility-related costs increased by $7.4 million and professional services costs increased by $3.2 million. We anticipate that employee and overhead costs will continue to increase in future periods as we continue to expand such activities.

General and administrative expenses

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$23,284	$19,236	$4,048	$42,507	$33,228	$9,279

General and administrative expenses increased to $23.3 million and $42.5 million in the three and six-month periods ended June 30, 2019, respectively, as compared to $19.2 million and $33.2 million in the comparative 2018 periods. The increases in 2019 were primarily due to increases in compensation-related costs driven by increased headcount. We expect that general and administrative expenses will continue to increase in 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

In February 2019, we entered into a sales agreement, or the ATM Facility, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, and are registered under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. During the six months ended June 30, 2019, we sold an aggregate of 359,234 shares of common stock under the ATM Facility, at an average price of $22.18 per share, for gross proceeds of $8.0 million and net proceeds of $7.6 million, after deducting commissions and other offering expenses payable by us. As of June 30, 2019, $92.0 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement and the expiration of the 60-day lock-up period in relation to the underwritten public offering described below.

In July 2019, we completed an underwritten public offering of 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at a public offering price of $15.2799 per warrant. We have granted the underwriters an option to purchase up to 1,472,512 additional shares of our common stock at an offering price of $15.28, less underwriting discounts and commissions. This option has not been exercised by the underwriters and expires 30 days from July 18, 2019. We received aggregate net proceeds of approximately $140.6 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have incurred losses and negative cash flows from operations in each year since inception. As of June 30, 2019, we had an accumulated deficit of $667.6 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including by utilizing our ATM Facility. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2019, together with the net proceeds from the underwritten public offering in July 2019, will be sufficient to fund our planned operations into 2021.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$59,159	$60,698
Short-term investments	130,976	248,933
Total cash, cash equivalents and short-term investments	$190,135	$309,631

Cash Flows

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(124,789)	$(74,256)
Investing activities	117,849	(253,794)
Financing activities	5,401	352,030
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,539)	$23,980

Operating activities

Net cash used in operating activities was $124.8 million in the 2019 period as compared to $74.3 million in the 2018 period. The increase of $50.5 million was primarily due to a $48.3 million increase in net loss and a $17.0 million increase in net operating assets, partially offset by a $12.5 million increase in stock-based compensation and a $2.3 million increase in depreciation and amortization expense.

Investing activities

Net cash provided by investing activities in the 2019 period consisted primarily of $136.9 million received from maturities and sales of available-for-sale securities, partially offset by $17.6 million used to purchase available-for-sale securities and $1.5 million in purchases of property and equipment. Net cash used in investing activities in the 2018 period consisted primarily of $357.6 million used to purchase available-for-sale securities and $27.3 million in purchases of property and equipment, partially offset by $131.1 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the 2019 period consisted primarily of $7.6 million of net proceeds from the ATM Facility and $4.7 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the 2018 period consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from the ATM facility and $14.9 million of net proceeds from employee stock transactions, partially offset by $3.4 million of taxes paid related to the net share settlement of restricted stock and $0.3 million on principal payments on our capital lease obligation.

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

We expect that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the underwritten public offering in July 2019, will be sufficient to fund our planned operations into 2021. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

In May 2019, we entered into a new lease agreement for our approximately 8,400 square feet of office and lab space in Aurora, Colorado. The term of this lease expires in April 2024. The contractual obligations during the lease term are $1.1 million in aggregate.

Aggregate future minimum commitments for our leases as of June 30, 2019 are as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$26,628	$1,248	$5,607	$5,296	$14,477
Finance lease obligations	538	272	266	—	—
Total contractual obligations	$27,166	$1,520	$5,873	$5,296	$14,477

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

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2019, we reported a net loss of $140.6 million and we had an accumulated deficit of $667.6 million as of June 30, 2019.

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

We believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the underwritten public offering in July 2019, will be sufficient to fund our planned operations into 2021. As of June 30, 2019, we had total cash, cash equivalents and short-term investments of $190.1 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

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

We do not have any products that have gained regulatory approval. Currently, our clinical-stage product candidates include tab‑cel®, ATA188 and ATA190. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, submit a filing on the basis of interim data from a subset of the required patients or submit a filing on the basis of the final data. A filing based on interim data would impact the required ORR.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of tab-cel® and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a small patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our T-cell immunotherapy product candidates are manufactured from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell lines, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell line for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

In June 2018, we opened our Atara T-cell Operations and Manufacturing, or ATOM, facility in Thousand Oaks, California. The research and development and process and analytical development labs are operationally supporting preclinical development activities. The facility commissioning and qualification activities required to support ATOM production were completed in 2018. Product-specific qualification to support clinical production is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for the new facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth.

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

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMO. For example, we generated and evaluated data from new material manufactured by our CMO and identified certain assays that need refinement prior to initiating the Phase 3 studies of tab-cel®. We have generated comparability data from the clinical material produced by our CMO using our refined assays and believe this data supports the demonstration of comparability, and we recently initiated the Phase 3 studies in the U.S. following discussions with FDA.

If we are not able to successfully transfer and produce comparable product candidates, our ability to further develop and manufacture our product candidates may be negatively impacted.

While the addition of the ATOM facility provides us with future flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability assessments for these materials, further clinical development of our product candidate could be substantially delayed and we would incur substantial additional expenses.

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

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Texas U.S. District Court Judge, as well as the presidential administration and the CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, but the presidential administration has indicated that it plans to file a brief in support of the Texas U.S. District Court decision. In July 2019, a panel of federal judges in the U.S. Court of Appeals for the Fifth Circuit is hearing oral arguments in this case. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the Affordable Care Act. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which is conducting a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets five viruses including EBV and Tessa Therapeutics Pte Ltd., or Tessa, which is conducting a Phase 1 clinical study of MABEL CTLs, an off-the-shelf, allogeneic T-cell therapy in relapsed/refractory EBV+ lymphomas.

Competition in the MS market is high with at least seventeen therapies, including three generics, approved for the treatment of relapsing-remitting multiple sclerosis, or RRMS, in the U.S. and EU. There are many competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono were approved for the treatment of relapsing forms of MS in the U.S. There are numerous development candidates in Phase 3 studies for RRMS including Novartis’ anti-CD20 monoclonal antibody ofatumumab; TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod. There are also several therapeutic candidates awaiting FDA and/or EMA regulatory approval including Biogen’s diroximel fumarate (trade name - Vumerity, a next-generation oral fumarate) and Celgene’s ozanimod, an S1PR1 and S1PR5 agonist.

Six therapies have been approved for the treatment of progressive MS. Ocrevus® is approved in the U.S. and EU for the treatment of primary progressive MS, or PPMS. Extavia® (marketed by Novartis) and Betaseron® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS, or SPMS. Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono, were most recently approved for the treatment of active SPMS in the U.S. Prior to the approvals of Mayzent and Mavenclad in 2019, there was only one drug (mitoxantrone) approved to treat SPMS in the U.S., which is now generic.

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

We are at any early stage of establishing an organization that will be responsible for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2019, we had 367 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability. For example, The Tax Act was enacted in the U.S. on December 22, 2017. Given our valuation allowance position, The Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets. The Tax Act among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We completed an evaluation of the overall impact of The Tax Act on our effective tax rate and balance sheet through December 31, 2018 and have reflected the amounts in our financial statements. The Tax Act may have significant impacts in future periods and our business and financial condition could be adversely affected. The future impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2018 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of our July 2019 financing and future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2017 through June 30, 2019, the reported sale price of our common stock has fluctuated between $11.80 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

10.1*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	001-36548	10.1	5/28/2019

10.2*	Form of Executive Employment Agreement.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Schema Document					X

101.CAL	XBRL Calculation Linkbase Document					X

101.LAB	XBRL Labels Linkbase Document					X

101.PRE	XBRL Presentation Linkbase Document					X

101.DEF	XBRL Definition Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.					X

*	Indicates management contract or compensatory plan or arrangement.

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

ATARA BIOTHERAPEUTICS, INC.
Date: August 8, 2019

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)