Form 10-Q
period 2019-09-30
Atara Biotherapeutics, Inc.
filed 2019-11-07
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the Registrant’s Common Stock as of October 31, 2019 was 54,150,553 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$94,431	$60,698
Short-term investments	188,491	248,933
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	10,302	11,664
Total current assets	293,418	321,489
Property and equipment, net	55,697	68,576
Operating lease assets	14,204	—
Restricted cash - long-term	1,200	1,200
Other assets	266	574
Total assets	$364,785	$391,839

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,155	$3,719
Accrued compensation	12,897	10,636
Accrued research and development expenses	6,172	19,210
Other current liabilities	6,482	6,414
Total current liabilities	30,706	39,979
Operating lease liabilities - long-term	14,532	—
Other long-term liabilities	1,105	13,003
Total liabilities	46,343	52,982

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 54,125 and 45,951 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	1,057,669	866,541
Accumulated other comprehensive income (loss)	233	(340)
Accumulated deficit	(739,465)	(527,349)
Total stockholders’ equity	318,442	338,857
Total liabilities and stockholders’ equity	$364,785	$391,839

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$53,538	$43,355	$154,457	$105,202
General and administrative	19,018	16,865	61,525	50,093
Total operating expenses	72,556	60,220	215,982	155,295
Loss from operations	(72,556)	(60,220)	(215,982)	(155,295)
Interest and other income, net	661	1,859	3,502	4,611
Loss before provision for income taxes	(71,895)	(58,361)	(212,480)	(150,684)
Provision for income taxes	—	—	—	3
Net loss	$(71,895)	$(58,361)	$(212,480)	$(150,687)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	60	56	573	(298)
Comprehensive loss	$(71,835)	$(58,305)	$(211,907)	$(150,985)
Net loss per common share:
Basic and diluted net loss per common share	$(1.31)	$(1.29)	$(4.32)	$(3.49)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	54,920	45,406	49,176	43,148

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2019	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	5	877,133	38	(593,242)	283,934
Issuance of common stock through ATM Facility, net of commissions and offering costs of $338	359	—	7,630	—	—	7,630
RSU settlements, net of shares withheld	120	—	(2,095)	—	—	(2,095)
Issuance of common stock pursuant to employee stock awards	97	—	1,802	—	—	1,802
Stock-based compensation expense	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(74,328)	(74,328)
Unrealized gain on available-for-sale securities	—	—	—	135	—	135
Balance as of June 30, 2019	46,883	5	899,671	173	(667,570)	232,279
Issuance of common stock and pre-funded warrants through underwritten offerings, net of offering costs of $288	6,872	—	140,711	—	—	140,711
Issuance of common stock through ATM Facility, net of commissions and offering costs of $155	327	—	5,000	—	—	5,000
RSU settlements, net of shares withheld	32	—	(25)	—	—	(25)
Issuance of common stock pursuant to employee stock awards	11	—	160	—	—	160
Stock-based compensation expense	—	—	12,152	—	—	12,152
Net loss	—	—	—	—	(71,895)	(71,895)
Unrealized gain on available-for-sale securities	—	—	—	60	—	60
Balance as of September 30, 2019	$54,125	$5	$1,057,669	$233	$(739,465)	$318,442

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2018	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2017	30,730	$3	$474,662	$(151)	$(296,650)	$177,864
Issuance of common stock through underwritten offerings, net of offering costs of $526	12,604	1	293,288	—	—	293,289
RSU settlements, net of shares withheld	250	—	(3,363)	—	—	(3,363)
Issuance of common stock pursuant to employee stock awards	309	—	6,196	—	—	6,196
Stock-based compensation expense	—	—	7,014	—	—	7,014
Net loss	—	—	—	—	(41,443)	(41,443)
Unrealized loss on available-for-sale securities	—	—	—	(373)	—	(373)
Balance as of March 31, 2018	43,893	4	777,797	(524)	(338,093)	439,184
Issuance of common stock through ATM Facility, net of commissions and offering costs of $1,310	1,008	1	47,586	—	—	47,587
RSU settlements, net of shares withheld	42	—	(67)	—	—	(67)
Issuance of common stock pursuant to employee stock awards	391	—	8,661	—	—	8,661
Stock-based compensation expense	—	—	7,998	—	—	7,998
Net loss	—	—	—	—	(50,883)	(50,883)
Unrealized gain on available-for-sale securities	—	—	—	19	—	19
Balance as of June 30, 2018	45,334	5	841,975	(505)	(388,976)	452,499
RSU settlements, net of shares withheld	153	—	(4,063)	—	—	(4,063)
Issuance of common stock pursuant to employee stock awards	158	—	3,671	—	—	3,671
Stock-based compensation expense	—	—	9,252	—	—	9,252
Net loss	—	—	—	—	(58,361)	(58,361)
Unrealized gain on available-for-sale securities	—	—	—	56	—	56
Balance as of September 30, 2018	45,645	$5	$850,835	$(449)	$(447,337)	$403,054

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(212,480)	$(150,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,622	24,264
Depreciation and amortization expense	5,174	2,254
Accretion of investment discounts	(1,177)	(1,339)
Loss on disposals of property and equipment	927	—
Non-cash operating lease expense	768	—
Non-cash interest expense	—	211
Asset retirement obligation accretion expense	53	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,204	(2,339)
Operating lease assets	238	—
Other assets	308	(225)
Accounts payable	1,527	116
Accrued compensation	2,261	3,408
Accrued research and development expenses	(13,038)	(203)
Other current liabilities	(1,836)	2,063
Operating lease liabilities	(487)	—
Other long-term liabilities	—	92
Net cash used in operating activities	(176,936)	(122,353)
Investing activities
Purchases of short-term investments	(147,187)	(402,621)
Proceeds from maturities and sales of short-term investments	209,379	192,020
Purchases of property and equipment	(3,021)	(31,756)
Proceeds from sale of property and equipment	161	—
Net cash provided by (used in) investing activities	59,332	(242,357)
Financing activities
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net	140,888	293,290
Proceeds from issuance of common stock through ATM facility, net	12,630	47,586
Proceeds from employee stock awards	4,859	18,528
Taxes paid related to net share settlement of restricted stock units	(6,695)	(7,493)
Principal payments on finance and capital lease obligations	(345)	(396)
Net cash provided by financing activities	151,337	351,515
Increase (decrease) in cash, cash equivalents and restricted cash	33,733	(13,195)
Cash, cash equivalents and restricted cash at beginning of period	62,092	80,617
Cash, cash equivalents and restricted cash at end of period	$95,825	$67,422
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$699	$3,973
Capitalized lease obligations	$—	$441
Property & equipment acquired under capital leases	$—	$191
Asset retirement cost	$—	$88
Interest capitalized during construction period for build-to-suit lease transaction	$—	$77
Supplemental cash flow disclosure
Cash paid for interest	$43	$110

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) program.

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

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of September 30, 2019, we had an accumulated deficit of $739.5 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. Management expects that our cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2021.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of any Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was clarified and amended by the issuances of ASUs 2018-19, 2019-04 and 2019-05 in November 2018, April 2019 and May 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The guidance also establishes a new impairment model for available-for-sale debt securities. We will adopt the new standard and the related amendments on the effective date of January 1, 2020. We do not expect the adoption to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for fiscal years and interim periods within those fiscal years for the Company on January 1, 2020. We are currently assessing the potential effect the new standard will have on our consolidated financial statements.

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

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of $14.3 million and $15.3 million, respectively, as of January 1, 2019. This was partially offset by de-recognition of the build-to-suit asset and corresponding lease obligation of $10.3 million for our Thousand Oaks manufacturing facility lease, as we did not control the building during the construction period (see Note 7). The cumulative effect adjustment to the opening balance of accumulated deficit was a decrease of $0.4 million. The standard did not have a significant impact on our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for the three and nine months ended September 30, 2019 and 2018.

3.	Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net loss per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net loss per common share when their effect is dilutive.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of September 30,
	2019	2018
Unvested RSUs	2,001,218	1,431,891
Vested and unvested options	7,364,588	6,332,199
ESPP share purchase rights	75,893	23,509
Total	9,441,699	7,787,599

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$43,210	$—	$—	$43,210
U.S. Treasury obligations	Level 2	117,946	38	—	117,984
Government agency obligations	Level 2	4,524	2	(1)	4,525
Corporate debt obligations	Level 2	70,385	190	(1)	70,574
Commercial paper	Level 2	36,522	—	—	36,522
Asset-backed securities	Level 2	7,341	5	—	7,346
Certificate of deposit	Level 2	500	—	—	500
Total available-for-sale securities		280,428	235	(2)	280,661
Less: amounts classified as cash equivalents		(92,167)	(3)	—	(92,170)
Amounts classified as short-term investments		$188,261	$232	$(2)	$188,491

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,708	$—	$—	$38,708
U.S. Treasury obligations	Level 2	111,164	4	(80)	111,088
Government agency obligations	Level 2	15,206	1	(32)	15,175
Corporate debt obligations	Level 2	121,017	15	(217)	120,815
Commercial paper	Level 2	12,935	—	—	12,935
Asset-backed securities	Level 2	11,894	—	(31)	11,863
Total available-for-sale securities		310,924	20	(360)	310,584
Less: amounts classified as cash equivalents		(61,651)	—	—	(61,651)
Amounts classified as short-term investments		$249,273	$20	$(360)	$248,933

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2019		As of December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$246,860	$246,976	$287,755	$287,469
Maturing in one to five years	33,568	33,685	23,169	23,115
Total available-for-sale securities	$280,428	$280,661	$310,924	$310,584

As of September 30, 2019, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. During the three and nine months ended September 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2019 and December 31, 2018, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$94,431	$60,698
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$95,825	$62,092

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$49,028	$47,609
Build-to-suit asset (see Note 7)	—	10,686
Construction in progress	1,868	4,682
Computer equipment and software	3,323	3,049
Lab equipment	5,801	3,019
Machinery and equipment	3,890	2,980
Furniture and fixtures	1,674	1,628
Property and equipment, gross	65,584	73,653
Accumulated depreciation and amortization	(9,887)	(5,077)
Property and equipment, net	$55,697	$68,576

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for equipment held at our facilities. Depreciation and amortization expense was $1.8 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively and $5.2 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated and they were further amended and restated in August 2019. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss in the third quarter of 2016. We exercised this option in June 2018. The amended and restated license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of September 30, 2019 and December 31, 2018, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement - In August 2015, Atara entered into a Development and Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”). The Manufacturing Agreement was amended in December 2017 to provide for additional rights for Atara in relation to the conduct of the services and amended again in May 2018, November 2018 and June 2019 to modify certain financial and other provisions with respect to manufacturing services. Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain Atara product candidates.

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

Future minimum payments under our operating, finance and capital leases as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases	Capital Leases
Years Ending December 31,	(in thousands)
2019	$1,107	$934	$540
2020	1,666	962	234
2021	1,555	991	29
2022	1,337	1,020	—
2023	1,375	1,051	—
Thereafter	3,122	11,458	—
Total minimum payments	$10,162	$16,416	$803
Less: amount representing interest			(65)
Present value of capital lease obligations			738
Less: current portion			(490)
Capital lease obligation, net of current portion			$248

The maturities of lease liabilities under our operating and finance leases as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases
Periods Ending December 31,	(in thousands)
Remaining 2019	$650	$151
2020	2,867	236
2021	2,740	30
2022	2,611	—
2023	2,685	—
Thereafter	14,477	—
Total lease payments	$26,030	$417
Less: amount representing interest	(10,338)	(24)
Present value of lease liabilities	$15,692	$393

Balance as of September 30, 2019
Other current liabilities	$1,160	$308
Operating lease liabilities	14,532	—
Other long-term liabilities	—	85
Total	$15,692	$393

The components of lease cost were as follows:

	September 30, 2019
	Three Months Ended	Nine Months Ended
	(in thousands)
Operating lease cost:
Operating lease cost	$602	$1,976
Short-term lease cost	188	583
Total operating lease cost	$790	$2,559
Finance lease cost:
Amortization expense	83	$250
Interest on lease liabilities	12	43
Total finance lease cost	$95	$293

Rent expense under operating leases for the three and nine months ended September 30, 2018 was $0.6 million and $1.6 million respectively.

Other information related to leases was as follows:

Nine Months Ended
September 30, 2019
(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,696
Operating cash flows for finance leases	43
Financing cash flows for finance leases	345

Operating lease assets obtained in exchange for lease obligations:	$838

Weighted Average Remaining Lease Term
Operating leases	10.5 years
Finance leases	1.1 years
Weighted Average Discount Rate
Operating leases	10.4%
Finance leases	9.9%

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

The following table presents the activity for our ARO liabilities:

ARO Liability (in thousands)
Balance as of December 31, 2018	$717
Accretion expense	53
Balance as of September 30, 2019	$770

8.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2019 and December 31, 2018, there were no amounts accrued related to contract termination charges.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2019 and December 31, 2018.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2019 and December 31, 2018.

Equity Offering

On July 18, 2019, we issued and sold 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at an offering price of $15.2799 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. We granted the underwriters an option to purchase additional shares of our common stock at a public offering price of $15.28, less underwriting discounts and commissions. This option was not exercised by the underwriters and expired in August 2019. The gross proceeds from this public offering were $150.0 million, resulting in aggregate net proceeds of $140.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2019, none of the pre-funded warrants have been exercised.

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

During the three months ended September 30, 2019, we sold an aggregate of 326,897 shares of common stock under the ATM Facility, at an average price of $15.77 per share, for gross proceeds of $5.1 million and net proceeds of $5.0 million, after deducting commissions payable by us. For the nine months ended September 30, 2019, we sold an aggregate of 686,131 shares of common stock under the ATM Facility, at an average price of $19.13 per share, for gross proceeds of $13.1 million and net proceeds of $12.6 million, after deducting commissions and other offering expenses payable by us. As of September 30, 2019, $86.9 million of common stock remained available to be sold under this facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years. Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of September 30, 2019, a total of 12,101,764 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,631,948 shares were available for future grant and 8,469,816 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of September 30, 2019, 1,213,760 shares of common stock were reserved for issuance under the Inducement Plan, of which 427,436 shares were available for future grant and 786,324 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the nine months ended September 30, 2019 and 2018 was $27.04 and $34.61, respectively. As of September 30, 2019, there was $45.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of the RSUs outstanding as of September 30, 2019 was $28.3 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,405,460	$26.94
Granted	1,591,888	$27.04
Forfeited	(435,266)	$30.16
Vested	(560,864)	$23.89
Outstanding as of September 30, 2019	2,001,218	$27.17

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During the nine months ended September 30, 2019, we settled 562,964 shares underlying RSUs, of which 488,964 shares underlying RSUs were net settled by withholding 212,879 shares. The value of the RSUs withheld was $6.7 million, based on the closing price of our common stock on the settlement date. During the nine months ended September 30, 2018, we settled 634,851 shares underlying RSUs, of which 439,986 shares underlying RSUs were net settled by withholding 189,951 shares. The value of the RSUs withheld was $7.5 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	6,276,999	$28.15
Granted	2,100,225	29.86
Exercised	(192,716)	17.92
Forfeited or expired	(819,920)	31.74
Outstanding as of September 30, 2019	7,364,588	$28.51	5.5	$968
Vested and expected to vest as of September 30, 2019	7,364,588	$28.51	5.5	$968
Exercisable as of September 30, 2019	3,284,621	$25.52	3.5	$820

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2019 and the exercise price of outstanding, in-the-money options. As of September 30, 2019, there was $75.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Options for 192,716 and 781,191 shares of our common stock were exercised during the nine months ended September 30, 2019 and 2018, with an intrinsic value of $3.4 million and $13.9 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model, and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Assumptions:
Expected term (years)	5.9	4.6
Expected volatility	76.6%	73.4%
Risk-free interest rate	2.2%	2.7%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$20.03	$22.86
Options granted	2,100,225	2,633,950
Total estimated grant date fair value	$42,068,000	$60,212,000

Employee Stock Purchase Plan

Our 2014 Employee Stock Purchase Plan (“2014 ESPP”) allows eligible employees to purchase our common stock at 85% of the lower of its fair market value at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year. The Company recorded $0.9 million and $0.5 million of expense related to the 2014 ESPP in the nine months ended September 30, 2019 and 2018, respectively. 74,439 and 77,100 shares were purchased under the 2014 ESPP during the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was $0.8 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of the second quarter of 2020.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of September 30, 2019, there were 1,355,973 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2019:

Total Shares Reserved
2014 Equity Incentive Plan	12,101,764
2018 Inducement Plan	1,213,760
2014 Employee Stock Purchase Plan	1,067,575
Options granted outside the equity plans	109,666
Total reserved shares of common stock	14,492,765

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$7,003	$4,682	$19,740	$10,997
General and administrative	5,149	4,570	19,882	13,267
Total stock-based compensation expense	$12,152	$9,252	$39,622	$24,264

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disease, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of progressive multiple sclerosis;
•	ATA2271/ATA3271: CAR T immunotherapy targeting mesothelin, with autologous (ATA2271) to allogeneic (ATA3271) development planned; and
•	ATA3219: Allogeneic CAR T targeting CD19 as proof-of-concept for our next generation technologies and EBV T-cell CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. For tab-cel®, we utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow our cells to be administered without the pre-treatment that is required for some therapies and to reduce monitoring following administration. In addition, Atara T-cell Operations and Manufacturing facility, or ATOM, is capable of producing multiple types of therapies and Atara MatchMe™, our proprietary, web-based, off-the-shelf delivery solution, will serve as a portal for order input, tracking, execution of our cell selection algorithm, product shipment and tracking.

We have entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center, or MSK, the Council of the Queensland Institute of Medical Research, or QIMR Berghofer, and H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, to acquire rights to novel and proprietary technologies.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

Pipeline

Tab-cel®

Atara’s most advanced T-cell immunotherapy, tab-cel®, is in Phase 3 development for patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors, including nasopharyngeal carcinoma, or NPC. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2018.

We plan to initiate a tab-cel® biologics license application, or BLA, submission for patients with EBV+ PTLD in the second half of 2020. The initiation of our BLA submission is planned to occur prior to our submission of an EU conditional marketing authorization, or CMA, application. We remain in discussions with the European Medicines Agency, or EMA, and the outcome of these discussions will determine the timing of the tab-cel® CMA application for patients with EBV+ PTLD.

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

ATA188

Atara is also developing ATA188, a T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS. In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with progressive MS, or PMS. Enrollment for the fourth and final Phase 1 dose escalation cohort was recently completed and we presented initial efficacy and updated safety results from this study in September 2019. These results were based on data as of July 29, 2019, and showed that across four planned dose cohorts, ATA188 was well tolerated in PMS patients, with no evidence of cytokine release syndrome, graft versus host disease or dose-limiting toxicities. Following a six-month assessment of patients in cohort 3 of this study, we have selected this cohort 3 dose to initiate the randomized, double-blind, placebo-controlled Phase 1b part of this study. We expect to present additional efficacy and safety results from the Phase 1a part of this study in 2020.

We plan to focus our clinical program in PMS on ATA188. At this time, we do not plan to initiate a randomized study of autologous ATA190 in PMS and will evaluate strategic options for this program.

ATA2271/ATA3271 and ATA3219 CAR T Programs

Atara’s pipeline also includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, autoimmune and viral diseases, including ATA2271 and ATA3271 targeting mesothelin, which are partnered with MSK, and an internal allogeneic CD19 program, ATA3219, for patients with B-cell lymphomas.

We have prioritized our mesothelin-targeted next-generation CAR T program, ATA2271, which is partnered with MSK. In June 2019, at the American Society of Clinical Oncology, or ASCO, Annual Meeting, our collaborators at MSK presented Phase 1 clinical results demonstrating that their regionally-delivered mesothelin-targeted, autologous CAR T cells were well tolerated and showed encouraging anti-tumor activity in combination with pembrolizumab, a PD-1 checkpoint inhibitor. The results further support our planned development of a next-generation, mesothelin-targeted CAR T immunotherapy using MSK’s novel 1XX CAR signaling domain and PD-1 dominant negative receptor, or DNR, checkpoint inhibition technologies for patients with mesothelin-associated solid tumors. An IND for this program in an autologous setting is planned in 2020. In parallel, we are conducting preclinical work on an allogeneic version of this mesothelin CAR T program, ATA3271.

We are also developing ATA3219, an allogeneic CAR T targeting CD19, as proof-of-concept for our next generation technologies and EBV T cell CAR T platform.

Additional Preclinical Programs

In addition to the prioritized programs described above, we have a number of preclinical programs, including ATA2321 for patients with acute myeloid leukemia, or AML, and ATA2431 for patients with B-cell lymphomas, which are partnered with Moffitt.

Manufacturing

In June 2018, we opened our dedicated and expandable Atara T-cell Operations and Manufacturing facility, or ATOM, in Thousand Oaks, California. ATOM has the flexibility to produce multiple T-cell and CAR T immunotherapies and integrates research and process science to enable rapid development. The research and development and process and analytical development labs at ATOM are currently supporting preclinical development activities. ATOM is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical development are complete. Commercial production qualification activities for ATOM are progressing well and, together with our contracted manufacturing partner, are aligned with our planned commercial strategy.

In addition to ATOM, we also work with Cognate Bioservices, Inc., or Cognate, pursuant to a Development and Manufacturing Services Agreement, or Manufacturing Agreement, that we entered into in August 2015 and which was amended in December 2017, May 2018, November 2018 and June 2019. Pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain of our product candidates.

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

Our net losses were $212.5 million and $150.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $739.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2019, our cash, cash equivalents and short-term investments totaled $282.9 million, which we intend to use to fund our operations. In July 2019, we completed an underwritten public offering of shares of common stock and pre-funded warrants and received aggregate net proceeds of $140.7 million.

Revenues

We have never generated revenues and have incurred losses since inception. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products or enter into collaborative agreements with third parties.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical studies of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing development of ATA188 in progressive MS;
•	continuing to develop our product candidates in additional indications, including tab-cel® for NPC and EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

The process of conducting the necessary clinical research to obtain approval from the U.S. Food and Drug Administration, or FDA, and other regulators is costly and time consuming and the successful development of our product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “1A. Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance, commercial and other general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs, including those related to pre-commercial activities; and information technology and facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future if we increase our headcount to support our continued research and development and the potential commercialization of one or more of our product candidates.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, as disclosed in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2019 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$11,115	$12,620	$(1,505)	$34,006	$33,748	$258
ATA188, ATA190, CAR T and other program expenses	8,852	6,068	2,784	24,060	11,753	12,307
Employee and overhead expenses	33,571	24,667	8,904	96,391	59,701	36,690
Total research and development expenses	$53,538	$43,355	$10,183	$154,457	$105,202	$49,255

Tab-cel® expenses were $11.1 million and $34.0 million in the three and nine-month periods ended September 30, 2019, respectively, as compared to $12.6 million and $33.7 million in the comparative 2018 periods. Tab-cel® expenses for the nine-month period ended September 30, 2019 remained consistent with the comparative 2018 period. The decrease in tab-cel® expenses for the three-month period ended September 30, 2019 was primarily due to the higher clinical trial and manufacturing costs related to the ramp up of the related Phase 3 clinical trials in 2018.

ATA188, ATA190, CAR T and other program expenses were $8.9 million and $24.1 million in the three and nine-month periods ended September 30, 2019, respectively, as compared to $6.1 million and $11.8 million in the comparative 2018 periods. The increases in 2019 were primarily related to research and manufacturing process development costs related to our CAR T programs; increased clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with PMS; and the ATA190 program.

Employee and overhead expenses were $33.6 million and $96.4 million in the three and nine-month periods ended September 30, 2019, respectively, as compared to $24.7 million and $59.7 million in the comparative 2018 periods. The increases were primarily due to higher compensation-related costs from increased headcount in support of our continuing expansion of research and development activities. For the three months ended September 30, 2019, payroll and related costs increased by $5.4 million, facility-related costs increased by $1.7 million and professional services costs increased by $1.8 million. For the nine months ended September 30, 2019, payroll and related costs increased by $24.0 million, facility-related costs increased by $9.1 million and professional services costs increased by $3.6 million.

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$19,018	$16,865	$2,153	$61,525	$50,093	$11,432

General and administrative expenses increased to $19.0 million and $61.5 million in the three and nine-month periods ended September 30, 2019, respectively, as compared to $16.9 million and $50.1 million in the comparative 2018 periods. The increases in 2019 were primarily due to increases in compensation-related costs driven by increased headcount.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock.

In February 2019, we entered into a sales agreement, or the ATM Facility, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, and are registered under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the ATM Facility. During the three and nine months ended September 30, 2019, we sold an aggregate of 326,897 and 686,131 shares of common stock under the ATM Facility, respectively, at an average price of $15.77 and $19.13 per share, respectively, for net proceeds of $5.0 million and $12.6 million, respectively, after deducting commissions and other offering expenses payable by us.

In July 2019, we completed an underwritten public offering of 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at a public offering price of $15.2799 per warrant. We received aggregate net proceeds of approximately $140.7 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

We have incurred losses and negative cash flows from operations in each year since inception. As of September 30, 2019, we had an accumulated deficit of $739.5 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including by utilizing our ATM Facility. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2019 will be sufficient to fund our planned operations into 2021.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$94,431	$60,698
Short-term investments	188,491	248,933
Total cash, cash equivalents and short-term investments	$282,922	$309,631

Cash Flows

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(176,936)	$(122,353)
Investing activities	59,332	(242,357)
Financing activities	151,337	351,515
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,733	$(13,195)

Operating activities

Net cash used in operating activities was $176.9 million in the 2019 period as compared to $122.4 million in the 2018 period. The increase of $54.6 million was primarily due to a $61.8 million increase in net loss and a $12.7 million increase in net operating assets, partially offset by a $15.4 million increase in stock-based compensation, a $2.9 million increase in depreciation and amortization expense, and a $0.9 million increase in loss on disposals of property and equipment.

Investing activities

Net cash provided by investing activities in the 2019 period consisted primarily of $209.4 million received from maturities and sales of available-for-sale securities, partially offset by $147.2 million used to purchase available-for-sale securities and $3.0 million in purchases of property and equipment. Net cash used in investing activities in the 2018 period consisted primarily of $402.6 million used to purchase available-for-sale securities and $31.8 million in purchases of property and equipment, partially offset by $192.0 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the 2019 period consisted primarily of $140.9 million of net proceeds received from the underwritten public offering of common stock and pre-funded warrants in July 2019, $12.6 million of net proceeds from the ATM Facility and $4.9 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the 2018 period consisted primarily of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from the ATM facility and $18.5 million of net proceeds from employee stock transactions, partially offset by $7.5 million of taxes paid related to the net share settlement of restricted stock.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2021. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases, as disclosed in Note 7 to our condensed consolidated financial statements. We may also enter into contracts in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice. There have been no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2019, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2019, we reported a net loss of $212.5 million and we had an accumulated deficit of $739.5 million as of September 30, 2019.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2021. As of September 30, 2019, we had total cash, cash equivalents and short-term investments of $282.9 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

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

Concurrently with the license of our existing product candidates, we acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from our partners. Transferring manufacturing processes, testing and associated know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

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

In June 2018, we opened our Atara T-cell Operations and Manufacturing, or ATOM, facility in Thousand Oaks, California. The research and development and process and analytical development labs are operationally supporting preclinical development activities. The facility commissioning and qualification activities required to support ATOM production were completed in 2018. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for the new facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets five viruses including EBV and is planning to initiate several Phase 3 studies in the next year and Tessa Therapeutics Pte Ltd., or Tessa, which is developing an allogeneic CD30-CAR EBV-specific T cell product that is based on an ongoing Phase 1 clinical study of allogeneic EBVSTs in EBV-associated lymphomas (MABEL).

Competition in the MS market is high with at least seventeen therapies, including three generics, approved for the treatment of relapsing-remitting multiple sclerosis, or RRMS, in the U.S. and EU. There are many competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono were approved for the treatment of relapsing forms of MS in the U.S. There are numerous development candidates in Phase 3 studies for RRMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and J&J/Actelion’s next-generation sphingosine 1-phosphate receptor (S1PR) agonist ponesimod. Novartis’ anti-CD20 monoclonal antibody ofatumumab has completed its Phase 3 study and plans to file for regulatory approval in the future. There are also several therapeutic candidates awaiting FDA and/or EMA regulatory approval including Biogen’s diroximel fumarate (trade name - Vumerity, a next-generation oral fumarate) and Celgene’s ozanimod, an S1PR1 and S1PR5 agonist.

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

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future. Several development candidates are being evaluated in Phase 3 studies for progressive forms of MS including primary and secondary progressive MS. These are MedDay’s MD-1003, a concentrated form of biotin, and AB Science’s masitinib, a tyrosine kinase inhibitor. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in patients with non-relapsing secondary progressive MS.

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

As of September 30, 2019, we had 372 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2017 through September 30, 2019, the reported sale price of our common stock has fluctuated between $11.50 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options, the exercise of outstanding warrants, and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36548	4.1	7/22/2019

10.1*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Amended and Restated 2014 Equity Incentive Plan					X

10.2*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2018 Inducement Plan					X

10.3+

Second Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019

X

10.4+	Second Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019					X

10.5+	Amended and Restated Amendment No. 2 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2018					X

10.6+	Amendment No. 3 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated June 28, 2019					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.LAB	Inline XBRL Labels Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document.	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.	X

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.

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
Date: November 7, 2019

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)