Form 10-K
period 2019-12-31
Atara Biotherapeutics, Inc.
filed 2020-02-27
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-36548

ATARA BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-0920988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
611 Gateway Blvd., Suite 900 South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 278-8930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share,	ATRA	The Nasdaq Stock Market LLC

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 28, 2019 as reported by The Nasdaq Stock Market, was $760,739,420. This calculation excludes 9,054,604 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 18, 2020 was 58,571,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our expectations regarding the timing of initiating clinical studies, enrolling clinical studies and reporting results of clinical studies for our programs;
•	the likelihood and timing of regulatory submissions or related approvals for our product candidates;
•	the potential market opportunities for commercializing our product candidates;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	the scope of protection we are able to obtain and maintain for our intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical studies, or if approved, for commercial sale;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to qualification of our manufacturing plant for commercial production.

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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell, or CAR T program. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disease, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	ATA2271/ATA3271: CAR T immunotherapy targeting mesothelin, with autologous (ATA2271) to allogeneic (ATA3271) development planned; and
•	ATA3219: Allogeneic CAR T targeting CD19 as proof-of-concept for our next generation technologies and EBV T-cell CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. For tab-cel®, we utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow our cells to be administered without the pre-treatment that is required for some therapies and to reduce monitoring following administration. In addition, our manufacturing facility is capable of producing multiple types of therapies and Atara MatchMe™, our proprietary T-cell order management platform, is being developed to provide patient care teams with access to therapy.

We have entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center, or MSK, the Council of the Queensland Institute of Medical Research, or QIMR Berghofer, and H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, to acquire rights to novel and proprietary technologies and programs.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

Pipeline

Our pipeline is summarized below:

These investigational agents have not been approved by any regulatory agency. Efficacy and safety have not been established.

EBV+ PTLD: EBV-Associated Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant

Other programs: ATA2321 (AML), ATA2431 (B-cell malignancies), ATA230 (CMV), ATA368 (HPV), ATA520 (WT1) and ATA621 (BK/JCV)

(1)	Phase 1b/2 study in combination with anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC.
(2)	Phase 2 multi-cohort study planned with possible indications including EBV+ PTLD with CNS involvement, EBV+ PID/AID LPD, EBV+ LMS and other potential EBV-associated diseases
(3)	Targeted antigen recognition technology
(4)

Mesothelin is expressed at high levels on the surface of cells in aggressive solid tumors including mesothelioma, triple-negative breast cancer, esophageal cancer, pancreatic cancer and non-small cell lung cancer

(5)

MSK investigator-sponsored Phase 1 study (NCT02414269) of a mesothelin-targeted CAR T immunotherapy is ongoing; Atara’s CAR T collaboration with MSK will focus on development of a next-generation, mesothelin-targeted CAR T using novel 1XX CAR signaling and PD-1 dominant negative receptor (DNR) checkpoint inhibition technologies

Tab-cel®

EBV+ PTLD

Since its discovery as the first human oncovirus, EBV has been implicated in the development of a wide range of diseases, including lymphomas and other cancers. EBV is widespread in human populations and persists as a lifelong, asymptomatic infection. In healthy individuals, a small percentage of T cells are devoted to keeping EBV in check. In contrast, immunocompromised patients, such as those undergoing hematopoietic cell transplants, or HCT, or solid organ transplants, or SOT, have a reduced ability to control EBV. Left without appropriate immune surveillance, EBV transformed cells can, in some patients, proliferate and cause an aggressive, life-threatening cancer called EBV+ PTLD. Nearly all cases of PTLD that occur following HCT are EBV positive while approximately 60% of PTLD cases that occur following SOT are EBV positive. Approximately 10-15% of PTLD patients are children.

Historical studies suggest a high unmet medical need for improved therapies in patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, with approximately 40% to 60% of patients either not responding to or progressing following this first line of therapy. Expected median overall survival in patients with EBV+ PTLD following HCT who have failed rituximab-based first line therapy is between 16 and 56 days, with a one-year survival rate of approximately 23% based on our evaluation of available historical outcomes data. Estimated one- and two-year survival following incomplete response to rituximab in patients with high-risk EBV+ PTLD after SOT is 36% and 0%, respectively. The use of chemotherapy in patients with EBV+ PTLD who have failed rituximab is frequently associated with significant rates of treatment-related mortality due to the frailty of the patients and severe toxicities associated with chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2018.

Tab-cel®

In June 2015, we licensed certain patent rights, know-how and a library of T cells and cell lines specific to EBV from MSK in an agreement we refer to as the 2015 MSK License Agreement. In the 2015 MSK License Agreement, we agreed to use commercially reasonable efforts to commercialize the licensed products and to make milestone payments with respect to the licensed programs and to make royalty payments to MSK to the extent product candidates arising from the collaboration are commercialized. Our most advanced product candidate, tab-cel®, is part of this MSK collaboration and targets EBV.

Tab-cel® is an allogeneic EBV-specific T-cell immunotherapy that is in development for the treatment of EBV-associated hematologic malignancies and solid tumors.

Tab-cel® is currently in Phase 3 development for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2018. Tab-cel® received Breakthrough Therapy Designation, or BTD, from the U.S. Food and Drug Administration, or FDA, for the treatment of patients with EBV+ PTLD after HCT who have failed rituximab, Priority Medicines, or PRIME, designation from the European Medicines Agency, or EMA, for the same indication, and orphan designation in the U.S. and European Union for the treatment of patients with EBV+ PTLD following HCT or SOT.

Tab-cel® is also under development for other EBV-associated hematologic malignancies and solid tumors through a multi-cohort study, and for nasopharyngeal carcinoma, or NPC, in a separate clinical study.

Tab-cel® for EBV+ PTLD

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

In December 2017, we initiated two Phase 3 studies for tab-cel® intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT (which was referred to as the MATCH study) and SOT in patients who have failed rituximab (which was referred to as the ALLELE study).

The Phase 3 MATCH study was a multicenter, open label, single arm study designed to enroll approximately 35 patients with EBV+ PTLD following HCT who have failed rituximab. The Phase 3 ALLELE study was initially a multicenter, open label study designed with two non-comparative cohorts of approximately 35 patients each. The first cohort included patients who previously received rituximab monotherapy, and the second cohort included patients who previously received rituximab plus chemotherapy. The primary endpoint of both the MATCH and ALLELE studies was confirmed best objective response rate, or ORR, defined as the percent of patients achieving either a complete or partial response to treatment with tab-cel® confirmed after the initial tumor assessment showing a response.

In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of an HCT cohort for EBV+ PTLD patients who have failed rituximab and an SOT cohort for EBV+ PTLD patients who have failed rituximab with both chemotherapy and non-chemotherapy prior treatment experience. The primary endpoint of ALLELE remains as confirmed best ORR, as determined by independent review, and is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed

ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. Secondary endpoints include duration of response, overall survival, safety, quality of life metrics, and other measures to evaluate its health economic impact. Additionally, we expect to expand the ALLELE study geographically to include clinical sites outside the U.S. We submitted clinical trial applications, or CTAs, to several European countries in 2019 to enable opening EU clinical sites in 2020, and our CTAs in Austria, Spain and the United Kingdom have been approved.

We plan to initiate a biologics license application, or BLA, submission for patients with EBV+ PTLD to the FDA in the second half of 2020. We plan to discuss the totality of tab-cel® results with the FDA in a pre-BLA meeting prior to initiating the BLA submission.

We are also planning the submission of a marketing authorization of tab-cel® in the European Union. In February 2016, tab-cel® was granted orphan drug designation by the European Commission for the treatment of patients with post-transplant lymphoproliferative disorder. Tab-cel® has also been granted access to the PRIME scheme. PRIME is a program launched by the EMA to enhance support for the development of medicines that target an unmet medical need. This voluntary program is based on enhanced interaction and early dialogue with developers of promising medicines, to optimize development plans and speed up evaluation so these medicines can reach patients earlier. The program focuses on medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients without treatment options. These medicines are considered priority medicines by EMA. To be accepted for PRIME, a medicine must show its potential to benefit patients with unmet medical needs based on early clinical data. We remain in discussions with the European Medicines Agency, or EMA. We have submitted a Pediatric Investigation Plan, or PIP, to EMA. Following an agreement with EMA on the PIP, we plan to submit a tab-cel® EU marketing authorization application for patients with EBV+ PTLD in 2021.

We are continuing our preparations to support the planned commercialization of tab-cel®. This includes the development of our proprietary T-cell order management platform, Atara MatchMeTM, that is being developed to provide patient care teams with access to therapy through a web-based interface. We expect to pursue approvals in key geographies and may seek partners to aid in our commercialization efforts in select markets.

Tab-cel® Multi-Cohort Study

We expect to pursue development of tab-cel® in earlier lines of therapy, including in our planned Phase 2 multi-cohort study. We expect to initiate enrollment in this study including up to six additional EBV+ ultra-rare diseases for patients, in the second half of 2020 based on previous clinical experience treating these patients.

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

In April 2017, we entered into an agreement with Merck Sharp & Dohme (known as MSD outside of the U.S. and Canada) to provide drug supply for a study to be sponsored and conducted by us to evaluate tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC. This Phase 1b/2 study, which was initiated in the fourth quarter of 2018, will evaluate the safety, pharmacokinetics, pharmacodynamics, and preliminary efficacy of the combination. We enrolled the final planned patient in the Phase 1b part of the study in February 2020. Based on our market research, we estimate the incidence during 2018 of NPC in the U.S., United Kingdom, France, Italy and Spain was collectively approximately 3,800 patients and approximately 71,000 patients in East Asia. Our study is designed to address a sub-population of the total incidence of this disease.

EAP and SPU Programs

Atara continues to see strong tab-cel® investigator, physician and patient interest and, for cases in which we are not able to enroll patients in its EBV+ PTLD Phase 3 clinical study, we are providing tab-cel® to patients in need under our expanded access protocol, or EAP, and single patient use, or SPU, programs. The primary objective of these programs is to provide tab-cel® monotherapy to patients with EBV-associated diseases or certain EBV+ malignancies for whom there are no other therapeutic options.

ATA188

Multiple Sclerosis

Atara is also developing ATA188, a T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis, or MS. MS is a chronic autoimmune disorder of the central nervous system, or CNS, that disrupts the myelination and normal functioning of the brain, optic nerves and spinal cord through inflammation and tissue loss. The evolution of MS results in an increasing loss of both physical and cognitive (e.g., memory) function. This has a substantial negative impact on the more-than two million people worldwide affected by MS, with approximately 800,000 diagnosed prevalent cases of MS in the U.S. and EU in 2019.

There are two categories of MS: progressive MS, or PMS, and relapsing-remitting MS, or RRMS. RRMS is a form of MS that is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery and quiescence during which the disease does not progress. PMS is a severe form of MS that is characterized by persistent progression and worsening of MS symptoms and physical disability over time for which there are few therapeutic options. There are two types of PMS: primary progressive MS, or PPMS, and secondary progressive MS, or SPMS. Published reports indicate that together, PPMS and SPMS make up approximately 43% of MS patients. PPMS occurs when the patient has a disease course characterized by steady and progressive worsening after disease onset. SPMS initially begins as RRMS, but once patients have continuous progression of their disease, they have developed SPMS.

Scientific and clinical findings support a potential biologic connection between EBV and MS. EBV is present in nearly all patients with MS. The MS disease course has been shown to correlate with measures of EBV activity, and with exhaustion of endogenous EBV-specific T cell populations. In addition, in separate studies, clear differences in location and frequency of EBV-infected B cells and plasma cells were evident between the brains of subjects without MS and the brains of MS patients, where EBV-infected B cells and plasma cells were in close proximity to areas of active demyelination. Further data suggest that EBV-positive B cells and plasma cells in the CNS have the potential to catalyze an autoimmune response, resulting in the typical MS pathophysiology. In patients with MS, their T cells may be unable to control EBV-positive B cells and plasma cells so that B cells and plasma cells could then accumulate in the brain, function as antigen-presenting cells and generate antibodies that attack and destroy myelin, the protective layer that insulates nerves in the brain and spinal cord. This loss of myelin ultimately leads to MS symptoms. The role of B cells in MS is supported by the approval by the FDA of ocrelizumab for PPMS, which broadly targets B cells (and not plasma cells) outside of the CNS through their expression of a cell surface marker known as CD20.

ATA188

We licensed rights to certain know-how and technology from QIMR Berghofer that uses targeted antigen recognition to create off-the-shelf T-cell immunotherapy product candidates applicable to a variety of diseases, including autoimmune conditions such as MS. Our license agreement with QIMR Berghofer requires that we make various milestone and royalty payments to QIMR Berghofer based on the sales of products arising from this collaboration, if any. We are also working with QIMR Berghofer on the development of EBV-targeted and other virally targeted T cells. Through this technology, we are expanding the role of T-cell-based immunotherapy beyond oncology and viral infections to autoimmune diseases.

Our T-cell immunotherapy product candidate utilizing this technology, ATA188, is an off-the-shelf EBV-specific T-cell preparation that utilizes an MS-specific targeted antigen recognition technology that enables the T cells we administer to selectively identify cells expressing the EBV antigens that we believe are important for the potential treatment of MS. ATA188 is designed to selectively target only those cells which are EBV-positive while sparing those that are not. We believe that eliminating only EBV-positive B cells and plasma cells has the potential to benefit some patients with MS.

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with PMS. The primary objective of this Phase 1 study is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the study include measures of clinical improvement, using recognized scales for MS symptoms, function and disability including Expanded Disability Status Scale, or EDSS, Fatigue Severity Score, MS Impact Scale-29 (physical), Timed 25-Foot Walk (T25FW), 9-Hole Peg Test, 12-Item MS Walking Scale (MSWS-12) and Visual Acuity. Enrollment for the fourth and final Phase 1 dose escalation cohort was completed in the third quarter of 2019 and we presented initial efficacy and updated safety results from this study in September 2019 at the 35th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS). These results were based on data as of July 29, 2019, and showed that across four planned dose cohorts, ATA188 was well tolerated in PMS patients, with no evidence of cytokine release syndrome, graft versus host disease or dose-limiting toxicities.

Following a six-month assessment of patients in cohort 3 of this study, we selected this cohort 3 dose to initiate the randomized, double-blind, placebo-controlled Phase 1b part of this study, for which we plan to initiate enrollment for patients with PMS in the second or third quarter of 2020. We expect to present six- and twelve-month ATA188 Phase 1a clinical results for cohorts 3 and 4 in the first and second halves of 2020, respectively.

In addition to ATA188, QIMR Berghofer had previously completed a Phase 1 study of ATA190, an autologous EBV-specific T-cell preparation that utilizes the same approach to targeted antigen recognition as ATA188, for the treatment of patients with PMS. Based on continued encouraging ATA188 results, acceleration of the ATA188 randomized Phase 1b study and the Company’s strategic focus on off-the-shelf, allogeneic T-cell immunotherapies, Atara does not plan to initiate a randomized study of ATA190 in PMS at this time and will evaluate strategic options for this program.

CAR T Programs

Our current CAR T pipeline is as follows:

AML: acute myeloid leukemia; DNR: Dominant Negative Receptor

(1)	Mesothelin is expressed at high levels on the surface of cells in aggressive solid tumors including mesothelioma, triple-negative breast cancer, pancreatic cancer and non-small cell lung cancer.

ATA2271/ATA3271

Atara’s pipeline includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, and viral diseases, including ATA2271 and ATA3271 targeting mesothelin, which are partnered with MSK. In 2018, we entered into several agreements to expand our collaboration with MSK to the development of CAR T immunotherapies, with a license in May 2018 related to multiple collaboration targets and a license in December 2018 related to our next-generation CAR T program targeting mesothelin. Under these CAR T agreements, we agreed to use commercially reasonable efforts to develop, obtain regulatory approval and, if approved, commercialize certain collaboration targets and to make certain milestone and royalty payments.

We have prioritized our mesothelin-targeted next-generation CAR T program, which consists of ATA2271 and ATA3271. Results presented by our collaborators at MSK have demonstrated that their regionally-delivered mesothelin-targeted, 1st generation autologous CAR T cells were well tolerated and showed encouraging anti-tumor activity in combination with pembrolizumab, a PD-1 checkpoint inhibitor. These collaborator results support our planned development of ATA2271, a next-generation, mesothelin-targeted autologous CAR T immunotherapy using MSK’s novel 1XX CAR signaling domain and PD-1 dominant negative receptor, or DNR, checkpoint inhibition technologies for patients with mesothelin-associated solid tumors. We expect our collaborators at MSK to submit an investigational new drug, or IND, application to the FDA for ATA2271 for patients with advanced mesothelioma in the second or third quarter of 2020. In parallel, we are conducting preclinical work on an allogeneic version of this mesothelin CAR T program, ATA3271.

ATA3219

We are also developing ATA3219, an off-the-shelf allogeneic CAR T immunotherapy targeting CD19 for patients with B-cell lymphomas, to serve as a potential proof-of-concept for our next generation technologies and allogeneic EBV CAR T platform.

In February 2020, an academic off-the-shelf, allogeneic CD19 CAR T clinical study using an EBV T-cell construct for patients with relapsed/refractory B-cell malignancies was presented at the 2020 Transplantation and Cellular Therapy (TCT) Meetings. Findings from this study provide initial clinical proof-of-principle that an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high and durable responses, low risk of toxicity and that can be rapidly delivered to patients.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. For example, in August 2018, we entered into a strategic collaboration with Moffitt. As part of this relationship, we agreed to collaborate with Moffitt to develop multi-targeted CAR T immunotherapies designed to address cancers with diverse cell types that often become resistant to treatment, such as acute myeloid leukemia, or AML, (ATA2321) and B-cell malignancies (ATA2431), and to make certain milestone and royalty payments associated with the collaboration targets. In addition, the collaboration includes the use of novel CAR T intracellular co-stimulatory domains that may improve CAR T proliferation when responding to an appropriate antigen and enhance CAR T persistence by reducing T-cell exhaustion.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We expect to further research and develop additional cellular therapies, which may include T-cell programs targeted against other antigens as well as engineered T-cell immunotherapies such as CAR T-cell programs. We believe that viral antigens are well suited to adoptive immunotherapy given that people with normal immune systems are able to mount robust responses to these viral targets, but immunocompromised patients and some cancer patients are not. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Some of these competitors or potential competitors have significantly greater established presences in the market, financial resources and technical expertise than we do. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop.

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

EBV+ PTLD

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses including EBV and is planning to initiate several Phase 3 studies in the next year and Tessa Therapeutics Pte Ltd., or Tessa, which has a preclinical product candidate that is an allogeneic CD30-targeted CAR EBV-specific T-cell therapy.

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

Multiple Sclerosis

Competition in the MS market is high with at least seventeen therapies, including three generics, approved for the treatment of RRMS in the U.S. and EU. There are many competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Vumerity™ (diroximel fumarate), marketed by Biogen, and Mayzent® (siponimod), marketed by Novartis, were approved for the treatment of relapsing forms of MS in the U.S (Vumerity) and EU (Mayzent). There are numerous development candidates in Phase 3 studies for RRMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and EMD Serono’s BTK inhibitor, evobrutinib. Novartis’ anti-CD20 monoclonal antibody ofatumumab and J&J/Janssen’s sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod have completed their Phase 3 studies and have filed (ofatumumab) or plan to file (ponesimod) for regulatory approval in the future. Celgene’s ozanimod, an S1PR1 and S1PR5 agonist is awaiting FDA and EMA regulatory approval with a Prescription Drug User Fee Act, or PDUFA, date in March 2020, and EMA in the first half of 2020.

Six therapies have been approved for the treatment of PMS. Ocrevus® is approved in the U.S. and EU for the treatment of PPMS. Extavia® (marketed by Novartis) and Betaferon® (marketed by Bayer AG) are approved in the European Union for the treatment of SPMS when disease is active, or active SPMS. Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono, were most recently approved for the treatment of active SPMS in the U.S. and EU (Mayzent). In addition, mitoxantrone, which is now generic, is approved to treat SPMS in the U.S.

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

CAR T Program

There are currently two CAR T therapies approved in the U.S. and EU, Novartis’ Kymriah (tisagenlecleucel) and Gilead/Kite’s Yescarta (axicabtagene ciloleucel). Bristol-Myers Squibb filed its BLA with the FDA for lisocabtagene maraleucel (liso-cel) in December 2019. There are more than 100 CAR T’s in development including at least 35 which are allogeneic and off-the-shelf cell therapies. Depending on the diseases that our CAR T therapies target in the future, we may face competition from both CAR T therapies and other modalities, such as small molecules and antibodies, in the indication of interest.

Terms of Certain License and Research and Development Collaboration Agreements

2015 MSK License Agreement

In June 2015, we entered into the 2015 MSK License Agreement. Under the terms of the 2015 MSK License Agreement, MSK granted us a worldwide, exclusive license to certain patent rights, know-how and a library of T cells and cell lines, to research, develop, manufacture and commercialize T-cell products specific to cytomegalovirus, or CMV, EBV or WT1 that comprise or are based on or made using these licensed rights. We agreed to use commercially reasonable efforts to commercialize the licensed products and, if commercialized, continue active marketing efforts for any commercialized licensed product through the term of the license agreement.

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

In May and December 2018, we licensed additional CAR T-related technology from MSK. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer License Agreement and Research and Development Collaboration Agreement

In September 2016, we entered into an amended and restated license agreement and an amended and restated research and development collaboration agreement with QIMR Berghofer, each of which amended and restated prior agreements entered into with QIMR Berghofer in October 2015. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to eliminate our license to certain rights related to CMV. We refer to our August 2019 second amended and restated license agreement with QIMR Berghofer as the QIMR License Agreement and our August 2019 second amended and restated research and development collaboration agreement with QIMR Berghofer as our QIMR Collaboration Agreement.

Under the QIMR License Agreement and QIMR Collaboration Agreement, we possess an exclusive, worldwide license to develop and commercialize allogeneic T-cell programs utilizing technology and know-how developed by QIMR Berghofer.

The QIMR License Agreement provides for various milestone payments of up to $15 million and low to mid single-digit royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of the QIMR Collaboration Agreement, we are required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. The QIMR Collaboration Agreement also provides for various milestone payments of up to $7 million to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

We have the right at any time to terminate the QIMR License Agreement, at will, by providing written notice of termination to QIMR Berghofer and paying QIMR Berghofer a break-up fee equal to 50 percent of the amount of the next milestone payment that would be payable to QIMR Berghofer. QIMR Berghofer or we may terminate the QIMR Collaboration Agreement at any time if either party determines that the collaboration is no longer academically, technically, or commercially feasible by giving the other party 30-day written notice. In the event of a material breach of either agreement, QIMR Berghofer or we may terminate the agreement if the breaching party does not cure such breach within a specified period.

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

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 43 patent families having a total of more than 245 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2022 and 2040, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks. Our global trademark portfolio consists of seven different trademark families comprised of more than 100 registrations and pending applications.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our T-cell immunotherapies, if approved, will be products regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with current good manufacturing practice, or cGMP, for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our product candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA submission must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a fast track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product, submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Regenerative Medicine Advanced Therapy (RMAT) designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Breakthrough therapy designation is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Fast Track designation, priority review, RMAT and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physician deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, it is permissible to share in certain circumstances truthful and not misleading information that is consistent with the product’s approved labeling.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.

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

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. We expect to utilize the centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency, or EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. Conditional marketing authorization in the European Union is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

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

In the EU, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Manufacturing

Our manufacturing facility in Thousand Oaks, California has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. Our research and development and process and analytical development labs are currently supporting preclinical development activities. Our facility is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical manufacturing are complete. Commercial production qualification activities for our facility are progressing well and, together with our contracted manufacturing partner, are aligned with our planned commercial product supply strategy.

In December 2019, we entered into a Commercial Manufacturing Services Agreement, or the Manufacturing Agreement, with Cognate Bioservices, Inc., or Cognate. The Manufacturing Agreement supersedes the Development and Manufacturing Services Agreement, or the DMSA Agreement, with Cognate dated August 10, 2015, as amended. The Manufacturing Agreement governs similar manufacturing services provided for under the DMSA Agreement with similar terms. Specifically, pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days. In connection with the entry into the Manufacturing Agreement, we and Cognate also entered into a Fifth Amendment to the DMSA Agreement, which amended the expiration date of the DMSA Agreement to December 31, 2019.

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated periodically to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of our own facility and the manufacturing capabilities of our partners, including MSK and an affiliate of QIMR Berghofer, and contract manufacturing organizations, or CMOs, including Cognate. This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

Our T-cell product candidates require blood-derived starting materials which are received from healthy, consenting third-party donors through FDA- and EMA-compliant collection centers. Our manufacturing operations are conducted under Code of Federal Regulations Good Manufacturing Practices, or GMPs, as well as Good Tissue Practices, or GTPs. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular- and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Employees

As of December 31, 2019, we had 393 employees. We consider our relations with our employees to be good.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risks. Investors should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2019, we reported a net loss of $291.0 million and we had an accumulated deficit of $818.0 million as of December 31, 2019.

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

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2019, together with net proceeds from the sale of our common stock from our 2019 ATM Facility in January 2020, described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources section of this Annual Report on Form 10-K, will be sufficient to fund our planned operations into the second quarter of 2021. As of December 31, 2019, we had total cash, cash equivalents and short-term investments of $259.1 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

We do not have any products that have gained regulatory approval. Currently, our prioritized clinical-stage product candidates include tab‑cel® and ATA188. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

Our future success is dependent on the successful development of T-cell immunotherapies and our next-generation CAR T programs in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T-cell immunotherapies;
•

developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T cells from the blood of such donors, activating the isolated T cells against a specific antigen, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T cell lines, and finally infusing these activated T cells into patients;

•	utilizing these product candidates in combination with other therapies (e.g. immunomodulatory approaches such as checkpoint inhibitors), which may increase the risk of adverse side effects;
•

educating medical personnel regarding the potential side effect profile of each of our product candidates, particularly those that may be unique to our allogeneic T-cell product candidates and to our next-generation CAR T programs;

•	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to manufacture product in a reliable and consistent manner;
•	developing processes for the safe administration of these products, including long-term follow-up and registries, for all patients who receive these product candidates;
•	manufacturing our product candidates to our specifications and in a timely manner to support our clinical studies and, if approved, commercialization;
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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure and potent, comparable to those T cells produced by our partners historically, scalable or profitable.

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

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, we do not know whether the clinical studies we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market tab-cel®, ATA188, any product candidates resulting from our next-generation CAR T programs or any of our other product candidates in any particular jurisdiction.

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, submit a filing on the basis of interim data from a subset of the required patients or submit a filing on the basis of the final data. A filing based on interim data would impact the required ORR.

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

As an example, we activated additional clinical sites over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel® for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel®, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a small patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Changes to regulations, recommendations or other guidelines advocating alternative therapies for the indications we treat could result in decreased use of our products. For example, although treatment with EBV-specific T cells is recognized as a recommended treatment for persistent or progressive EBV+ PTLD as set forth in the 2017 National Comprehensive Cancer Network Guidelines, future guidelines from governmental agencies, professional societies, practice management groups, private health/science foundations and other organizations could lead to decreased ability of developing our product candidates, or decreased use of our products once approved by applicable regulatory authorities.

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

The research and development and process and analytical development labs within our manufacturing facility in Thousand Oaks, California are currently supporting preclinical development activities. The facility commissioning and qualification activities required to support production at our facility were completed in 2018. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for our facility are delayed, we may not be able to manufacture sufficient quantities of our drug candidates, which would limit our development activities and our opportunities for growth.

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

We rely in part on our CMOs or our partners for the production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs.

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel®, ATA188, any product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO or our own facility. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

While our manufacturing facility in Thousand Oaks, California provides us with flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates is limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidates as demonstrated in clinical studies;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians and patients of the drug as a safe and effective treatment;

•	the administrative and logistical burden of treating patients;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

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

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. In January 2019, the HHS Office of Inspector General proposed modifications to U.S. federal healthcare Anti-Kickback Statute safe harbors which, among other things, will affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although some of these and other proposals may require additional authorization to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing drug candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses including EBV and is planning to initiate several Phase 3 studies in the next year and Tessa Therapeutics Pte Ltd., or Tessa, which has a preclinical product candidate that is an allogeneic CD30-targeted CAR EBV-specific T-cell therapy.

Competition in the MS market is high with at least seventeen therapies, including three generics, approved for the treatment of relapsing-remitting multiple sclerosis, or RRMS, in the U.S. and EU. There are many competitors in the RRMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Vumerity™ (diroximel fumarate), marketed by Biogen was approved in the U.S. for the treatment of relapsing forms of MS and Mayzent® (siponimod), marketed by Novartis, was approved in the EU for the same indication. There are numerous development candidates in Phase 3 studies for RRMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and EMD Serono’s BTK inhibitor, evobrutinib. Novartis has completed a Phase 3 study for its anti-CD20 monoclonal antibody, ofatumumab, and has sought regulatory approval for this candidate. In addition, J&J/Janssen has completed a Phase 3 study for its sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, and plans to file for regulatory approval in the future. Celgene’s ozanimod, an S1PR1 and S1PR5 agonist, is awaiting FDA and EMA regulatory approval with a PDUFA date in March 2020, and EMA in the first half of 2020.

Six therapies have been approved for the treatment of progressive MS. Ocrevus® is approved in the U.S. and EU for the treatment of PPMS. Extavia® (marketed by Novartis) and Betaferon® (marketed by Bayer AG) are approved in the European Union for the treatment of secondary progressive MS when disease is active, or active SPMS. Mayzent® (siponimod), marketed by Novartis and Mavenclad® (cladribine), marketed by EMD Serono, were most recently approved for the treatment of active SPMS in the U.S. and EU (Mayzent) Prior to the approvals of Mayzent and Mavenclad in 2019, there was only one drug (mitoxantrone) approved to treat SPMS in the U.S., which is now generic.

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

There are currently two CAR T therapies approved in the U.S. and EU, Novartis’ Kymriah (tisagenlecleucel) and Gilead/Kite’s Yescarta (axicabtagene ciloleucel). Bristol-Myers Squibb filed its BLA to the US FDA for lisocabtagene maraleucel (liso-cel) in December 2019. There are more than 100 CAR T therapies in development including at least 35 which are allogeneic and off-the-shelf cell therapies. Depending on the diseases that we target in the future, we may face competition from both CAR T therapies and other modalities (e.g. small molecules, antibodies) in the indication of interest.

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD and MS, are well established and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. We expect that, if any of our product candidates are approved, they will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

As of December 31, 2019, we had 393 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Legislation or other changes in tax law could adversely affect our business and financial condition.

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability. For example, The Tax Act was enacted in the U.S. on December 22, 2017. Given our valuation allowance position, The Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets. The Tax Act among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We completed an evaluation of the overall impact of The Tax Act on our effective tax rate and balance sheet through December 31, 2019 and have reflected the amounts in our financial statements. The U.S. Department of Treasury has issued and will continue to issue additional regulations and interpretive guidance that may impact how we will apply the law. The Tax Act or any future legislation may have a significant impact in future periods and our business and financial condition could be adversely affected. The future impact of the Tax Act or any future legislation on holders of our common stock is also uncertain and could be adverse.

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

As of December 31, 2019, we reported U.S. federal and state NOLs of approximately $547.7 million and $695.4 million, respectively. Our federal NOLs generated prior to 2018 aggregating to $77.1 million will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, and our state NOLs will begin to expire in 2032. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOL’s is limited to 80% of current year taxable income. Not all states conform to the Tax Act and other states have varying conformity to the Tax Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2019 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2017 through December 31, 2019, the reported sale price of our common stock has fluctuated between $10.38 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options or warrants, and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

On February 18, 2020, there were 9 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Stock Performance Graph

The following graph compares the cumulative total return on an indexed basis of a $100 investment, made at the beginning of the five-year period ended December 31, 2019, in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Atara Biotherapeutics, Inc. under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The past performance of our common stock is not an indication of future performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

As of December 31,	Atara Biotherapeutics, Inc.	Nasdaq Composite	Nasdaq Biotechnology
2014	$100.00	$100.00	$100.00
2015	98.73	105.73	111.42
2016	53.08	113.66	87.26
2017	67.66	145.76	105.64
2018	129.87	140.10	95.79
2019	61.57	189.45	119.17

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated financial statements. The consolidated financial statements of the Company as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Consolidated Statements of Operations and	Year ended December 31,
Comprehensive Loss Data:	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$216,097	$167,457	$81,206	$56,514	$41,618
General and administrative	79,584	69,654	40,326	24,728	16,830
Total operating expenses	295,681	237,111	121,532	81,242	58,448
Loss from operations	(295,681)	(237,111)	(121,532)	(81,242)	(58,448)
Interest and other income, net	4,717	6,368	2,027	2,203	1,218
Loss before provision for income taxes	(290,964)	(230,743)	(119,505)	(79,039)	(57,230)
Provision for (benefit from) income taxes	12	(44)	(14)	10	(9)
Net loss	$(290,976)	$(230,699)	$(119,491)	$(79,049)	$(57,221)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	560	(189)	32	335	(418)
Comprehensive loss	$(290,416)	$(230,888)	$(119,459)	$(78,714)	$(57,639)
Basic and diluted net loss per common share	$(5.67)	$(5.27)	$(4.00)	$(2.75)	$(2.24)

	As of December 31,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015
	(In thousands)
Cash, cash equivalents and short-term investments	$259,109	$309,631	$166,096	$255,682	$320,482
Working capital	$236,249	$281,510	$144,544	$250,878	$314,888
Total assets	$342,942	$391,839	$217,779	$263,914	$324,975
Long-term liabilities	$15,418	$13,003	$12,269	$503	$166
Total stockholders' equity	$290,781	$338,857	$177,864	$253,736	$315,100

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

Overview

Atara Biotherapeutics is a leading off-the-shelf, allogeneic T-cell immunotherapy company that is developing novel treatments for patients with cancer, autoimmune and viral diseases. We have several T-cell immunotherapies in clinical development and are progressing a next-generation allogeneic chimeric antigen receptor T-cell, or CAR T program. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with Epstein-Barr virus, or EBV, associated post-transplant lymphoproliferative disease, or EBV+ PTLD, who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	ATA2271/ATA3271: CAR T immunotherapy targeting mesothelin, with autologous (ATA2271) to allogeneic (ATA3271) development planned; and
•	ATA3219: Allogeneic CAR T targeting CD19 as proof-of-concept for our next generation technologies and EBV T-cell CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product that has been manufactured in advance and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, modified outside the body and then delivered back to the patient. For tab-cel®, we utilize a proprietary cell selection algorithm to select the appropriate set of cells for use based on a patient’s unique immune profile. This matching process is designed to allow our cells to be administered without the pre-treatment that is required for some therapies and to reduce monitoring following administration. In addition, our manufacturing facility is capable of producing multiple types of therapies and Atara MatchMe™, our proprietary T-cell order management platform, is being developed to provide patient care teams with access to therapy.

We have entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center, or MSK, the Council of the Queensland Institute of Medical Research, or QIMR Berghofer, and H. Lee Moffitt Cancer Center and Research Institute, or Moffitt, to acquire rights to novel and proprietary technologies and programs.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

Our manufacturing facility in Thousand Oaks, California has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. Our research and development and process and analytical development labs are currently supporting preclinical development activities. Our facility is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical manufacturing are complete. Commercial production qualification activities for our facility are progressing well and, together with our contracted manufacturing partner, are aligned with our planned commercial product supply strategy.

In December 2019, we entered into a Commercial Manufacturing Services Agreement, or the Manufacturing Agreement, with Cognate, effective as of January 2020. The Manufacturing Agreement supersedes the DMSA Agreement with Cognate and governs similar manufacturing services provided for under the DMSA Agreement with similar terms. Specifically, pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days. In connection with the entry into the Manufacturing Agreement, we and Cognate also entered into a Fifth Amendment to the DMSA Agreement, which amended the expiration date of the DMSA Agreement to December 31, 2019.

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

Our net losses were $291.0 million, $230.7 million and $119.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $818.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2019, our cash, cash equivalents and short-term investments totaled $259.1 million, which we intend to use to fund our operations.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical study of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing development of ATA188 in progressive MS;
•	continuing to develop our product candidates in additional indications, including tab-cel® for NPC and EBV+ cancers;
•	continuing to develop other preclinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance, commercial and other general and administrative employees, including stock-based compensation; outside professional service costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs, including those related to pre-commercial activities; and information technology and facilities costs. We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development and the potential commercialization of one or more of our product candidates.

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

For the years ended December 31, 2019 and 2018, there were no material changes from our estimates of accrued research and development expenses.

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

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock agreements, or RSAs; restricted stock units, or RSUs; stock options’ and an employee stock purchase plan. See Note 2– “Summary of Significant Accounting Policies” and Note 9 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for RSAs, grants of RSUs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

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

Expected dividend rate – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we have assumed an expected dividend yield of 0%.

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

Accounting for Income Taxes

See Note 10 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2019.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $205.2 million as of December 31, 2019 related primarily to net operating losses, capitalized expenses and stock-based compensation.

Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in U.S. state and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2019, 2018, and 2017.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Year ended December 31,			(Decrease) Increase
	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
	(in thousands)
Tab-cel® expenses	$49,179	$50,822	$33,653	$(1,643)	$17,169
ATA188, CAR T and other program expenses	34,869	30,155	9,243	4,714	20,912
Employee and overhead expenses	132,049	86,480	38,310	45,569	48,170
Total research and development expenses	$216,097	$167,457	$81,206	$48,640	$86,251

Tab-cel® expenses were $49.2 million in 2019 as compared to $50.8 million in 2018 and $33.7 million in 2017. Tab-cel® expenses decreased slightly in 2019 due to higher clinical trial and manufacturing costs in 2018 related to the ramp up of the MATCH and ALLELE Phase 3 clinical studies for patients with EBV+ PTLD. The increase in 2018 was primarily due to clinical study, manufacturing and outside service costs related to the MATCH and ALLELE Phase 3 clinical studies, which were initiated in December 2017. We anticipate that tab-cel® expenses will increase in 2020 due to the addition of trial sites outside of the U.S., as well as the initiation of our Phase 2 multi-cohort study.

ATA188, CAR T and other program expenses were $34.9 million in 2019 as compared to $30.2 million in 2018 and $9.2 million in 2017. The increase in 2019 was primarily related to research and manufacturing process development costs related to our CAR T programs; increased clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with PMS; and the ATA190 program. The increase in 2018 was primarily related to (a) one-time license fees of $12.5 million incurred in the fourth quarter of 2018 for exclusive rights to a next-generation allogeneic CAR T program targeting mesothelin from MSK, which were paid in the first quarter of 2019, (b) an aggregate of $3.4 million of license fees paid to MSK and Moffitt during the year for other CAR T immunotherapy technology, (c) the exercise of the option to license ATA190 from QIMR Berghofer and (d) clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with PMS. We anticipate that ATA188, CAR T and other program expenses will increase in 2020, primarily driven by higher costs associated with research and manufacturing process development costs related to our CAR T programs and increased clinical study, manufacturing and other outside service costs related to the enrollment in the Phase 1b portion of our clinical study of ATA188 for patients with PMS.

Employee and overhead expenses were $132.0 million in 2019 as compared to $86.5 million in 2018 and $38.3 million in 2017. The increases in 2019 and 2018 were primarily a result of higher payroll and related costs and higher facility-related expenses in support of our continuing expansion of research and development and manufacturing activities. Payroll and related costs increased by $29.6 million in 2019 as compared to 2018 and by $29.7 million in 2018 as compared to 2017, primarily due to increased headcount. Facility-related expenses increased by $10.4 million in 2019 as compared to 2018, and by $10.6 million in 2018 as compared to 2017, primarily due to higher rent, depreciation expense and IT costs to support the continued expansion of research and manufacturing process development. Professional service costs increased by $5.6 million in 2019 as compared to 2018, and by $7.9 million in 2018 as compared to 2017, due to our continued expansion of research and development activities. We anticipate that employee and overhead expenses will continue to increase in 2020 as we continue to expand research and development and manufacturing activities and increase average headcount to support the expansion of such activities.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			Increase
	2019	2018	2017	2019 compared to 2018	2018 compared to 2017
	(in thousands)
General and administrative	$79,584	$69,654	$40,326	$9,930	$29,328

General and administrative expenses were $79.6 million in 2019 as compared to $69.7 million in 2018 and $40.3 million in 2017. The increase of $9.9 million in 2019 was primarily due to increases in compensation-related costs driven by increased headcount. The increase of $29.3 million in 2018 was primarily due to a $13.2 million increase in compensation-related costs driven by increased headcount and a $17.3 million increase in professional and outside services costs. We expect that general and administrative costs will increase in 2020, primarily due to higher average headcount and other outside service costs.

Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2019. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31	June 30	September 30	December 31
2019	(In thousands, except per share amounts)
Operating expenses:
Research and development	$48,668	$52,251	$53,538	$61,640
General and administrative	19,223	23,284	19,018	18,059
Total operating expenses	67,891	75,535	72,556	79,699
Loss from operations	(67,891)	(75,535)	(72,556)	(79,699)
Interest and other income, net	1,634	1,207	661	1,215
Loss before provision for income taxes	(66,257)	(74,328)	(71,895)	(78,484)
Provision for (benefit from) income taxes	—	—	—	12
Net loss	(66,257)	(74,328)	(71,895)	(78,496)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	378	135	60	(13)
Comprehensive loss	$(65,879)	$(74,193)	$(71,835)	$(78,509)

Basic and diluted net loss per common share	$(1.44)	$(1.60)	$(1.31)	$(1.36)

	Three months ended
	March 31	June 30	September 30	December 31
2018	(In thousands, except per share amounts)
Operating expenses:
Research and development	$28,460	$33,387	$43,355	$62,255
General and administrative	13,992	19,236	16,865	19,561
Total operating expenses	42,452	52,623	60,220	81,816
Loss from operations	(42,452)	(52,623)	(60,220)	(81,816)
Interest and other income, net	1,009	1,743	1,859	1,757
Loss before provision for income taxes	(41,443)	(50,880)	(58,361)	(80,059)
Provision for (benefit from) income taxes	—	3	—	(47)
Net loss	(41,443)	(50,883)	(58,361)	(80,012)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(373)	19	56	109
Comprehensive loss	$(41,816)	$(50,864)	$(58,305)	$(79,903)

Basic and diluted net loss per common share	$(1.05)	$(1.15)	$(1.29)	$(1.75)

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common stock and preferred stock.

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

In February 2019, we entered into a sales agreement, or the 2019 ATM Facility, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2019 ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act, and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2019 ATM Facility. During the year ended December 31, 2019, we sold an aggregate of 3,135,347 shares of common stock under the 2019 ATM Facility, at an average price of $16.09 per share, for gross proceeds of $50.5 million and net proceeds of $48.9 million, after deducting commissions and other offering expenses payable by us. During January 2020, we sold an additional aggregate of 1,371,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.77 per share, for gross proceeds of $21.6 million and net proceeds of $21.1 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2019, we had approximately $49.5 million of common stock remaining to be sold under the 2019 ATM Facility, and as of January 31, 2020, we had approximately $27.9 million of common stock remaining to be sold under the 2019 ATM Facility.

In February 2020, we entered into a new sales agreement, or the 2020 ATM Facility, with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2020 ATM Facility is separate from and does not replace the 2019 ATM Facility in any way. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception. As of December 31, 2019, we had an accumulated deficit of $818.0 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses the foreseeable future. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations, including by utilizing our ATM facilities. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of December 31, 2019, together with the net proceeds from our sale of common stock under the 2019 ATM Facility in January 2020, will be sufficient to fund our planned operations into the second quarter of 2021.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$74,317	$60,698
Short-term investments	184,792	248,933
Total cash, cash equivalents and short-term investments	$259,109	$309,631

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(235,626)	$(179,772)	$(87,502)
Investing activities	60,459	(196,289)	99,909
Financing activities	188,786	357,536	20,048
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,619	$(18,525)	$32,455

Operating activities

Net cash used in operating activities was $235.6 million in 2019 as compared to $179.8 million in 2018. The increase of $55.8 million was primarily due to a $60.3 million increase in net loss and a $19.2 million increase in net operating assets, partially offset by a $17.9 million increase in stock-based compensation, a $3.3 million increase in depreciation and amortization expense, and a $1.0 million increase in loss on disposals of property and equipment.

Net cash used in operating activities was $179.8 million in 2018 as compared to $87.5 million in 2017. The increase of $92.3 million was primarily due to a $111.2 million increase in net loss and a $2.6 million increase in the accretion of investment discounts, partially offset by a $10.7 million increase stock-based compensation, a $2.8 million increase in depreciation expense, a $0.2 million increase in non-cash interest expense, and an increase in changes in operating assets and liabilities of $7.8 million.

Investing activities

Net cash provided by investing activities in 2019 consisted primarily of $336.3 million received from maturities and sales of available-for-sale securities, partially offset by $270.2 million used to purchase available-for-sale securities and $5.7 million in purchases of property and equipment.

Net cash used in investing activities in 2018 consisted primarily of $466.5 million used to purchase available-for-sale securities and $35.9 million used to purchase property and equipment, partially offset by $306.1 million received from maturities and sales of available-for-sale securities.

Net cash provided by investing activities in 2017 consisted primarily of $296.6 million received from maturities and sales of available-for-sale securities, partially offset by $176.5 million used to purchase available-for-sale securities and $20.2 million used to purchase property and equipment.

Financing activities

Net cash provided by financing activities in 2019 consisted primarily of $140.9 million of net proceeds received from the underwritten public offering of common stock and pre-funded warrants in July 2019, $47.7 million of net proceeds from our ATM facilities and $7.4 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs.

Net cash provided by financing activities in 2018 consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from the 2017 ATM Facility and $24.7 million of net proceeds from employee stock award transactions, partially offset by $7.5 million of taxes paid related to the net share settlement of restricted stock and $0.5 million of principal payments on capital lease obligations.

Net cash provided by financing activities in 2017 consisted of $19.2 million of net proceeds from our 2017 ATM Facility and $1.2 million of net proceeds from employee stock award transactions, partially offset by $0.4 million of taxes paid related to the net share settlement of restricted stock.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in connection with our continuing and expected expansion of our operations.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2019, together with net proceeds from our 2019 ATM Facility in January 2020, will be sufficient to fund our planned operations into the second quarter of 2021. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding.

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

In February 2017, we entered into a lease agreement for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced in February 2018, and the contractual obligations during the initial term are $16.4 million in aggregate. We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with this lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our consolidated balance sheet.

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

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$25,380	$2,867	$5,350	$5,276	$11,887
Finance lease obligations	580	308	243	29	—
Purchase obligations (1)	29,980	17,260	12,720	—	—
Total contractual obligations	$55,940	$20,435	$18,313	$5,305	$11,887

(1)

We enter into contracts in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one of our contract manufacturing agreements which we may terminate for convenience upon six months’ written notice. Payments in the table above represent our estimate of contractual minimum purchase obligations. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Payments in the table above do not include any termination penalties or fees.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had total cash, cash equivalents and short-term investments of $259.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses & Prepaid Research and Development Expenses (Clinical Trial Accrued and Prepaid Expenses) - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes costs it incurs for preclinical studies, clinical trials, and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs that are paid in advance are deferred as a prepaid expense and amortized over the service period as the services are provided. Costs for services incurred that have not yet been be paid are recognized as accrued expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing preclinical study and clinical trial activities and the subjectivity involved in estimating clinical trial accrued and prepaid expenses, auditing the clinical trial accruals and prepaid expenses involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to clinical trial accrued and prepaid expenses included the following, among others:

•	We tested the design and effectiveness of controls over the estimation of clinical trial accrued and prepaid expenses.
•	We obtained and read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.
•	We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of clinical trial and manufacturing activities.
•

For a sample of agreements and contracts, we compared the amount of accrual or prepaid expenses at the end of the prior period to current year activity and evaluated the accuracy of the Company’s estimation methodology.

•	We obtained a written confirmation of the ending inventory balance held at the Company’s manufacturing vendor.
•

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued and prepaid expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

o	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.
o	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and vendors).
o	Evaluated management’s judgments compared to the evidence obtained.
o	Obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals and prepaid expenses.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2020

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$74,317	$60,698
Short-term investments	184,792	248,933
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	13,689	11,664
Total current assets	272,992	321,489
Property and equipment, net	54,176	68,576
Operating lease assets	14,007	—
Restricted cash - long-term	1,200	1,200
Other assets	567	574
Total assets	$342,942	$391,839

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,963	$3,719
Accrued compensation	14,706	10,636
Accrued research and development expenses	8,341	19,210
Other current liabilities	5,733	6,414
Total current liabilities	36,743	39,979
Operating lease liabilities - long-term	14,136	—
Other long-term liabilities	1,282	13,003
Total liabilities	52,161	52,982

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2019 and 2018, respectively; 56,806 and 45,951 shares issued and outstanding as of December 31, 2019 and 2018, respectively	6	5
Additional paid-in capital	1,108,516	866,541
Accumulated other comprehensive income (loss)	220	(340)
Accumulated deficit	(817,961)	(527,349)
Total stockholders’ equity	290,781	338,857
Total liabilities and stockholders’ equity	$342,942	$391,839

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$216,097	$167,457	$81,206
General and administrative	79,584	69,654	40,326
Total operating expenses	295,681	237,111	121,532
Loss from operations	(295,681)	(237,111)	(121,532)
Interest and other income, net	4,717	6,368	2,027
Loss before provision for income taxes	(290,964)	(230,743)	(119,505)
Provision for (benefit from) income taxes	12	(44)	(14)
Net loss	$(290,976)	$(230,699)	$(119,491)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	560	(189)	32
Comprehensive loss	$(290,416)	$(230,888)	$(119,459)
Net loss per common share:
Basic and diluted net loss per common share	$(5.67)	$(5.27)	$(4.00)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	51,308	43,811	29,863

Atara Biotherapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2017	28,933	$3	$431,075	$(183)	$(177,159)	$253,736
Issuance of common stock through ATM facilities, net of commissions and offering costs of $844	1,350	—	19,156	—	—	19,156
RSU settlements, net of shares withheld	305	—	(357)	—	—	(357)
Issuance of common stock pursuant to employee stock awards	142	—	1,688	—	—	1,688
Stock-based compensation expense	—	—	23,100	—	—	23,100
Net loss	—	—	—	—	(119,491)	(119,491)
Unrealized gain on available-for-sale securities	—	—	—	32	—	32
Balance as of December 31, 2017	30,730	3	474,662	(151)	(296,650)	177,864
Issuance of common stock through underwritten offerings, net of offering costs of $526	12,604	2	293,288	—	—	293,290
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,310	1,008	—	47,586	—	—	47,586
RSU settlements, net of shares withheld	449	—	(7,503)	—	—	(7,503)
Issuance of common stock pursuant to employee stock awards	1,160	—	24,691	—	—	24,691
Stock-based compensation expense	—	—	33,817	—	—	33,817
Net loss	—	—	—	—	(230,699)	(230,699)
Unrealized loss on available-for-sale securities	—	—	—	(189)	—	(189)
Balance as of December 31, 2018	45,951	5	866,541	(340)	(527,349)	338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	5	866,541	(340)	(526,985)	339,221
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $284	6,872	1	140,715	—	—	140,716
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,553	3,135	—	48,909	—	—	48,909
RSU settlements, net of shares withheld	361	—	(6,695)	—	—	(6,695)
Issuance of common stock pursuant to employee stock awards	487	—	7,350	—	—	7,350
Stock-based compensation expense	—	—	51,696	—	—	51,696
Net loss	—	—	—	—	(290,976)	(290,976)
Unrealized gain on available-for-sale securities	—	—	—	560	—	560
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(290,976)	$(230,699)	$(119,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	51,696	33,817	23,100
Depreciation and amortization expense	7,070	3,732	956
(Accretion) amortization of investment (discounts) premiums	(1,330)	(1,885)	732
Loss on disposals of property and equipment	1,027	—	—
Non-cash operating lease expense	964	—	—
Non-cash interest expense	—	211	—
Asset retirement obligation accretion expense	71	49	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(998)	(5,764)	(784)
Operating lease assets	239	—	—
Other assets	322	(314)	2
Accounts payable	4,213	(1,958)	2,163
Accrued compensation	4,070	4,972	1,919
Accrued research and development expenses	(10,869)	15,204	1,598
Other current liabilities	(394)	2,491	1,896
Operating lease liabilities	(731)	—	—
Other long-term liabilities	—	372	407
Net cash used in operating activities	(235,626)	(179,772)	(87,502)
Investing activities
Purchases of short-term investments	(270,230)	(466,489)	(176,459)
Proceeds from maturities and sales of short-term investments	336,261	306,125	296,600
Purchases of property and equipment	(5,733)	(35,925)	(20,232)
Proceeds from sale of property and equipment	161	—	—
Net cash provided by (used in) investing activities	60,459	(196,289)	99,909
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	140,888	293,290	—
Proceeds from issuance of common stock through ATM facilities, net	47,729	47,586	19,156
Proceeds from employee stock awards	7,350	24,691	1,249
Taxes paid related to net share settlement of restricted stock units	(6,695)	(7,503)	(357)
Principal payments on finance and capital lease obligations	(486)	(528)	—
Net cash provided by financing activities	188,786	357,536	20,048
Increase (decrease) in cash, cash equivalents and restricted cash	13,619	(18,525)	32,455
Cash, cash equivalents and restricted cash at beginning of period	62,092	80,617	48,162
Cash, cash equivalents and restricted cash at end of period	$75,711	$62,092	$80,617
Non-cash investing and financing activities
Proceeds from issuance of common stock through ATM facilities received subsequent to December 31, 2019	$1,185	$—	$—
Property and equipment purchases included in accounts payable and other accrued liabilities	$276	$1,579	$10,122
Accrued costs related to underwritten public offering	$172	$—	$160
Capitalized lease obligations	$—	$441	$9,904
Property and equipment acquired under capital leases	$—	$191	$1,076
Asset retirement costs	$—	$88	$580
Interest capitalized during construction period for build-to-suit lease arrangement	$—	$77	$264
Proceeds from options exercised received subsequent to December 31, 2017	$—	$—	$439
Supplemental cash flow disclosure
Cash paid for interest	$50	$240	$—
Cash paid for taxes	$—	$—	$—

Atara Biotherapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from Moffitt Cancer Center, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 6 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing and commercializing therapeutics. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Substantially all of our assets are located in the U.S.

Liquidity Risk

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of December 31, 2019, we had an accumulated deficit of $818.0 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of December 31, 2019, together with net proceeds from the sale of common stock from our 2019 ATM Facility, as defined in Note 9, in January 2020, will be sufficient to fund our planned operations into the second quarter of 2021.

Concentration of Credit Risk and Other Uncertainties

We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, the amount of which at times, may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also make short-term investments in money market funds; U.S. Treasury, government agency and corporate debt obligations; commercial paper; certificates of deposit; and asset-backed securities, which can be subject to certain credit risk. However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to clinical study and other accruals, lease assets and liabilities, stock-based compensation expense and income taxes. Actual results could differ materially from those estimates.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Finance leases are included in other assets, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease term includes renewal options that we are reasonably certain of exercising as of the commencement date. None of the lease terms used to calculate the future minimum lease payments at commencement date include renewal options. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. Lease assets also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease assets are amortized over the shorter of the lease term or the asset’s estimated useful life.

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

Once construction was complete, the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. Since the arrangement did not qualify for sale-leaseback accounting treatment, the building asset remained on the Company’s consolidated balance sheets at its historical cost, and such asset was depreciated over its estimated useful life. The Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The initial recording of these assets and liabilities were classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The build-to-suit asset and corresponding lease obligation was derecognized upon adoption of the new lease standard as we did not control the building during the construction period.

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

Foreign Currency

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2019 were not material.

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

Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold or if an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer and any changes thereto, our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are recorded to interest and other income (expense), net in the statements of operations and comprehensive loss.

Fair Value Measurement

The carrying amounts of certain of our financial instruments including cash equivalents, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value.

Fair Value of Financial Instruments

Our financial assets are measured at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable GAAP:

Level1:	Quoted prices in active markets for identical assets or liabilities that we have the ability to access

Level2:	Observable market-based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves

Level 3:	Inputs that are unobservable data points that are not corroborated by market data

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

Stock-Based Compensation Expense

We account for stock-based compensation expense, including the expense of restricted common stock awards (“RSAs”), grants of restricted stock units (“RSUs”), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model. For awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.

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

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs, and an allocation of facility, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. Beginning in 2019, we make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the year ended December 31, 2019, we recorded matching contributions of approximately $1.6 million.

Other Current Liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2019	2018
	(in thousands)
Accrued operating expenses	$3,900	$5,627
Current portion of operating lease liabilities	1,312	—
Current portion of finance and capital lease liabilities	269	587
Other accrued liabilities	252	200
Total other current liabilities	$5,733	$6,414

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2019 and 2018. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Our other comprehensive income (loss) is comprised solely of unrealized gains (losses) on available-for-sale securities and is presented net of taxes. We have not recorded any reclassifications from other comprehensive income (loss) to net loss during any period presented.

Recent Accounting Pronouncements

The Company considers the applicability and impact of any Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which was clarified and amended by the issuances of ASUs 2018-19, 2019-04, 2019-05 and 2019-11 in November 2018, April 2019, May 2019 and November 2019, respectively. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis are measured using an expected-loss model, replacing the current incurred-loss model, and recorded through an allowance for credit losses. The guidance also establishes a new impairment model for available-for-sale debt securities. We adopted the new standard and the related amendments on January 1, 2020 using a modified retrospective approach. The adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. We adopted the new standard on January 1, 2020 using a prospective approach. We do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We early adopted the new standard on January 1, 2020. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

Adoption of the new standard resulted in the recording of additional operating lease assets and operating lease liabilities of $14.3 million and $15.3 million, respectively, as of January 1, 2019. This was partially offset by de-recognition of the build-to-suit asset and corresponding lease obligation of $10.3 million for our Thousand Oaks manufacturing facility lease, as we did not control the building during the construction period (see Note 7). We evaluated the impact of the new standard for deferred tax accounting purposes and recorded corresponding deferred tax assets and liabilities upon adoption of ASC 842. The deferred tax assets are offset by the valuation allowance on deferred taxes. The cumulative effect adjustment to the opening balance of accumulated deficit was a decrease of $0.4 million. The standard did not have a significant impact on our consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for the years ended December 31, 2019, 2018 and 2017.

We adopted ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for adjustments to tax effects that were originally recorded in other comprehensive income due to changes in the U.S. federal corporate income tax rate resulting from the enactment of the U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The new standard had no impact on our consolidated balance sheets as of December 31, 2019 and 2018 or our consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flow for the years ended December 31, 2019, 2018 and 2017.

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

Potential dilutive securities, which include unvested restricted stock units (“RSUs”), vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share as their inclusion would have an antidilutive effect:

	As of December 31,
	2019	2018	2017
Unvested RSUs	1,910,764	1,405,460	1,685,000
Vested and unvested options	6,934,262	6,276,999	5,229,648
ESPP share purchase rights	20,438	7,974	14,905
Total	8,865,464	7,690,433	6,929,553

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$63,554	$—	$—	$63,554
U.S. Treasury obligations	Level 2	52,805	46	(1)	52,850
Government agency obligations	Level 2	6,151	1	(1)	6,151
Corporate debt obligations	Level 2	100,512	180	(10)	100,682
Commercial paper	Level 2	26,290	—	—	26,290
Asset-backed securities	Level 2	7,266	6	—	7,272
Certificate of deposit	Level 2	500	—	—	500
Total available-for-sale securities		257,078	233	(12)	257,299
Less amounts classified as cash equivalents		(72,507)	—	—	(72,507)
Amounts classified as short-term investments		$184,571	$233	$(12)	$184,792

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2018:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,708	$—	$—	$38,708
U.S. Treasury obligations	Level 2	111,164	4	(80)	111,088
Government agency obligations	Level 2	15,206	1	(32)	15,175
Corporate debt obligations	Level 2	121,017	15	(217)	120,815
Commercial paper	Level 2	12,935	—	—	12,935
Asset-backed securities	Level 2	11,894	—	(31)	11,863
Total available-for-sale securities		310,924	20	(360)	310,584
Less amounts classified as cash equivalents		(61,651)	—	—	(61,651)
Amounts classified as short-term investments		$249,273	$20	$(360)	$248,933

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2019		As of December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$214,085	$214,199	$287,755	$287,469
Maturing in one to five years	42,993	43,100	23,169	23,115
Total available-for-sale securities	$257,078	$257,299	$310,924	$310,584

As of December 31, 2019, certain available-for-sale securities had been in a continuous unrealized loss position, each for less than twelve months. As of this date, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the respective issuers. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2019. During the years ended December 31, 2019, 2018 and 2017, we did not recognize any other-than-temporary impairment losses.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of December 31, 2019 and 2018, restricted cash totaled $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$74,317	$60,698
Restricted cash - short-term	194	194
Restricted cash - long-term	1,200	1,200
Total cash, cash equivalents and restricted cash	$75,711	$62,092

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$49,028	$47,609
Build-to-suit asset (see Note 7)	—	10,686
Lab equipment	6,815	3,019
Machinery and equipment	3,832	2,980
Computer equipment and software	3,299	3,049
Furniture and fixtures	1,764	1,628
Construction in progress	1,116	4,682
Property and equipment, gross	65,854	73,653
Less accumulated depreciation and amortization	(11,678)	(5,077)
Property and equipment, net	$54,176	$68,576

Construction in progress represents capitalized costs for our manufacturing facility in Thousand Oaks, California and capitalizable costs incurred for equipment held at our facilities. Depreciation and amortization expense was $7.1 million, $3.7 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In May and December 2018, we licensed additional technology from MSK. In connection with the effectiveness of the December 2018 license agreement, we made upfront cash payments of $12.5 million in first quarter of 2019, which were recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the fourth quarter of 2018. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. In consideration for the exclusive license, the Company paid $3.0 million in cash to QIMR Berghofer.

Under the terms of the license agreement, we possess an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs as well as the option to license additional technology in exchange for $3.3 million in cash, which was recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the third quarter of 2016. We exercised this option in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to eliminate our license to certain rights related to cytomegalovirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any.

Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed additional rights related to our MSK-partnered next-generation CAR T programs from MSK in May 2018 and from the National Institutes of Health in December 2018 and we licensed rights related to our next-generation CAR T programs from Moffitt Cancer Center in August 2018, and we agreed to collaborate in connection with each of these licenses.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2019 and 2018, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement – In December 2019, Atara entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”) to supersede the Development and Manufacturing Agreement that was entered into with Cognate in August 2015 and amended in December 2017, May 2018, November 2018, June 2019 and November 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain Atara product candidates. The initial term of the Manufacturing Agreement is from January 1, 2020 until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days.
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

Due to completion of the construction by the landlord and not having met the criteria for sale-lease back accounting, we transferred the $10.3 million of landlord’s construction costs previously capitalized as construction in progress to a build-to-suit asset, and recognized a corresponding long-term financing obligation for the same amount in long-term liabilities in our consolidated balance sheets. In addition, we recorded $0.3 million of capitalized interest during the construction period through December 31, 2018. A portion of the monthly lease payment was allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building was applied to the lease financing liability. Further, we recorded ground lease expense of $0.4 and $0.3 million for the years ended December 31, 2018 and 2017, respectively, in our consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period. Due to the adoption of ASU No. 2016-02, Leases (Topic 842), no ground lease expense was recognized for the year ended December 31, 2019.

The maturities of lease liabilities under our operating and finance leases as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2020	$2,867	$308
2021	2,740	127
2022	2,610	116
2023	2,685	29
2024	2,591	—
Thereafter	11,887	—
Total lease payments	$25,380	$580
Less: amount representing interest	(9,932)	(67)
Present value of lease liabilities	$15,448	$513

Balance as of December 31, 2019
Other current liabilities	$1,312	$269
Operating lease liabilities	14,136	—
Other long-term liabilities	—	244
Total	$15,448	$513

The components of lease cost were as follows:

Year Ended
December 31, 2019
(in thousands)
Operating lease cost:
Operating lease cost	$2,578
Short-term lease cost	770
Total operating lease cost	$3,348
Finance lease cost:
Amortization expense	$324
Interest on lease liabilities	56
Total finance lease cost	$380

Future minimum payments under our operating, finance and capital leases as of December 31, 2018 were as follows:

	Operating Leases	Finance Leases	Capital Leases
Years Ending December 31,	(in thousands)
2019	$1,107	$934	$540
2020	1,666	962	234
2021	1,555	991	29
2022	1,337	1,020	—
2023	1,375	1,051	—
Thereafter	3,122	11,458	—
Total minimum payments	$10,162	$16,416	$803
Less: amount representing interest			(65)
Present value of capital lease obligations			738
Less: current portion			(490)
Capital lease obligation, net of current portion			$248

Rent expense under operating leases for the years ended December 31, 2018 and 2017 was $2.2 million and $1.4 million, respectively.

Other information related to leases was as follows:

Year Ended
December 31, 2019
(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,346
Operating cash flows for finance leases	50
Financing cash flows for finance leases	486

Operating lease assets obtained in exchange for lease obligations:	$838
Finance lease assets obtained in exchange for lease obligations:	323

Weighted Average Remaining Lease Term
Operating leases	10.3 years
Finance leases	2.5 years
Weighted Average Discount Rate
Operating leases	10.4%
Finance leases	10.0%

Asset Retirement Obligation

The Company’s ARO consists of a contractual requirement to remove the tenant improvements at our manufacturing facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. The Company records an estimate of the fair value of its ARO in long-term liabilities in the period incurred. The fair value of the ARO is also capitalized in property and equipment, net and depreciated over the lease term. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate.

The following table presents the activity for our ARO liabilities:

ARO Liability
(In thousands)
Balance as of December 31, 2018	$717
Accretion expense	71
Balance as of December 31, 2019	$788

8.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2019 and 2018, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2019 and 2018.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2019 and 2018.

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

In July 2019, we issued and sold 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at an offering price of $15.2799 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. The gross proceeds from this public offering were $150.0 million, resulting in aggregate net proceeds of $140.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2019, none of the pre-funded warrants had been exercised.

ATM Facilities

In March 2017, we entered into a sales agreement (the “2017 ATM Facility”) with Cowen and Company, LLC (“Cowen”), which provided for the sale, in our sole discretion, of shares of our common stock, in the aggregate offering price of up to $75.0 million through Cowen, as our sales agent. We paid a commission of up to 3.0% of the gross sales proceeds of any common stock sold under the 2017 ATM Facility.

In February 2019, we terminated the 2017 ATM Facility and entered into a new sales agreement (the “2019 ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2019 ATM Facility.

During the fiscal year ended December 31, 2019, we sold an aggregate of 3,135,347 shares of common stock under the 2019 ATM Facility, at an average price of $16.09 per share, for gross proceeds of $50.5 million and net proceeds of $48.9 million, after deducting commissions and other offering expenses payable by us. Approximately $1.2 million of the $48.9 million net proceeds was received on January 3, 2020. During the fiscal year ended December 31, 2018, we sold an aggregate of 1,007,806 shares of common stock under the 2017 ATM Facility, at an average price of $48.52 per share, for gross proceeds of $48.9 million and net proceeds of $47.6 million, after deducting commissions and other offering expenses payable by us. The issuance and sale of these shares by us pursuant to the 2019 ATM Facility and 2017 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act.

As of December 31, 2019, we had $49.5 million of common stock available to be sold under the 2019 ATM Facility. In January 2020, we sold an aggregate of 1,371,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.77 per share, for gross proceeds of $21.6 million and net proceeds of $21.1 million, after deducting commissions payable by us. As of January 31, 2020, we had $27.9 million of common stock available to be sold under the 2019 ATM Facility.

In February 2020, we entered into a new sales agreement (the “2020 ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2020 ATM Facility is separate from and does not replace the 2019 ATM Facility in any way. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

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

Under the terms of the 2014 EIP, we may grant stock options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years. Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of December 31, 2019, a total of 11,935,558 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,948,605 shares were available for future grant and 7,986,953 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of December 31, 2019, 1,213,760 shares of common stock were reserved for issuance under the Inducement Plan, of which 427,436 shares were available for future grant and 786,324 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The fair value of RSUs is determined as the closing stock price on the date of grant. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018 and 2017 was $27.04, $36.83 and $15.07, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2019, 2018 and 2017 was $13.8 million, $10.8 million and $3.7 million, respectively. As of December 31, 2019, there was $38.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.1 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2019 was $31.5 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	1,405,460	$26.94
Granted	1,591,888	$27.04
Forfeited	(514,516)	$30.37
Vested	(572,068)	$24.16
Outstanding as of December 31, 2019	1,910,764	$26.93

Under our RSU net settlement procedures, for most of our employees, we withhold shares at settlement to cover the minimum payroll withholding tax obligations. During 2019, we settled 574,168 shares underlying RSUs, of which 488,964 shares underlying RSUs were net settled by withholding 212,879 shares. The value of the shares underlying RSUs withheld was $6.7 million, based on the closing price of our common stock on the settlement date. During 2018, we settled 638,518 shares underlying RSUs, of which 440,503 shares underlying RSUs were net settled by withholding 190,205 shares. The value of the shares underlying RSUs withheld was $7.5 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	6,276,999	$28.15
Granted	2,535,425	26.97
Exercised	(347,716)	14.84
Forfeited or expired	(1,530,446)	28.76
Outstanding as of December 31, 2019	6,934,262	$28.25	5.9	$4,103
Vested and expected to vest as of December 31, 2019	6,934,262	$28.25	5.9	$4,103
Exercisable as of December 31, 2019	2,932,449	$26.89	4.0	$1,689

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2019 and the exercise price of outstanding, in-the-money options. As of December 31, 2019, there was $69.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Options for 347,716, 1,051,180 and 60,125 shares of our common stock were exercised during the years ended December 31, 2019, 2018 and 2017, with an intrinsic value of $3.8 million, $19.2 million and $0.2 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted to employees during the periods indicated:

	Year ended December 31,
	2019	2018	2017
Assumptions:
Expected term (years)	5.9	4.6	4.5
Expected volatility	76.1%	73.5%	71.3%
Risk-free interest rate	2.1%	2.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$18.06	$22.96	$9.01
Options granted	2,535,425	2,998,650	1,694,000
Total estimated grant date fair value	$45,790,000	$68,849,000	$15,263,000

The estimated fair value of stock options that vested in the years ended December 31, 2019, 2018 and 2017 was $31.6 million, $16.2 million and $14.0 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year. The first offering under the 2014 ESPP commenced on June 1, 2016, and subsequent offerings commence on each anniversary of this date. The Company recorded $1.3 million, $1.2 million and $0.6 million of expense related to the 2014 ESPP in the years ended December 31, 2019, 2018 and 2017, respectively. A total of 139,466, 109,193 and 81,922 shares were purchased under the ESPP during the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $0.5 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2020.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2019, there were 1,355,973 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance as of December 31, 2019:

Total Shares Reserved
2014 Equity Incentive Plan	11,935,558
2018 Inducement Plan	1,213,760
2014 Employee Stock Purchase Plan	1,002,548
Options outside the equity plans	109,666
Total reserved shares of common stock	14,261,532

Stock-based Compensation Expense

Total stock-based compensation expense related to all stock awards was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$26,773	$16,211	$8,778
General and administrative	24,923	17,606	14,322
Total stock-based compensation expense	$51,696	$33,817	$23,100

10.	Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$(291,049)	$(230,765)	$(12,894)
Foreign	85	22	(106,611)
Total loss before provision for income taxes	$(290,964)	$(230,743)	$(119,505)

The Company liquidated its Cayman Islands entity in 2018 and elected to treat the entity as disregarded for the fiscal year 2018. As such, the applicable 2018 losses are treated as losses in the United States.

The components of provision for (benefit from) income taxes were as follows in each period presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current provision for (benefit from) income taxes:
Federal	$—	$(31)	$(14)
State	—	(15)	—
Foreign	12	2	—
Total current provision for (benefit from) income taxes	$12	$(44)	$(14)

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
Federal income taxes at statutory rate	21.0%	21.0%	34.0%
Impact of stock compensation	0.1%	—	(1.5%)
Foreign income tax at different rate	—	—	(30.3%)
Impact of U.S. tax reform	—	—	(11.3%)
Non-deductible executive compensation	(0.7%)	(0.7%)	—
Capitalized research	—	7.8%	—
Other	(0.2%)	(0.6%)	(3.8%)
Change in valuation allowance	(20.2%)	(27.5%)	12.9%
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$162,436	$91,994
Capitalized expenses	14,129	16,019
Stock-based compensation	17,573	8,578
License fees	6,870	7,380
Operating lease liabilities	4,325	—
Legal fees	1,683	1,375
Other	3,329	1,807
Total deferred tax assets	210,345	127,153
Valuation allowance	(205,249)	(127,153)
Total deferred tax assets	5,096	—

Deferred tax liabilities:
Operating lease assets	(3,921)	—
Other	(1,175)	—
Total deferred tax liabilities	(5,096)	—

Net deferred tax assets (liabilities)	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2019 and 2018. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $78.1 million for the year ended December 31, 2019 and increased by $79.9 million for the year ended December 31, 2018.

As of December 31, 2019, we had federal and state net operating loss carryforwards for tax return purposes of $547.7 million and $695.4 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2032 in various amounts if not utilized. Of the $547.7 million federal net operating losses, $482.2 million were generated after January 1, 2018 and are not subject to expiration.

Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards or other tax attributes in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws.

We have completed a Section 382 study of transactions in our stock through December 31, 2019. The study concluded that we have experienced ownership changes since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.

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

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2017, 2018 and 2019 are as follows:

(In thousands)
Balance as of January 1, 2017	$9,285
Gross increases for tax positions related to current year	16,371
Gross increases for tax positions related to prior year	9,534
Gross decreases for tax positions related to prior year	(4,643)
Impact of change in tax rate	(496)
Balance as of December 31, 2017	30,051
Gross increases for tax positions related to current year	12,927
Gross increases for tax positions related to prior year	704
Gross decreases for tax positions related to prior year	(2,608)
Balance as of December 31, 2018	41,074
Gross increases for tax positions related to current year	22,800
Gross increases for tax positions related to prior year	22,126
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2019	$86,000

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. Of the $86.0 million total unrecognized tax benefits as of December 31, 2019, no amount, if recognized, would affect the Company’s effective tax rate.

The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not accrued interest and penalties as of December 31, 2019 and 2018 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K includes an attestation report from our independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Atara Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in the method of accounting for leases in 2019 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the optional transition method.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 27, 2020

Item 9B. Other Information

At the Market Offering Facility

On February 27, 2020, we entered into a sales agreement, or the 2020 ATM Facility, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.0001 per share, or the Common Stock, having an aggregate offering price of up to $100.0 million through Cowen, as sales agent.

Cowen may sell the Common Stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or any other trading market for our common stock. Cowen will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the 2020 ATM Facility, and we also have provided Cowen with customary indemnification rights.

We are not obligated to make any sales of Common Stock under the 2020 ATM Facility. The offering of shares of Common Stock pursuant to the 2020 ATM Facility will terminate upon the earlier of (i) the sale of all common stock subject to the 2020 ATM Facility or (ii) termination of the 2020 ATM Facility in accordance with its terms.

The foregoing description of the 2020 ATM Facility is qualified in its entirety by reference to the 2020 ATM Facility, a copy of which is attached hereto as Exhibit 1.1 and incorporated herein by reference.

The legal opinion of Cooley LLP relating to the shares of Common Stock being offered pursuant to the 2020 ATM Facility is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

Cognate Agreement

On December 24, 2019, we entered into the Commercial Manufacturing Services Agreement, or the Manufacturing Agreement, with Cognate, which was effective as of January 1, 2020. The Manufacturing Agreement supersedes the Development and Manufacturing Services Agreement, or the DSMA Agreement, with Cognate, dated August 10, 2015, as amended. The Manufacturing Agreement governs similar manufacturing services provided for under the DMSA Agreement with similar terms. Specifically, pursuant to the Manufacturing Agreement, Cognate provides process development and manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. Atara may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days.

To facilitate the entry into the Manufacturing Agreement, on November 27, 2019, we and Cognate also entered into a Fifth Amendment to the DMSA Agreement, or the DMSA Amendment, which amended the expiration date of the DMSA Agreement to December 31, 2019.

The foregoing summary descriptions of the Manufacturing Agreement and the DMSA Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Manufacturing Agreement and the DMSA Amendment, respectively, which are filed as exhibits hereto.

Chief Operations Officer

On February 27, 2020, we appointed Joseph Newell to the position of Executive Vice President, Chief Operations Officer.

Mr. Newell, age 50, has served as our Executive Vice President and Chief Technical Operations Officer since April 2017. From July 2015 to April 2017, he was Vice President, North America Manufacturing at Alexion Pharmaceuticals, Inc., a publicly traded biotechnology company. From March 2008 to July 2015, Mr. Newell served in various roles within Amgen, Inc., a publicly traded human therapeutics company, including as Executive Director and Plant Manager from August 2012 to September 2014 and Executive Director, Operations Strategic Planning from September 2014 to June 2015. He received a B.S. from California State Polytechnic University – Pomona.

In his new role, Mr. Newell will receive an annual salary of $450,000 and will have a bonus target equal to 45% of his base salary, to be paid upon achievement of certain corporate goals. In addition, in connection with his appointment, Mr. Newell will receive 17,000 stock options and 8,500 restricted stock units.

Mr. Newell has no family relationships with any director, executive officer or person nominated or chosen by Atara to become a director or executive officer of Atara. Mr. Newell is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2020 annual meeting of stockholders, or the Definitive Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2019, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

1.1	Sales Agreement, dated February 27, 2020, by and between Atara Biotherapeutics, Inc. and Cowen and Company, LLC					X

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	333-196936	4.1	07/10/2014

4.2	Form of Pre-Funded Warrant	8-K	001-36548	4.1	07/22/2019

4.3	Investors’ Rights Agreement, by and among Atara Biotherapeutics, Inc. and the stockholders named therein, dated March 31, 2014	S-1	333-196936	4.2	06/20/2014

4.4	Description of Securities					X

5.1	Opinion of Cooley LLP					X

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36548	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	10-Q	001-36548	10.1	11/07/2019

10.4*	2014 Employee Stock Purchase Plan	S-1/A	333-196936	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. 2018 Inducement Plan (the “Inducement Plan”)	10-Q	001-36548	10.1	05/08/2018

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	001-36548	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	001-36548	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	001-36548	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	333-196936	10.9	06/20/2014

10.10*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.	10-Q	001-36548	10.4	08/01/2018

10.11*	Form of Executive Employment Agreement	10-Q	001-36548	10.2	08/08/2019

10.12*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	001-36548	10.1	05/28/2019

10.13†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.14†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	001-36548	10.14	02/26/2019

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.15†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	001-36548	10.1	08/01/2018

10.16†	Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 2016, as amended	10-Q	001-36548	10.2	08/01/2018

10.17+	Second Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	001-36548	10.3	11/07/2019

10.18+	Second Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	001-36548	10.4	11/07/2019

10.19†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated August 2015, as amended	10-Q	001-36548	10.3	08/01/2018

10.20+	Amended and Restated Amendment No. 2 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2018	10-Q	001-36548	10.5	11/07/2019

10.21+	Amendment No. 3 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated June 28, 2019	10-Q	001-36548	10.6	11/07/2019

10.22+	Amendment No. 4 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2019					X

10.23+	Amendment No. 5 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 27, 2019					X

10.24+	Commercial Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated December 24, 2019					X

10.25	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	001-36548	10.29	03/04/2016

10.26	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	001-36548	10.1	05/04/2017

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

23.2	Consent of Cooley LLP (included in Exhibit 5.1)					X

24.1	Power of Attorney (included on signature page)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14A and 15D-14A					X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL					X

†	Confidential treatment has been granted for a portion of this exhibit.
+	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 27th day of February, 2020.

Atara Biotherapeutics, Inc.

By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pascal Touchon and Utpal Koppikar, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pascal Touchon
Pascal Touchon	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2020
/s/ Utpal Koppikar
Utpal Koppikar	Chief Financial Officer (principal financial and accounting officer)	February 27, 2020
/s/ Roy D. Baynes
Roy D. Baynes, M.D., Ph.D.	Director	February 27, 2020

/s/ Eric Dobmeier
Eric Dobmeier	Director	February 27, 2020

/s/ Matthew K. Fust
Matthew K. Fust	Director	February 27, 2020

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	February 27, 2020

/s/ William Heiden
William Heiden	Director	February 27, 2020

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	February 27, 2020