Form 10-Q
period 2020-03-31
Atara Biotherapeutics, Inc.
filed 2020-05-06
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the Registrant’s Common Stock as of April 30, 2020 was 58,952,045 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,203	$74,317
Short-term investments	144,428	184,792
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	14,392	13,689
Total current assets	229,217	272,992
Property and equipment, net	54,442	54,176
Operating lease assets	13,691	14,007
Restricted cash - long-term	1,200	1,200
Other assets	997	567
Total assets	$299,547	$342,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,079	$7,963
Accrued compensation	9,676	14,706
Accrued research and development expenses	7,827	8,341
Other current liabilities	5,938	5,733
Total current liabilities	31,520	36,743
Operating lease liabilities - long-term	13,809	14,136
Other long-term liabilities	1,396	1,282
Total liabilities	46,725	52,161

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2020 and December 31, 2019; 58,940 and 56,806 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	1,144,082	1,108,516
Accumulated other comprehensive income	204	220
Accumulated deficit	(891,470)	(817,961)
Total stockholders’ equity	252,822	290,781
Total liabilities and stockholders’ equity	$299,547	$342,942

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$57,659	$48,668
General and administrative	17,038	19,223
Total operating expenses	74,697	67,891
Loss from operations	(74,697)	(67,891)
Interest and other income, net	1,188	1,634
Net loss	$(73,509)	$(66,257)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(16)	378
Comprehensive loss	$(73,525)	$(65,879)
Net loss per common share:
Basic and diluted net loss per common share	$(1.20)	$(1.44)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	61,208	46,124

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	$6	$1,144,082	$204	$(891,470)	$252,822

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2019	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	$5	$877,133	$38	$(593,242)	$283,934

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(73,509)	$(66,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,644	12,269
Depreciation and amortization expense	1,949	1,648
Amortization (accretion) of investment premiums (discounts)	42	(458)
Non-cash operating lease expense	364	331
Asset retirement obligation accretion expense	19	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,888)	(1,434)
Other assets	(209)	38
Accounts payable	(590)	2,672
Accrued compensation	(5,030)	(3,177)
Accrued research and development expenses	(514)	(13,016)
Other current liabilities	(169)	(2,572)
Operating lease liabilities	(153)	(261)
Net cash used in operating activities	(67,044)	(70,200)
Investing activities
Purchases of short-term investments	(56,851)	(7,427)
Proceeds from maturities and sales of short-term investments	97,157	75,819
Purchases of property and equipment	(1,333)	(796)
Net cash provided by investing activities	38,973	67,596
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	24,277	—
Proceeds from employee stock awards	1,330	2,747
Taxes paid related to net share settlement of restricted stock units	(1,395)	(4,575)
Principal payments on finance lease obligations	(90)	(98)
Other financing activities, net	(165)	—
Net cash provided by (used in) financing activities	23,957	(1,926)
Decrease in cash, cash equivalents and restricted cash	(4,114)	(4,530)
Cash, cash equivalents and restricted cash at beginning of period	75,711	62,092
Cash, cash equivalents and restricted cash at end of period	$71,597	$57,562
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,098	$666
Finance lease assets obtained in exchange for lease obligations	$281	$—
Accrued costs related to ATM facilities	$112	$—
Receivable for options exercised	$—	$151
Supplemental cash flow disclosure
Cash paid for interest	$17	$—
Cash paid for income taxes	$—	$—

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with severe diseases, including solid tumors, hematologic cancers and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atara and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except for the adoption of accounting pronouncements relating to credit losses on financial instruments, implementation of cloud computing arrangements, and simplification of income tax accounting, effective January 1, 2020, as discussed below. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the accompanying financial statements are issued. We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of March 31, 2020, we had an accumulated deficit of $891.5 million.

As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that our cash, cash equivalents and short-term investments as of March 31, 2020 will be sufficient to fund our planned operations into the second quarter of 2021. However, the uncertainties inherent in the Company’s future operations and in our ability to obtain additional funding raise substantial doubt about our ability to continue as a going concern beyond one year from the date these financial statements are issued. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We currently plan to raise additional funding as required, based on the status of our development programs and our projected cash flows. We may also need to pursue the sale or sublicense of rights to the Company’s programs and assets on terms potentially unfavorable to us. If we are unable to obtain additional funding, we will be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of any Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Other than the ASUs we adopted effective January 1, 2020 and listed below, all other ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Adoption of New Accounting Pronouncements

We adopted ASU No. 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05 and 2019-11), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, prospectively on January 1, 2020. Under this new guidance, a company is required to estimate credit losses on certain types of financial instruments using an expected-loss model, replacing the current incurred-loss model, and record the estimate through an allowance for credit losses. We do not hold material amounts of the types of financial instruments impacted by this guidance on our balance sheet. The guidance also establishes a new impairment model for available-for-sale debt securities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019.

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective January 1, 2020, electing a prospective adoption method. The new standard requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service. Capitalized implementation costs are classified in the same line on the balance sheet as amounts prepaid for hosted cloud computing arrangement service, or prepaid expenses and other assets. The amortization of the capitalized asset is presented in the same line on the statement of operations and comprehensive loss as the fees for the associated hosted cloud computing arrangement service and not included with depreciation or amortization expense related to property and equipment or intangible assets. Cash flows related to capitalized implementation costs are presented consistent with the presentation of cash flows for fees related to the hosted cloud computing arrangement service, or cash flows used in operating activities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019.

We adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of January 1, 2020, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The provisions of the ASU that are applicable to Atara are applied on a prospective basis. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2020 and 2019.

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

Potential dilutive securities, which include unvested restricted stock units (“RSUs”), unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2020	2019
Unvested RSUs	3,630,713	1,860,374
Vested and unvested options	8,096,471	6,842,443
ESPP share purchase rights	178,397	37,538
Total	11,905,581	8,740,355

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$42,382	$—	$—	$42,382
U.S. Treasury obligations	Level 2	58,993	318	—	59,311
Government agency obligations	Level 2	6,686	9	(2)	6,693
Corporate debt obligations	Level 2	85,121	92	(210)	85,003
Commercial paper	Level 2	14,471	—	—	14,471
Asset-backed securities	Level 2	5,269	2	(4)	5,267
Total available-for-sale securities		212,922	421	(216)	213,127
Less: amounts classified as cash equivalents		(68,689)	(10)	—	(68,699)
Amounts classified as short-term investments		$144,233	$411	$(216)	$144,428

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$63,554	$—	$—	$63,554
U.S. Treasury obligations	Level 2	52,805	46	(1)	52,850
Government agency obligations	Level 2	6,151	1	(1)	6,151
Corporate debt obligations	Level 2	100,512	180	(10)	100,682
Commercial paper	Level 2	26,290	—	—	26,290
Asset-backed securities	Level 2	7,266	6		7,272
Certificates of deposit	Level 2	500	—	—	500
Total available-for-sale securities		257,078	233	(12)	257,299
Less: amounts classified as cash equivalents		(72,507)	—	—	(72,507)
Amounts classified as short-term investments		$184,571	$233	$(12)	$184,792

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2020		As of December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$174,851	$174,853	$214,085	$214,199
Maturing in one to five years	38,071	38,274	42,993	43,100
Total available-for-sale securities	$212,922	$213,127	$257,078	$257,299

As of March 31, 2020, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2020 and 2019, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of March 31, 2020 and December 31, 2019, accrued interest receivable was $0.8 million and $0.9 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the three months ended March 31, 2020 and 2019.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2020 and December 31, 2019, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$70,203	$74,317
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$71,597	$75,711

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$49,703	$49,028
Lab equipment	7,060	6,815
Machinery and equipment	4,074	3,832
Computer equipment and software	3,797	3,299
Furniture and fixtures	2,019	1,764
Construction in progress	1,356	1,116
Property and equipment, gross	68,009	65,854
Less: accumulated depreciation and amortization	(13,567)	(11,678)
Property and equipment, net	$54,442	$54,176

Depreciation and amortization expense was $1.9 million and $1.6 million for the three months ended March 31, 2020 and 2019.

6.	License and Collaboration Agreements

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

In May 2018 and December 2018, we licensed additional technology from MSK. In connection with the effectiveness of the December 2018 license agreement, we made upfront cash payments of $12.5 million in the first quarter of 2019, which were recorded as research and development expense in our consolidated statement of operations and comprehensive loss in the fourth quarter of 2018. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology. We exercised this option in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to eliminate our license to certain rights related to cytomegalovirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed additional rights related to our MSK-partnered next-generation CAR T programs from MSK in May 2018 and we licensed rights related to our next-generation CAR T programs from Moffitt Cancer Center in August 2018, and we agreed to collaborate through sponsored research in connection with each of these licenses. We also licensed rights related to our MSK-partnered next generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2020 and December 31, 2019, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement - In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate BioServices, Inc. (“Cognate”) to supersede the Development and Manufacturing Agreement that was entered into with Cognate in August 2015 and amended in December 2017, May 2018, November 2018, June 2019 and November 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement is from January 1, 2020 until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days.
7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2020 and December 31, 2019, there were immaterial and no amounts accrued related to contract termination charges or minimum purchase volumes not being met, respectively.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2020 and December 31, 2019.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2020 and December 31, 2019.

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase shares of common stock. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2020, 2,888,526 pre-funded warrants were outstanding.

ATM Facilities

In February 2019, we entered into a sales agreement (the “2019 ATM Facility”) with Cowen and Company, LLC (“Cowen”), which provides for the sale, in our sole discretion, of shares of our common stock, in the aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2019 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2019 ATM Facility.

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

During the three months ended March 31, 2020, we sold an aggregate of 1,528,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.50 per share, for gross proceeds of $23.7 million and net proceeds of $23.1 million, after deducting commissions and other offering expenses payable by us. Additionally, on January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of common stock under the 2019 ATM Facility that occurred during 2019. As of March 31, 2020, $25.9 million and $100.0 million of common stock remained available to be sold under the 2019 ATM Facility and 2020 ATM Facility, respectively, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years. In the first quarter of 2020, we granted performance-based RSUs to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based RSUs that ultimately vests depends upon if, when and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of March 31, 2020, a total of 14,316,451 shares of common stock were reserved for issuance under the 2014 EIP, of which 2,483,425 shares were available for future grant and 11,833,026 shares were subject to outstanding options and RSUs, including performance-based RSUs.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of March 31, 2020, 1,196,086 shares of common stock were reserved for issuance under the Inducement Plan, of which 272,336 shares were available for future grant and 923,750 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	1,910,764	$26.93
Granted	3,387,890	$12.15
Forfeited	(85,851)	$18.66
Vested	(552,498)	$25.04
Unvested as of March 31, 2020	4,660,305	$16.56

As of March 31, 2020, there was $63.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,934,262	$28.25
Granted	1,489,925	12.91
Exercised	(93,719)	14.19
Forfeited or expired	(233,997)	32.28
Outstanding as of March 31, 2020	8,096,471	$25.47	6.5	$-

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2020 and the exercise price of outstanding, in-the-money options. As of March 31, 2020, there was $71.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.0 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2020:

Total Shares Reserved
2014 Equity Incentive Plan	14,316,451
2018 Inducement Plan	1,196,086
2014 Employee Stock Purchase Plan	1,233,317
Total reserved shares of common stock	16,745,854

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$7,650	$6,065
General and administrative	4,994	6,204
Total stock-based compensation expense	$12,644	$12,269

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with severe diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, Atara is the most advanced allogeneic T-cell immunotherapy company and intends to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-associated diseases or other severe diseases through incorporation of engineered chimeric antigen receptors, or CARs, or T-cell receptors, or TCRs. Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

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

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, and requires a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. In addition, our manufacturing facility is capable of producing multiple types of therapies and Atara MatchMe™, our proprietary T-cell order management platform, is being developed to select and deliver the most appropriate treatments to the healthcare teams caring for patients.

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

Pipeline

Tab-cel®

Atara’s most advanced T-cell immunotherapy, tab-cel®, is in Phase 3 development for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2018. Tab-cel® is also under development for other EBV-associated hematologic malignancies and solid tumors through a multi-cohort study, and for nasopharyngeal carcinoma, or NPC, in a separate clinical study.

While clinical study operations and the opening of additional Phase 3 study sites in the United States, Canada and Europe have been impacted by the spread of COVID-19, at this time most sites remain open for patient enrollment, and we believe we remain on track to initiate a biologics license application, or BLA, submission for patients with EBV+ PTLD in the second half of 2020. We plan to discuss the totality of tab-cel® data with the U.S. Food and Drug Administration, or FDA, in a pre-BLA meeting prior to initiating the BLA submission. We remain in discussions with the European Medicines Agency, or EMA, and have submitted a Pediatric Investigation Plan, or PIP, to EMA. Following an agreement with EMA on the PIP, we plan to submit a tab-cel® EU marketing authorization application for patients with EBV+ PTLD in 2021.

In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of a hematopoietic cell transplants, or HCT, cohort for EBV+ PTLD patients who have failed rituximab and a single solid organ transplant, or SOT, cohort for EBV+ PTLD patients who have failed rituximab with both chemotherapy and non-chemotherapy prior treatment experience. Additionally, we expect to expand the ALLELE study geographically to include clinical sites outside the U.S. We have submitted clinical trial applications, or CTAs, to several European countries to enable opening European clinical sites in 2020, and our CTAs in United Kingdom, Spain, France and Austria have been approved.

We expect to pursue development of tab-cel® in earlier lines of therapy, including in our planned Phase 2 multi-cohort study. Based on clinical data from treating a variety of ultra-rare EBV+ diseases, we expect to initiate enrollment in this study, including up to six additional ultra-rare EBV+ patient populations, in the second half of 2020.

Our Phase 1/2 study of tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC enrolled the final planned patient in the Phase 1b part of the study in February 2020. Based on our market research, we estimate the incidence during 2018 of NPC in the U.S., United Kingdom, France, Germany, Italy and Spain was collectively approximately 3,800 patients and approximately 71,000 patients in East Asia. Our study is designed to address a sub-population of the total incidence of this disease.

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

Following a six-month assessment of patients in cohort 3 of this study, we selected this cohort 3 dose to initiate the randomized, placebo-controlled Phase 1b part of this study. Although we have temporarily paused the screening and enrollment of patients in this study to ensure sites can focus on meeting the needs of patients with COVID-19 and to protect the safety of study participants, investigators and staff, we still expect to initiate enrollment in the second or third quarter of 2020. We expect to present ATA188 Phase 1a six-month clinical results for the dose-escalating cohorts 1-4 and 12-month results for cohorts 1-3 in an appropriate forum in the second quarter of 2020. Additionally, we expect to present 12-month cohort 4 data in the second half of 2020.

ATA2271/ATA3271

Atara’s pipeline includes next-generation CAR T immunotherapies for patients with hematologic malignancies and solid tumors, including ATA2271 and ATA3271 targeting mesothelin, which are partnered with MSK.

We have prioritized our mesothelin-targeted next-generation CAR T program, which consists of ATA2271 and ATA3271. Results from an academic program run by our collaborators at MSK have demonstrated that regionally-delivered mesothelin-targeted, 1st generation autologous CAR T cells were well tolerated and showed encouraging anti-tumor activity in combination with pembrolizumab, a PD-1 checkpoint inhibitor. These collaborator results support our planned development of ATA2271, a next-generation, mesothelin-targeted autologous CAR T immunotherapy using MSK’s novel 1XX CAR signaling domain and PD-1 dominant negative receptor, or DNR, checkpoint inhibition technologies for patients with mesothelin-associated solid tumors. We expect our collaborators at MSK to submit an investigational new drug, or IND, application to the FDA for ATA2271 for patients with advanced mesothelioma in the second or third quarter of 2020. Data from IND-enabling studies for ATA2271 are expected to be presented at an appropriate forum in the second quarter of 2020. Additional clinical data for the first-generation academic program from MSK are expected to be presented in an upcoming forum in the second half of 2020. In parallel, we have initiated IND-enabling studies for an allogeneic version of this mesothelin CAR T program, ATA3271.

ATA3219

We are also developing ATA3219, an off-the-shelf allogeneic CAR T immunotherapy targeting CD19 for patients with B-cell lymphomas, to serve as a potential proof-of-concept for our next generation technologies and allogeneic EBV CAR T platform, and we have initiated IND-enabling studies for this program.

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

In addition to our manufacturing facility, we also work with Cognate BioServices, Inc., or Cognate, pursuant to a Commercial Manufacturing Services Agreement, or the Manufacturing Agreement, that we entered into in December 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least ninety days.

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

Our net losses were $73.5 million and $66.3 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $891.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2020, our cash, cash equivalents and short-term investments totaled $214.6 million, which we intend to use to fund our operations. We are actively seeking additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our ongoing Phase 3 or other clinical studies;
•	the scope, rate of progress, and expenses of our ongoing clinical studies, potential additional clinical studies and other research and development activities;
•	the potential review or reanalysis of our clinical study results;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates or discontinuation rates of patients, including any potential impact of the COVID-19 pandemic;

•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	changing medical practice patterns related to the indications we are investigating;
•	significant and changing government regulation;
•	disruptions caused by manmade or natural disasters or public health pandemics or epidemics, including, for example, the recent outbreak of COVID-19; and
•	the timing and receipt of any regulatory approvals, as well as potential post-market requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-13, as amended, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, and ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, none of which had a material impact to us as disclosed in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2020 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
Tab-cel® expenses	$14,798	$11,639	$3,159
ATA188, CAR T and other program expenses	4,115	6,106	(1,991)
Employee and overhead expenses	38,746	30,923	7,823
Total research and development expenses	$57,659	$48,668	$8,991

Tab-cel® expenses were $14.8 million in the three months ended March 31, 2020, as compared to $11.6 million in the comparative 2019 period. The increase was primarily due to increased production activity, as well as process performance qualification activities at our manufacturing facility.

ATA188, CAR T and other program expenses were $4.1 million in the three months ended March 31, 2020, as compared to $6.1 million in the comparative 2019 period. The decrease in 2020 was primarily related to lower clinical study, manufacturing and other outside services costs for programs that are no longer in active development.

Employee and overhead expenses were $38.7 million in the three months ended March 31, 2020, as compared to $30.9 million in the comparative 2019 period. The increase was primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. For the three months ended March 31, 2020, payroll and related costs increased by $6.2 million, facility-related costs increased by $1.3 million and professional services costs increased by $0.3 million.

General and administrative expenses

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)
	(in thousands)
General and administrative expenses	$17,038	$19,223	$(2,185)

General and administrative expenses decreased to $17.0 million in the three months ended March 31, 2020, as compared to $19.2 million in the comparative 2019 period. The decrease in 2020 was primarily due to a decrease in professional services costs.

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

During the three months ended March 31, 2020, we sold an aggregate of 1,528,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.50 per share for net proceeds of $23.1 million, after deducting commissions and other offering expenses payable by us. Additionally, on January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of our common stock under the 2019 ATM Facility that occurred during 2019.

We have incurred losses and negative cash flows from operations in each year since inception. As of March 31, 2020, we had an accumulated deficit of $891.5 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses in the foreseeable future. Additionally, as a result of the COVID-19 outbreak, we have experienced, and may experience in the future, disruptions that could severely impact our business, preclinical studies and clinical trials. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we are actively seeking additional funds through additional public or private equity offerings or debt financings including by utilizing our ATM facilities, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. However, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a consequence, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. We may face similar difficulties in obtaining funding through debt financing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2020 will be sufficient to fund our planned operations into the second quarter of 2021. Refer to the going concern evaluation under Note 2 to our unaudited interim condensed consolidated financial statements included in this report.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$70,203	$74,317
Short-term investments	144,428	184,792
Total cash, cash equivalents and short-term investments	$214,631	$259,109

Cash Flows

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(67,044)	$(70,200)
Investing activities	38,973	67,596
Financing activities	23,957	(1,926)
Net decrease in cash, cash equivalents and restricted cash	$(4,114)	$(4,530)

Operating activities

Net cash used in operating activities was $67.0 million in the 2020 period as compared to $70.2 million in the 2019 period. The decrease of $3.2 million was primarily due to decreased working capital usage, partially offset by a $7.3 million increase in net loss.

Investing activities

Net cash provided by investing activities in the 2020 period consisted primarily of $97.2 million received from maturities and sales of available-for-sale securities, partially offset by $56.9 million used to purchase available-for-sale securities and $1.3 million in purchases of property and equipment. Net cash provided by investing activities in the 2019 period consisted primarily of $75.8 million received from maturities and sales of available-for-sale securities, partially offset by $7.4 million used to purchase available-for-sale securities.

Financing activities

Net cash provided by financing activities in the 2020 period consisted primarily of $24.3 million of net proceeds received from the 2019 ATM Facility and $1.3 million of net proceeds from employee stock award transactions, partially offset by $1.4 million of taxes paid related to the net share settlement of RSUs. Net cash used in financing activities in the 2019 period consisted primarily of $4.6 million of taxes paid related to the net share settlement of restricted stock, partially offset by $2.7 million of net proceeds from employee stock transactions.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the second quarter of 2021. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. Currently, we are actively seeking additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing and planned clinical and preclinical studies for our product candidates, including any potential impact of the COVID-19 pandemic;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We are actively seeking and expect to continue to seek access to the equity and debt capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

As a result of economic conditions, general global economic uncertainty, political change and other factors, including the ongoing COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we will be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

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

In May 2019, we entered into a new lease agreement for our approximately 8,800 square feet of office and lab space in Aurora, Colorado. The term of this lease expires in April 2024. The contractual obligations during the lease term are $1.1 million in aggregate.

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one of our contract manufacturing agreements which we may terminate for convenience upon six months’ written notice. There have been no material changes to our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2020, we reported a net loss of $73.5 million and we had an accumulated deficit of $891.5 million as of March 31, 2020.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the second quarter of 2021. As of March 31, 2020, we had total cash, cash equivalents and short-term investments of $214.6 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds. While we are actively seeking additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2020 we had cash, cash equivalents and short-term investments of $214.6 million. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We will require additional capital to sustain our operations. We are actively seeking additional funds through equity or debt financings or through collaborations, licensing transactions or other sources. However, there can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. We may implement cost reduction strategies, which may include amending, delaying, limiting, reducing, or terminating one or more of our ongoing or planned clinical trials of our product candidates. These factors raise substantial doubt about our ability to continue as a going concern.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions and uncertainty concerning the COVID-19 pandemic or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

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

Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, clinical trial sites or other business operations.

Our business could be adversely affected by health epidemics and pandemics, including the recent outbreak of COVID-19, which has presented a substantial public health and economic challenge around the world, and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including a California executive order and many other foreign, state and local orders (including in locations where we operate facilities), which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. As a result of these recent developments, we have implemented work-from-home policies for most of our employees. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. The effects of current and potential future state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies and other similar, and perhaps more severe, actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact our manufacturing capabilities and third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, contract manufacturing organizations and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products.

Our clinical trials may be affected by health epidemics, including the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed as a result of the pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD remain open to enrollment for patients, governmental orders related to COVID-19, or fear of infection, may limit patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. In April 2020, we announced that we were pausing the screening and enrollment of patients in our Phase 1b study of ATA188 in patients with progressive MS. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic and the various actions taken in response to it may be difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the ongoing COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’s Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from that which have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

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

Moreover, final study results may not be consistent with interim study results. Efficacy data from prospectively designed studies may differ significantly from those obtained from retrospective subgroup analyses. In addition, clinical data obtained from a clinical study with an allogeneic product candidate may not yield the same or better results as compared to an autologous product candidate. If later-stage clinical studies do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted. Even if we believe that we have adequate data to support an application for regulatory approval to market any of our product candidates, the FDA or other regulatory authorities may not agree and may require that we conduct additional clinical studies.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delays in enrollment due to travel, shelter-in-place or quarantine policies, or other factors, related to the COVID-19 pandemic;
•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study design that we are able to execute;
•	delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study;

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

•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating; and

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the recent COVID-19 pandemic.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact treatment practices that relate to the indications our product candidates address. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a small patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. As a result of the COVID-19 pandemic, we have observed a temporary slow-down in stem cell and solid organ transplant volumes. If these reductions are not transient, but instead are long-lasting, this reduction could result in lower PTLD incidence and thus reduced demand for tab-cel®. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, or the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

The processes by which our product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the existing processes with our partners to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors.

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

We intend to manufacture a majority of our product candidates ourselves. Delays in receiving regulatory approvals for product candidates produced in our manufacturing facility could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within our manufacturing facility in Thousand Oaks, California are currently supporting preclinical development activities. The facility commissioning and qualification activities required to support production at our facility were completed in 2018. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for manufacturing product candidates in our facility are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

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

Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical studies, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could harm our business.

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

We rely in part on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third-

party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate, such as during the COVID-19 pandemic. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our ability to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the U.S. Third-party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There remain judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. In March 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020.

It is unclear how this litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the Affordable Care Act. Any other executive, legislative or judicial action to “repeal and replace” all or part of the Affordable Care Act may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new healthcare legislation, could result in significant changes to the healthcare system which may adversely affect our business in unpredictable ways.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. presidential administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, in May 2018, the U.S. presidential administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although some of these and other proposals may require additional authorization to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses including EBV and is planning to initiate several Phase 3 studies in 2020 and Tessa Therapeutics Pte Ltd., or Tessa, which has a Phase 3 autologous EBV-specific T-cell therapy (TT10) and a preclinical product candidate that is an allogeneic CD30-targeted CAR EBV-specific T-cell therapy.

Competition in the MS market is high with at least eighteen therapies, including three generics, approved for the treatment of relapsing forms of MS, or RMS, including clinically isolated syndrome, relapsing-remitting disease, or RRMS, and active secondary progressive disease, in the U.S. and EU. There are many competitors in the RMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Zeposia® (ozanimod), marketed by Bristol Myers Squibb, and Vumerity™ (diroximel fumarate), marketed by Biogen, was approved in the U.S. for the treatment of RMS, and Mayzent® (siponimod), marketed by Novartis, was approved in the EU for the same indication. There are numerous development candidates in Phase 3 studies for RMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and EMD Serono’s BTK inhibitor, evobrutinib. Novartis and J&J have completed Phase 3 studies of their anti-CD20 monoclonal antibody, ofatumumab, and sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, respectively, and have sought regulatory approval for these candidates in the U.S. and EU.

Two therapies have been approved for the treatment of non-relapsing, progressive forms of MS. Ocrevus® is approved in the U.S. and EU for the treatment of PPMS. Mitoxantrone, which is now generic, is approved to treat SPMS, without relapses, in the U.S.

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

There are currently two CAR T therapies approved in the U.S. and EU, Novartis’ Kymriah® (tisagenlecleucel) and Gilead/Kite’s Yescarta® (axicabtagene ciloleucel). Bristol-Myers Squibb filed its BLA to the US FDA for lisocabtagene maraleucel (liso-cel) in December 2019. There are many CAR T therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR, or chimeric antigen receptor, platforms being developed with differences in donor cell type and technology approach to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g. small molecules, antibodies) in the indication of interest.

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

As of March 31, 2020, we had 409 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal healthcare Anti-Kickback Statute, which governs our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal physician sunshine requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, as defined by this law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

Our internal computer systems, and those of our partners, our CROs, our CMOs, and other business vendors on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural or man-made disasters, fire, terrorism, war and telecommunication and electrical failures. We exercise little or no control over these third parties, which increases our vulnerability to problems with their systems. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

Changes in tax laws or regulations that are applied adversely to us or our customers may have an adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. However, given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.

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

As of December 31, 2019, we reported U.S. federal and state NOLs of approximately $547.7 million and $695.4 million, respectively. Our federal NOLs generated prior to 2018 aggregating to $77.1 million will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, and our state NOLs will begin to expire in 2032. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the utilization of such federal NOLs arising in taxable years beginning after 2020 is limited to 80% of current year taxable income. Not all states conform to the Tax Act or CARES Act and other states have varying conformity to the Tax Act or CARES Act.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. Two of our corporate locations are located in California, an area prone to earthquakes and fires. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, including, for example, the COVID-19 pandemic.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2018 through March 31, 2020, the reported sale price of our common stock has fluctuated between $4.52 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and healthcare spending and delivery, including the possible repeal and/or replacement of all or portions of the Affordable Care Act or changes in tariffs and other restrictions on free trade stemming from U.S. and foreign government policies, or for other reasons, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These market fluctuations may adversely affect the trading price of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options or warrants, and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions and uncertainty concerning the COVID-19 pandemic or other factors, the potential magnitude of this dilution will increase. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.					X

*	Indicates management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.

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
Date: May 6, 2020

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)