Form 10-Q
period 2020-06-30
Atara Biotherapeutics, Inc.
filed 2020-08-05
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the Registrant’s Common Stock as of July 31, 2020 was 74,307,894 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,511	$74,317
Short-term investments	273,201	184,792
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	11,081	13,689
Total current assets	358,987	272,992
Property and equipment, net	53,587	54,176
Operating lease assets	13,321	14,007
Restricted cash - long-term	1,200	1,200
Other assets	1,016	567
Total assets	$428,111	$342,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,106	$7,963
Accrued compensation	12,657	14,706
Accrued research and development expenses	8,244	8,341
Other current liabilities	5,677	5,733
Total current liabilities	31,684	36,743
Operating lease liabilities - long-term	13,420	14,136
Other long-term liabilities	1,882	1,282
Total liabilities	46,986	52,161

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2020 and December 31, 2019; 74,308 and 56,806 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	6
Additional paid-in capital	1,349,234	1,108,516
Accumulated other comprehensive income	810	220
Accumulated deficit	(968,926)	(817,961)
Total stockholders’ equity	381,125	290,781
Total liabilities and stockholders’ equity	$428,111	$342,942

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$61,560	$52,251	$119,219	$100,919
General and administrative	16,392	23,284	33,430	42,507
Total operating expenses	77,952	75,535	152,649	143,426
Loss from operations	(77,952)	(75,535)	(152,649)	(143,426)
Interest and other income, net	497	1,207	1,685	2,841
Loss before provision for income taxes	(77,455)	(74,328)	(150,964)	(140,585)
Provision for income taxes	1	—	1	—
Net loss	$(77,456)	$(74,328)	$(150,965)	$(140,585)
Other comprehensive gain:
Unrealized gain on available-for-sale securities	606	135	590	513
Comprehensive loss	$(76,850)	$(74,193)	$(150,375)	$(140,072)
Net loss per common share:
Basic and diluted net loss per common share	$(1.14)	$(1.60)	$(2.34)	$(3.04)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	67,975	46,426	64,592	46,276

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	6	1,144,082	204	(891,470)	252,822
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $370	14,958	1	189,300	—	—	189,301
RSU settlements, net of shares withheld	219	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	191	—	1,904	—	—	1,904
Stock-based compensation expense	—	—	13,948	—	—	13,948
Net loss	—	—	—	—	(77,456)	(77,456)
Unrealized gain on available-for-sale securities	—	—	—	606	—	606
Balance as of June 30, 2020	74,308	$7	$1,349,234	$810	$(968,926)	$381,125

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2019	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	5	877,133	38	(593,242)	283,934
Issuance of common stock through ATM facilities, net of commissions and offering costs of $338	359	—	7,630	—	—	7,630
RSU settlements, net of shares withheld	120	—	(2,095)	—	—	(2,095)
Issuance of common stock pursuant to employee stock awards	97	—	1,802	—	—	1,802
Stock-based compensation expense	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(74,328)	(74,328)
Unrealized gain on available-for-sale securities	—	—	—	135	—	135
Balance as of June 30, 2019	46,883	$5	$899,671	$173	$(667,570)	$232,279

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(150,965)	$(140,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,592	27,470
Depreciation and amortization expense	4,002	3,385
Amortization (accretion) of investment premiums (discounts)	170	(817)
Non-cash operating lease expense	734	576
Loss on disposals of property and equipment	93	127
Asset retirement obligation accretion expense	38	35
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,423	720
Operating lease assets	-	238
Other assets	(288)	255
Accounts payable	(2,933)	2,649
Accrued compensation	(2,049)	(2,814)
Accrued research and development expenses	(97)	(14,071)
Other current liabilities	(406)	(1,658)
Operating lease liabilities	(535)	(299)
Other long-term liabilities	541	—
Net cash used in operating activities	(123,680)	(124,789)
Investing activities
Purchases of short-term investments	(228,224)	(17,589)
Proceeds from maturities and sales of short-term investments	140,235	136,876
Purchases of property and equipment	(3,409)	(1,534)
Proceeds from sale of property and equipment	—	96
Net cash (used in) provided by investing activities	(91,398)	117,849
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	189,623	—
Proceeds from issuance of common stock through ATM facilities, net	24,172	7,630
Proceeds from employee stock awards	3,234	4,676
Taxes paid related to net share settlement of restricted stock units	(1,395)	(6,670)
Principal payments on finance lease obligations	(197)	(235)
Other financing activities, net	(165)	—
Net cash provided by financing activities	215,272	5,401
Increase (decrease) in cash, cash equivalents and restricted cash	194	(1,539)
Cash, cash equivalents and restricted cash at beginning of period	75,711	62,092
Cash, cash equivalents and restricted cash at end of period	$75,905	$60,553
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$253	$473
Finance lease assets obtained in exchange for lease obligations	$281	$—
Accrued costs related to underwritten public offering	$322	$—
Receivable for options exercised	$—	$24
Supplemental cash flow disclosure
Cash paid for interest	$37	$31
Cash paid for income taxes	$1	$—

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

Liquidity

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of June 30, 2020, we had an accumulated deficit of $968.9 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that our cash, cash equivalents and short-term investments as of June 30, 2020 will be sufficient to fund our planned operations into 2022.

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

Adoption of New Accounting Pronouncements

We adopted ASU No. 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05 and 2019-11), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, prospectively on January 1, 2020. Under this new guidance, a company is required to estimate credit losses on certain types of financial instruments using an expected-loss model, replacing the current incurred-loss model, and record the estimate through an allowance for credit losses. We do not hold material amounts of the types of financial instruments impacted by this guidance on our balance sheet. The guidance also establishes a new impairment model for available-for-sale debt securities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2020 and 2019.

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective January 1, 2020, electing a prospective adoption method. The new standard requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service. Capitalized implementation costs are classified in prepaid expenses and other assets. The amortization of the capitalized asset is presented in the same line on the statement of operations and comprehensive loss as the fees for the associated hosted cloud computing arrangement service and not included with depreciation or amortization expense related to property and equipment or intangible assets. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2020 and 2019.

We adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of January 1, 2020, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The provisions of the ASU that are applicable to Atara are applied on a prospective basis. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and six months ended June 30, 2020 and 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of June 30,
	2020	2019
Unvested RSUs	3,414,239	1,531,211
Vested and unvested options	8,476,516	7,291,729
ESPP share purchase rights	26,690	15,296
Total	11,917,445	8,838,236

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$54,181	$—	$—	$54,181
U.S. Treasury obligations	Level 2	186,555	202	(1)	186,756
Government agency obligations	Level 2	6,080	9	-	6,089
Corporate debt obligations	Level 2	81,631	599	(8)	82,222
Commercial paper	Level 2	9,988	—	—	9,988
Asset-backed securities	Level 2	7,256	9	—	7,265
Total available-for-sale securities		345,691	819	(9)	346,501
Less: amounts classified as cash equivalents		(73,300)	—	—	(73,300)
Amounts classified as short-term investments		$272,391	$819	$(9)	$273,201

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$63,554	$—	$—	$63,554
U.S. Treasury obligations	Level 2	52,805	46	(1)	52,850
Government agency obligations	Level 2	6,151	1	(1)	6,151
Corporate debt obligations	Level 2	100,512	180	(10)	100,682
Commercial paper	Level 2	26,290	—	—	26,290
Asset-backed securities	Level 2	7,266	6		7,272
Certificates of deposit	Level 2	500	—	—	500
Total available-for-sale securities		257,078	233	(12)	257,299
Less: amounts classified as cash equivalents		(72,507)	—	—	(72,507)
Amounts classified as short-term investments		$184,571	$233	$(12)	$184,792

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2020		As of December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$308,021	$308,492	$214,085	$214,199
Maturing in one to five years	37,670	38,009	42,993	43,100
Total available-for-sale securities	$345,691	$346,501	$257,078	$257,299

As of June 30, 2020, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and six months ended June 30, 2020 and 2019, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of June 30, 2020 and December 31, 2019, accrued interest receivable was $0.8 million and $0.9 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the three and six months ended June 30, 2020 and 2019.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2020 and December 31, 2019, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$74,511	$74,317
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$75,905	$75,711

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$50,038	$49,028
Lab equipment	7,581	6,815
Machinery and equipment	4,216	3,832
Computer equipment and software	3,976	3,299
Furniture and fixtures	2,052	1,764
Construction in progress	1,228	1,116
Property and equipment, gross	69,091	65,854
Less: accumulated depreciation and amortization	(15,504)	(11,678)
Property and equipment, net	$53,587	$54,176

Depreciation and amortization expense was $2.1 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.0 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.

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

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed additional rights related to our MSK-partnered next-generation CAR T programs from MSK in May 2018 and we licensed rights related to our next-generation CAR T programs from Moffitt Cancer Center in August 2018, and we agreed to collaborate through sponsored research in connection with each of these licenses. We also licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2020 and December 31, 2019, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement - In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate BioServices, Inc. (“Cognate”) to supersede the Development and Manufacturing Agreement that was entered into with Cognate in August 2015 and amended in December 2017, May 2018, November 2018, June 2019 and November 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement is from January 1, 2020 until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least 90 days.

7.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2020 and December 31, 2019, there were no amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2020 and December 31, 2019.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2020 and December 31, 2019.

Equity Offerings

In the second quarter of 2020, we issued and sold 12,633,039 shares of common stock at a public offering price of $11.32 per share and pre-funded warrants to purchase 2,866,961 shares of common stock at a public offering price of $11.3199 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. We granted the underwriters an option to purchase up to 2,325,000 additional shares of our common stock at a public offering price of $11.32, less underwriting discounts and commissions. The full option was exercised by the underwriters in June 2020. The gross proceeds from this public offering were $201.8 million, resulting in net proceeds of $189.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2020, none of these pre-funded warrants have been exercised, and all 2,866,961 pre-funded warrants were outstanding.

As part of our July 2019 underwritten public offering, we also issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock with terms similar to those above. As of June 30, 2020, pre-funded warrants to purchase 2,888,526 shares of our common stock were outstanding.

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

During the three months ended June 30, 2020, we did not sell any common stock under the ATM facilities. During the six months ended June 30, 2020, we sold an aggregate of 1,528,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.50 per share, for gross proceeds of $23.7 million and net proceeds of $23.0 million, after deducting commissions and other offering expenses payable by us. On January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of common stock under the 2019 ATM Facility that occurred during December 2019. As of June 30, 2020, $25.9 million and $100.0 million of common stock remained available to be sold under the 2019 ATM Facility and 2020 ATM Facility, respectively, subject to certain conditions as specified in the sales agreements.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years. In 2020, we granted performance-based awards to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based awards that ultimately vests depends upon if, when and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of June 30, 2020, a total of 14,127,804 shares of common stock were reserved for issuance under the 2014 EIP, of which 2,213,656 shares were available for future grant and 11,914,148 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. As of June 30, 2020, 1,141,086 shares of common stock were reserved for issuance under the Inducement Plan, of which 170,773 shares were available for future grant and 970,313 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	1,910,764	$26.93
Granted	3,657,440	$11.93
Forfeited	(408,614)	$19.75
Vested	(771,145)	$22.80
Unvested as of June 30, 2020	4,388,445	$15.82

As of June 30, 2020, there was $54.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.7 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,934,262	$28.25
Granted	2,341,925	11.63
Exercised	(118,719)	13.52
Forfeited or expired	(661,452)	31.15
Outstanding as of June 30, 2020	8,496,016	$23.65	6.6	$8,270

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2020 and the exercise price of outstanding, in-the-money options. As of June 30, 2020, there was $63.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.9 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2020:

Total Shares Reserved
2014 Equity Incentive Plan	14,127,804
2018 Inducement Plan	1,141,086
2014 Employee Stock Purchase Plan	1,066,654
Total reserved shares of common stock	16,335,544

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$8,540	$6,672	$16,190	$12,737
General and administrative	5,408	8,529	10,402	14,733
Total stock-based compensation expense	$13,948	$15,201	$26,592	$27,470

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with severe diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, Atara is the most advanced allogeneic T-cell immunotherapy company and intends to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-associated diseases or other severe diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with Epstein-Barr virus (EBV) associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin;
o	ATA3271: Allogeneic CAR T immunotherapy targeting mesothelin; and
o

ATA3219: Allogeneic CAR T targeting CD19 and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

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

We have entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK), the Council of the Queensland Institute of Medical Research (QIMR Berghofer) and H. Lee Moffitt Cancer Center and Research Institute (Moffitt) to acquire rights to novel and proprietary technologies and programs.

We recognize that our clinical studies may not be available to all patients and we have established expanded access and compassionate use programs in instances where there is a significant patient need.

Pipeline

Tab-cel®

Atara’s most advanced T-cell immunotherapy, tab-cel®, is in Phase 3 development for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2019. Tab-cel® is also under development for other EBV+ diseases with significant unmet medical need through a planned Phase 2 multi-cohort study.

While clinical study operations and the opening of additional Phase 3 study sites in the United States, Canada and Europe have been impacted by the spread of COVID-19, most sites are currently open for patient enrollment, and we believe we remain on track to initiate a biologics license application (BLA) submission for patients with EBV+ PTLD by the end of 2020. We continue to advance development of tab-cel® in Phase 3 for patients with EBV+ PTLD, for which the Company has obtained Breakthrough Therapy Designation (BTD) in the U.S. and PRIority MEdicines (PRIME) designation in the European Union (EU). We plan to conduct an interim analysis for the Phase 3 study in the third quarter of 2020 and to discuss the totality of tab-cel® data with the U.S. Food and Drug Administration (FDA) in a pre-BLA meeting prior to initiating the BLA submission. We remain in active discussions with the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) regarding a Pediatric Investigation Plan (PIP). Following discussion with the PRIME team and after EMA approval of the PIP, we plan to submit a tab-cel® EU marketing authorization application for patients with EBV+ PTLD in 2021.

In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of a hematopoietic cell transplants (HCT) cohort for EBV+ PTLD patients who have failed rituximab, and a single solid organ transplant (SOT) cohort for EBV+ PTLD patients who have failed rituximab with both chemotherapy and non-chemotherapy prior treatment experience. Additionally, we expect to expand the ALLELE study geographically to include clinical sites outside the U.S. We have submitted clinical trial applications (CTAs) to several European countries to enable opening European clinical sites in 2020, and our CTAs in the United Kingdom, France, Germany, Spain, Austria and Belgium have been approved.

We continue to pursue development of tab-cel® in earlier lines of therapy, including in our planned Phase 2 multi-cohort study. We expect to initiate enrollment in the second half of 2020 for a Phase 2 multi-cohort study of tab-cel® with the goal of expanding the potential label in PTLD and closely related diseases. We intend to focus on extending further into immunodeficiency-associated lymphoproliferative diseases (IA-LPDs) as the next step in the tab-cel® life cycle plan given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®. The multi-cohort study will evaluate both treatment-naïve and previously treated patients in six patient populations, including two cohorts with the potential to address front-line EBV+PTLD patients with significant unmet need as well as two cohorts with the potential to address EBV+ LPDs arising out of primary or acquired immune deficiencies, including EBV+ acquired immunodeficiency-associated lymphoproliferative disease (EBV+ AID-LPD) and EBV+ primary immunodeficiency-associated lymphoproliferative disease (EBV+ PID-LPD).

Our Phase 1b study of tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated nasopharyngeal carcinoma (NPC) achieved its safety endpoints and stable disease in a subset of patients. These data will be presented at an appropriate forum in the future. Based on a strategic prioritization to expand tab-cel® business potential through the significant opportunity in IA-LPDs, we will now focus our tab-cel® efforts on the initiation of the multi-cohort Phase 2 study and the planned BLA initiation in EBV+ PTLD. At this time, we will not initiate the Phase 2 portion of the NPC study in combination with pembrolizumab. We intend to generate additional translational data in NPC to further inform our strategy on this patient population.

ATA188

Atara is also developing ATA188, a T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS). In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with progressive MS (PMS). The primary objective of this Phase 1 study is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the study include measures of clinical improvement, using recognized scales for MS symptoms, function and disability including Expanded Disability Status Scale (EDSS) Fatigue Severity Score, MS Impact Scale-29 (physical), Timed 25-Foot Walk (T25FW), 9-Hole Peg Test, 12-Item MS Walking Scale (MSWS-12) and Visual Acuity. Enrollment for the fourth and final Phase 1 dose escalation cohort was completed in the third quarter of 2019 and we presented initial efficacy and updated safety results from this study in September 2019 at the 35th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS). These results were based on data as of July 29, 2019, and showed that across four planned dose cohorts, ATA188 was well tolerated in PMS patients, with no evidence of cytokine release syndrome, graft versus host disease or dose-limiting toxicities.

Safety and sustained disability improvement 12-month data for cohorts 1-3, and six-month data for cohort 4, were presented as a late-breaking e-poster presentation at the 2020 European Academy of Neurology Virtual Congress (EAN) held in May 2020. All patients in cohorts 1-3 showing sustained disability improvement (SDI) at six months maintained improvement at 12 months, and there was a higher proportion of patients showing SDI with increasing dose. SDI is defined as clinically significant improvement in EDSS or T25FW observed at two consecutive time points. While these data will need to be confirmed in a double-blind, placebo-controlled, randomized study, they indicate the potential for the first treatment option in progressive MS to halt or reverse the progression of disease. We believe these results align with the body of evidence supporting the important role of EBV-infected B cells in the chronic autoimmune pathology of MS. ATA188 was well-tolerated in patients with progressive forms of MS and no dose-limiting toxicities or fatal adverse events were reported. ATA188 treatment showed no clinically meaningful effect on cytokine levels and no dose-related safety trends were identified. Rhinorrhea (runny nose) was the only treatment-related event that occurred in more than one subject. We are re-treating patients with cohort 3 dose in the open-label extension (OLE) of the Phase 1a study and expect to present preliminary OLE data in an appropriate forum in the second half of 2020. Additionally, we expect to present 12-month clinical results for cohort 4 in an appropriate forum in the second half of 2020.

Following a six-month assessment of patients in cohort 3 of this study, we selected this cohort 3 dose to initiate the randomized, double-blind, placebo-controlled trial (RCT) evaluating the efficacy and safety of ATA188 in patients with progressive forms of MS. The study design allows for addition of the cohort 4 dose, if desired, based on the 12-month data for cohort 4 that will be available in the third quarter of 2020. This study enrolled its first patient in June 2020. In addition to measuring change in disability measures compared to baseline, especially SDI over time, the study will also include multiple measures of patients’ function as well as various biomarkers.

ATA2271/ATA3271

Atara’s next-generation CAR T immunotherapy programs include ATA2271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. ATA2271 is designed to improve efficacy persistence, and durability of response versus CD28/CD3z-based CARs by using a novel 1XX CAR co-stimulatory signaling domain and cell intrinsic checkpoint inhibition technology with a PD-1 dominant negative receptor (DNR).

Data from investigational new drug (IND) enabling studies for ATA2271 were presented at the American Association for Cancer Research (AACR) Virtual Meeting II in June 2020. These data support the first application of the combination of 1XX co-stimulatory domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR that are associated with less cell exhaustion, improvements in functional persistence, serial cell killing and in vivo efficacy, which was maintained through multiple tumor re-challenges when compared with first-generation CD28/CD3z-based mesothelin CAR. Our ATA2271 collaborators at MSK recently submitted an IND application to the FDA for patients with advanced mesothelioma.

We are also developing and have initiated IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T immunotherapy targeting mesothelin using a novel combination of 1XX CAR co-stimulatory signing domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR through our EBV T-cell platform.

ATA3219

We are also developing ATA3219, an off-the-shelf, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies as a potential best-in-class therapy, using our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform.

In February 2020, an academic off-the-shelf, allogeneic CD19 CAR T clinical study using an allogeneic EBV T-cell construct and CD28/CD3z co-stimulatory domain for patients with relapsed/refractory B-cell malignancies was presented at the 2020 Transplantation and Cellular Therapy (TCT) Meetings. Findings from this study provided initial clinical proof-of-principle that an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high response rates, durable responses and low risk of toxicity that can be rapidly delivered to patients.

We have initiated IND-enabling studies for ATA3219 and anticipate filing an IND in 2021.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. For example, in August 2018, we entered into a strategic collaboration with Moffitt. As part of this relationship, we agreed to collaborate with Moffitt to develop multi-targeted CAR T immunotherapies designed to address cancers with diverse cell types that often become resistant to treatment, such as acute myeloid leukemia (AML) (ATA2321) and B-cell malignancies (ATA2431), and to make certain milestone and royalty payments associated with the collaboration targets. In addition, the collaboration includes the use of novel CAR T intracellular co-stimulatory domains that may improve CAR T proliferation when responding to an appropriate antigen and enhance CAR T persistence by reducing T-cell exhaustion.

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

Manufacturing

Our manufacturing facility in Thousand Oaks, California has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. Our research and development and process and analytical development labs are currently supporting preclinical development activities. Our facility is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical manufacturing are complete. We are in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

We continue to scale our EBV T-cell manufacturing platform to improve product yields from a single donor leukapheresis and have generated data confirming the use of stirred-tank perfusion bioreactors to improve yield and cell growth productivity. We believe our scale-up technology can potentially be a key enabler to deliver biologic-like cost of goods manufactured and could be leveraged across our portfolio, including our CAR T programs.

In addition to our manufacturing facility, we also work with Cognate BioServices, Inc. (Cognate) pursuant to a Commercial Manufacturing Services Agreement (the Manufacturing Agreement) that we entered into in December 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. The Manufacturing Agreement includes standard mutual termination rights for uncured breach or insolvency, or a force majeure event preventing the performance of services for at least 90 days.

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on our business and operations and have taken steps to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we have temporarily transitioned most of our employees and staff to a remote, work- from- home model, while maintaining essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite employees and staff.

In addition to implementing measures to protect the health and safety of our employees and staff, our clinical study and operational teams are working closely with clinical sites to ensure the safety of site staff and patients as well as preserve data integrity and access to treatment as appropriate. Where needed, remote study visits, leveraged tele-medicine, home health care, and other methods have been established to ensure continuity of care for patients while preserving key endpoint data.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We have experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials as a result of the evolving impact of the ongoing COVID-19 pandemic. For example, due to the COVID-19 pandemic, in April 2020 we temporarily paused the screening and enrollment of patients in our RCT for ATA188. We were able to resume such activities and enrolled the first patient in the study in June 2020. Our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD has not been adversely impacted by the ongoing COVID-19 pandemic.

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments which are uncertain and difficult to predict. Further quarantines, shelter-in-place or similar restrictions and other actions taken or imposed by foreign, federal, state and local governments could adversely impact our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will seek to adjust our activities as appropriate.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Our net losses were $151.0 million and $140.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $968.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2020, our cash, cash equivalents and short-term investments totaled $347.7 million, which we intend to use to fund our operations. In the second quarter of 2020, we completed an underwritten public offering of shares of common stock and pre-funded warrants and received aggregate net proceeds of $189.3 million.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical study of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing development of ATA188 in progressive MS;
•	continuing to develop product candidates based on our next-generation CAR T programs;

•	continuing to develop our product candidates in additional indications, including tab-cel® for EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance, commercial and other general and administrative employees, including stock-based compensation; professional services costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs, including those related to pre-commercial activities; and information technology and facilities costs.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-13, as amended, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, and ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, none of which had a material impact to us as disclosed in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2020 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$14,905	$11,252	$3,653	$29,703	$22,891	$6,812
ATA188, CAR T and other program expenses	6,097	9,102	(3,005)	10,212	15,208	(4,996)
Employee and overhead expenses	40,558	31,897	8,661	79,304	62,820	16,484
Total research and development expenses	$61,560	$52,251	$9,309	$119,219	$100,919	$18,300

Tab-cel® expenses were $14.9 million and $29.7 million in the three and six months ended June 30, 2020, respectively, as compared to $11.3 million and $22.9 million in the comparative 2019 periods. The increases were primarily due to increased production activity, as well as process performance qualification activities at our manufacturing facility.

ATA188, CAR T and other program expenses were $6.1 million and $10.2 million in the three and six months ended June 30, 2020, respectively, as compared to $9.1 million and $15.2 million in the comparative 2019 periods. The decreases were primarily related to lower clinical study, manufacturing and other outside services costs for programs that are no longer in active development.

Employee and overhead expenses were $40.6 million and $79.3 million in the three and six months ended June 30, 2020, respectively, as compared to $31.9 million and $62.8 million in the comparative 2019 periods. The increases were primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. Relative to the 2019 comparative period, for the three months ended June 30, 2020, payroll and related costs increased by $7.1 million, facility-related costs increased by $1.6 million and outside services costs remained consistent. Relative to the 2019 comparative period, for the six months ended June 30, 2020, payroll and related costs increased by $13.3 million, facility-related costs increased by $2.9 million and outside services costs remained consistent.

Total research and development expenses for the three and six months ended June 30, 2020 have not been significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$16,392	$23,284	$(6,892)	$33,430	$42,507	$(9,077)

General and administrative expenses decreased to $16.4 million and $33.4 million in the three and six months ended June 30, 2020, respectively, as compared to $23.3 million and $42.5 million in the comparative 2019 periods. The decreases in 2020 were primarily due to decreases in outside services costs and lower non-cash stock-based compensation expenses. Total general and administrative expenses for the three and six months ended June 30, 2020 have not been significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock and pre-funded warrants to purchase common stock.

In the second quarter of 2020, we completed an underwritten public offering of 14,958,039 shares, inclusive of the exercise of the full option granted to the underwriters, of common stock at a public offering price of $11.32 per share and pre-funded warrants to purchase 2,866,961 shares of common stock at a public offering price of $11.3199 per warrant. We received net proceeds of approximately $189.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In February 2019, we entered into a sales agreement (the 2019 ATM Facility) with Cowen and Company, LLC (Cowen), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2019 ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2019 ATM Facility.

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

During the three months ended June 30, 2020, we did not sell any common stock under the ATM facilities. During the six months ended June 30, 2020, we sold an aggregate of 1,528,216 shares of common stock under the 2019 ATM Facility, at an average price of $15.50 per share for net proceeds of $23.0 million, after deducting commissions and other offering expenses payable by us. On January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of our common stock under the 2019 ATM Facility that occurred during December 2019. As of June 30, 2020, $25.9 million and $100.0 million of common stock remained available to be sold under the 2019 ATM Facility and 2020 ATM Facility, respectively, subject to certain conditions as specified in the agreements.

We have incurred losses and negative cash flows from operations in each year since inception. As of June 30, 2020, we had an accumulated deficit of $968.9 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses in the foreseeable future. Additionally, as a result of the COVID-19 outbreak, we have experienced, and may experience in the future, disruptions that could severely impact our business, preclinical studies and clinical trials. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing our ATM facilities, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. However, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a consequence, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. We may face similar difficulties in obtaining funding through debt financing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2020 will be sufficient to fund our planned operations into 2022.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$74,511	$74,317
Short-term investments	273,201	184,792
Total cash, cash equivalents and short-term investments	$347,712	$259,109

Cash Flows

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(123,680)	$(124,789)
Investing activities	(91,398)	117,849
Financing activities	215,272	5,401
Net increase (decrease) in cash, cash equivalents and restricted cash	$194	$(1,539)

Operating activities

Net cash used in operating activities was $123.7 million in the 2020 period as compared to $124.8 million in the 2019 period. The decrease of $1.1 million was primarily due to decreased working capital usage and a decrease in accretion of investment discounts, partially offset by a $10.4 million increase in net loss.

Investing activities

Net cash used in investing activities in the 2020 period consisted of $228.2 million used to purchase available-for-sale securities and $3.4 million in purchases of property and equipment, partially offset by $140.2 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the 2019 period consisted primarily of $136.9 million received from maturities and sales of available-for-sale securities, partially offset by $17.6 million used to purchase available-for-sale securities and $1.5 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2020 period consisted primarily of $189.6 million of net proceeds received from the underwritten public offering of common stock and pre-funded warrants, $24.2 million of net proceeds received from the 2019 ATM Facility and $3.2 million of net proceeds from employee stock award transactions, partially offset by $1.4 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the 2019 period consisted primarily of $7.6 million net proceeds from the 2019 ATM Facility and $4.7 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2022. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, costs and results of our ongoing and planned clinical and preclinical studies for our product candidates, including any potential impact of the COVID-19 pandemic;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Until we are able to generate a sufficient amount of product revenue and generate positive net cash flows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We expect to continue to seek access to the equity and debt capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Contractual Obligations and Commitments

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. The lease expires in May 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2020, we reported a net loss of $151.0 million and we had an accumulated deficit of $968.9 million as of June 30, 2020.

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

To date, we have not generated any revenues from product sales or otherwise. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues and achieve profitability also depends on a number of additional factors, including our ability to:

•	successfully complete development activities, including the necessary clinical studies with positive results;
•	complete and submit regulatory submissions to the FDA, EMA or other agencies and obtain regulatory approval for indications for which there is a commercial market;
•	obtain coverage and adequate reimbursement from third parties, including government and private payors;
•	set commercially viable prices for our products, if any;
•	develop manufacturing and distribution processes for our novel T-cell immunotherapy product candidates;
•	develop commercial quantities of our products at acceptable cost levels;
•	establish and maintain adequate supply of our products, including cell lines with sufficient breadth to treat patients;
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

Our revenues for any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, we may not generate significant revenues from sales of our products, even if approved. In addition, we anticipate incurring significant costs associated with commercializing any approved product candidate. As a result, even if we generate revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2022. As of June 30, 2020, we had total cash, cash equivalents and short-term investments of $347.7 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions and uncertainty concerning the COVID-19 pandemic or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

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

We are early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•	completion of preclinical and clinical studies with positive results;
•	receipt of regulatory approvals from applicable authorities;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or qualifying our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic. The COVID-19 pandemic continues to impact our business and operations and could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely.

Our business could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The COVID-19 pandemic has resulted in transient, episodic travel and other restrictions to reduce the spread of the disease and included a California executive order and many other foreign, state and local orders (including in locations where we operate facilities), which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and order cessation of non-essential travel. As a result of the ongoing COVID-19 pandemic, the work-from-home model we implemented for most of our employees remains in place. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. The effects of current and potential future state executive orders, local shelter-in-place orders, government-imposed quarantines and our work-from-home policies and other similar, and perhaps more severe, actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur or could be reinstated, related to the ongoing COVID-19 pandemic or other infectious diseases, could impact our manufacturing capabilities and third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, contract manufacturing organizations and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products. Our clinical trials may be affected by health epidemics and have been affected by the ongoing COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the ongoing COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel® phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our RCT of ATA188 in patients with progressive MS. Although we were able to resume the screening and enrollment of patients in our RCT of ATA188 and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to institute another pause in the screening and enrollment of patients in our RCT. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

While we expect the ongoing COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the ongoing COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, as a result of the COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s ability to timely review and process any submissions we have filed or may file or cause other regulatory delays.

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

Our future success is dependent on the successful development of T-cell immunotherapies and our next-generation CAR T programs in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•

obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates;

•

developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T cells from the blood of such donors, activating the isolated T cells against a specific antigen, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T-cell lines, and finally infusing these activated T cells into patients;

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

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical studies, or, if one of our product candidates is approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics or of patients to provide consent to receive a novel treatment despite its regulatory approval. The FDA or other applicable regulatory authorities may require specific post-market studies or additional information that communicates the benefits or risks of our products. New data may reveal new risks of our product candidates at any time prior to or after regulatory approval.

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

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, we do not know whether the clinical studies we may conduct, or clinical studies in progress, will demonstrate adequate efficacy and safety to result in regulatory approval to market tab-cel®, ATA188, any product candidates resulting from our next-generation CAR T programs or any of our other product candidates in any particular jurisdiction.

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. A marketing application based on interim data would impact the required ORR. If conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

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

Interim “top line” and preliminary data from clinical studies that we or our partners may announce or share with regulatory authorities from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we or our partners may announce or share with regulatory authorities interim “top line” or preliminary data from clinical studies. Interim data from completed clinical studies are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could impact the regulatory approval of, and significantly harm the prospects of any product candidate that is impacted by the applicable data.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delays in enrollment due to travel, shelter-in-place or quarantine policies, or other factors, related to the ongoing COVID-19 pandemic or other epidemics or pandemics;
•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study design that we are able to execute;
•	delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study;

•

delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•

delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical study at each site;

•	withdrawal of clinical study sites from our clinical studies or the ineligibility of a site to participate in our clinical studies;
•	delay or failure in recruiting and enrolling eligible subjects to participate in a study;
•	delay or failure in subjects completing a study or returning for post-treatment follow-up;
•	clinical sites and investigators deviating from study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;
•

an FDA or other regulatory authority clinical site inspection reveals serious violations of regulations applicable to clinical investigations, which may result in requests for additional data analyses and/or rejection of data deemed unreliable;

•

inability to identify and maintain a sufficient number of study sites, including because potential study sites may already be engaged in competing clinical study programs enrolling the same population;

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

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

Patient enrollment, a significant factor in the timing of clinical studies, is affected by many factors including:

•	the size and nature of the patient population;
•	the possibility that the rare diseases that many of our product candidates address are under-diagnosed;
•	changing medical practice patterns or guidelines related to the diseases or conditions we are investigating;
•	the severity of the disease under investigation, our ability to open clinical study sites;
•	the proximity of subjects to clinical sites;
•	the patient referral practices of physicians;
•	the design and eligibility criteria of the clinical study;
•	ability to obtain and maintain patient consents;
•	risk that enrolled subjects will drop out or die before completion;
•	competition for patients from other clinical studies;

•	our or our partner’s ability to manufacture the requisite materials for a study;
•	risk that we do not have appropriately matched HLA cell lines;
•

clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the diseases or conditions we are investigating; and

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the ongoing COVID-19 pandemic.

As an example, we activated additional clinical sites over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel® for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel®, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We have also experienced a delay in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our Phase 3 clinical trial of tab-cel®, as a result of the evolving impact of the ongoing COVID-19 pandemic, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we may experience in our clinical studies, we may not receive approval to market any product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our studies could reveal an unacceptably high severity and incidence of side effects, or risks that outweigh the benefits of our product candidates. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the study or result in potential product liability claims.

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

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of tab-cel® and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact our ability to engage with key stakeholders within the transplant center in person. Further, new studies or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a small patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel®. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

BTD by the FDA and PRIME designation by the EMA may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

Although we have obtained BTD and PRIME designation for tab-cel® for EBV+ PTLD in the U.S. and the EU, respectively, this may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review. PRIME designation supports the development and accelerated review by the EMA of new therapies to treat patients with unmet medical need.

Designation as a breakthrough therapy is within the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures, respectively, and does not assure ultimate approval by the FDA or EMA, respectively. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened.

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

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our contract manufacturing organizations (CMOs) and CROs for any post-approval clinical studies that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices (cGMP), current Good Clinical Practices (GCP), current good tissue practices (cGTP) and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•

require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (the DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

The processes by which our product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the existing processes with our partners to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, interruptions in the supply of leukapheresis collections related to the COVID-19 pandemic, which supply raw materials used in our product candidates. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

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

The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office (USPTO) and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

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

We hold rights under license agreements with our partners, including MSK, QIMR Berghofer and Moffitt that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our ability to commercialize the affected product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate, such as during the ongoing COVID-19 pandemic. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our ability to successfully commercialize any product candidate for which we obtain regulatory approval.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 (the ATRA) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. presidential administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, in May 2018, the U.S. presidential administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the presidential administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although some of these and other proposals may require additional authorization to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas, AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses including EBV and is planning to initiate several Phase 3 studies in 2020 and Tessa Therapeutics Pte Ltd., which has a Phase 3 autologous EBV-specific T-cell therapy (TT10) and a preclinical product candidate that is an allogeneic CD30-targeted CAR EBV-specific T-cell therapy.

Competition in the MS market is high with at least 18 therapies, including three generics, approved for the treatment of relapsing forms of MS (RMS), including clinically isolated syndrome, relapsing-remitting disease (RRMS) and active secondary progressive disease, in the U.S. and EU. There are many competitors in the RMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Zeposia® (ozanimod), marketed by Bristol Myers Squibb, and Vumerity™ (diroximel fumarate), marketed by Biogen, was approved in the U.S. for the treatment of RMS, and Mayzent® (siponimod), marketed by Novartis, was approved in the EU for the same indication. There are numerous development candidates in Phase 3 studies for RMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and EMD Serono’s BTK inhibitor, evobrutinib. Novartis and J&J have completed Phase 3 studies of their anti-CD20 monoclonal antibody, ofatumumab, and sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, respectively, and have sought regulatory approval for these candidates in the U.S. and EU.

Two therapies have been approved for the treatment of non-relapsing, progressive forms of MS. Ocrevus® is approved in the U.S. and EU for the treatment of PPMS. Mitoxantrone, which is now generic, is approved to treat SPMS, without relapses, in the U.S.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future. At least one development candidate is being evaluated in Phase 3 studies for progressive forms of MS including primary and secondary progressive MS. This is AB Science’s masitinib, a tyrosine kinase inhibitor. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in patients with non-relapsing secondary progressive MS.

There are currently three autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel) and Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel). Bristol-Myers Squibb has filed BLAs to the US FDA for lisocabtagene maraleucel (liso-cel) (November 2020 PDUFA) and for idecabtagene vicleucel with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g. small molecules, antibodies) in the indication of interest.

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

We expect the product candidates we develop will be regulated as biological products (biologics) and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

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

As of June 30, 2020, we had 425 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates;

•

the federal physician sunshine requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, as defined by this law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. However, given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations.

Our ability to use our federal and state net operating losses (NOLs) to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2019 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Two of our corporate locations are located in California, an area prone to earthquakes and fires. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, including, for example, the ongoing COVID-19 pandemic.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2018 through June 30, 2020, the reported sale price of our common stock has fluctuated between $4.52 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and healthcare spending and delivery, including the possible repeal and/or replacement of all or portions of the Affordable Care Act or changes in tariffs and other restrictions on free trade stemming from U.S. and foreign government policies, or for other reasons, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These market fluctuations may adversely affect the trading price of our common stock.

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

Our amended and restated certificate of incorporation (Certificate of Incorporation) and amended and restated bylaws (Bylaws), as well as Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include terms that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

4.1	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-36548	4.1	5/28/2020

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Schema Document					X

101.CAL	Inline XBRL Calculation Linkbase Document					X

101.LAB	Inline XBRL Labels Linkbase Document					X

101.PRE	Inline XBRL Presentation Linkbase Document					X

101.DEF	Inline XBRL Definition Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.					X

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
Date: August 5, 2020

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)