Form 10-Q
period 2020-09-30
Atara Biotherapeutics, Inc.
filed 2020-11-09
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the Registrant’s Common Stock as of October 30, 2020 was 77,714,302 shares.

ATARA BIOTHERAPEUTICS, INC.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$62,620	$74,317
Short-term investments	264,565	184,792
Restricted cash - short-term	194	194
Prepaid expenses and other current assets	12,053	13,689
Total current assets	339,432	272,992
Property and equipment, net	51,954	54,176
Operating lease assets	12,069	14,007
Restricted cash - long-term	1,200	1,200
Other assets	877	567
Total assets	$405,532	$342,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,190	$7,963
Accrued compensation	16,710	14,706
Accrued research and development expenses	8,883	8,341
Other current liabilities	5,272	5,733
Total current liabilities	36,055	36,743
Operating lease liabilities - long-term	13,129	14,136
Other long-term liabilities	2,413	1,282
Total liabilities	51,597	52,161

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2020 and December 31, 2019; 77,220 and 56,806 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8	6
Additional paid-in capital	1,396,674	1,108,516
Accumulated other comprehensive income	527	220
Accumulated deficit	(1,043,274)	(817,961)
Total stockholders’ equity	353,935	290,781
Total liabilities and stockholders’ equity	$405,532	$342,942

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$59,877	$53,538	$179,096	$154,457
General and administrative	14,829	19,018	48,259	61,525
Total operating expenses	74,706	72,556	227,355	215,982
Loss from operations	(74,706)	(72,556)	(227,355)	(215,982)
Interest and other income, net	364	661	2,049	3,502
Loss before provision for income taxes	(74,342)	(71,895)	(225,306)	(212,480)
Provision for income taxes	6	—	7	—
Net loss	$(74,348)	$(71,895)	$(225,313)	$(212,480)
Other comprehensive gain:
Unrealized (loss) gain on available-for-sale securities	(283)	60	307	573
Comprehensive loss	$(74,631)	$(71,835)	$(225,006)	$(211,907)
Net loss per common share:
Basic and diluted net loss per common share	$(0.92)	$(1.31)	$(3.21)	$(4.32)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	81,176	54,920	70,170	49,176

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	6	1,144,082	204	(891,470)	252,822
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $370	14,958	1	189,300	—	—	189,301
RSU settlements, net of shares withheld	219	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	191	—	1,904	—	—	1,904
Stock-based compensation expense	—	—	13,948	—	—	13,948
Net loss	—	—	—	—	(77,456)	(77,456)
Unrealized gain on available-for-sale securities	—	—	—	606	—	606
Balance as of June 30, 2020	74,308	7	1,349,234	810	(968,926)	381,125
Issuance of common stock through ATM facilities, net of commissions and offering costs of $878	2,582	1	34,126	—	—	34,127
RSU settlements, net of shares withheld	316	—	(126)	—	—	(126)
Issuance of common stock pursuant to employee stock awards	14	—	185	—	—	185
Stock-based compensation expense	—	—	13,255	—	—	13,255
Net loss	—	—	—	—	(74,348)	(74,348)
Unrealized loss on available-for-sale securities	—	—	—	(283)	—	(283)
Balance as of September 30, 2020	77,220	$8	$1,396,674	$527	$(1,043,274)	$353,935

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2019	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2018	45,951	$5	$866,541	$(340)	$(527,349)	$338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
RSU settlements, net of shares withheld	197	—	(4,575)	—	—	(4,575)
Issuance of common stock pursuant to employee stock awards	159	—	2,898	—	—	2,898
Stock-based compensation expense	—	—	12,269	—	—	12,269
Net loss	—	—	—	—	(66,257)	(66,257)
Unrealized gain on available-for-sale securities	—	—	—	378	—	378
Balance as of March 31, 2019	46,307	5	877,133	38	(593,242)	283,934
Issuance of common stock through ATM facilities, net of commissions and offering costs of $338	359	—	7,630	—	—	7,630
RSU settlements, net of shares withheld	120	—	(2,095)	—	—	(2,095)
Issuance of common stock pursuant to employee stock awards	97	—	1,802	—	—	1,802
Stock-based compensation expense	—	—	15,201	—	—	15,201
Net loss	—	—	—	—	(74,328)	(74,328)
Unrealized gain on available-for-sale securities	—	—	—	135	—	135
Balance as of June 30, 2019	46,883	5	899,671	173	(667,570)	232,279
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $288	6,872	—	140,711	—	—	140,711
Issuance of common stock through ATM facilities, net of commissions and offering costs of $155	327	—	5,000	—	—	5,000
RSU settlements, net of shares withheld	32	—	(25)	—	—	(25)
Issuance of common stock pursuant to employee stock awards	11	—	160	—	—	160
Stock-based compensation expense	—	—	12,152	—	—	12,152
Net loss	—	—	—	—	(71,895)	(71,895)
Unrealized gain on available-for-sale securities	—	—	—	60	—	60
Balance as of September 30, 2019	54,125	$5	$1,057,669	$233	$(739,465)	$318,442

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(225,313)	$(212,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,847	39,622
Depreciation and amortization expense	6,175	5,174
Amortization (accretion) of investment premiums (discounts)	458	(1,177)
Non-cash operating lease expense	1,100	768
Loss on disposals of property and equipment	93	927
Asset retirement obligation accretion expense	58	53
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	717	1,204
Operating lease assets	886	238
Other assets	(209)	308
Accounts payable	(2,718)	1,527
Accrued compensation	2,004	2,261
Accrued research and development expenses	542	(13,038)
Other current liabilities	(459)	(1,836)
Operating lease liabilities	(924)	(487)
Other long-term liabilities	1,104	—
Net cash used in operating activities	(176,639)	(176,936)
Investing activities
Purchases of short-term investments	(279,192)	(147,187)
Proceeds from maturities and sales of short-term investments	199,268	209,379
Purchases of property and equipment	(3,912)	(3,021)
Proceeds from sale of property and equipment	—	161
Net cash (used in) provided by investing activities	(83,836)	59,332
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	189,301	140,888
Proceeds from issuance of common stock through ATM facilities, net	58,045	12,630
Proceeds from employee stock awards	3,407	4,859
Taxes paid related to net share settlement of restricted stock units	(1,521)	(6,695)
Principal payments on finance lease obligations	(289)	(345)
Other financing activities, net	(165)	—
Net cash provided by financing activities	248,778	151,337
(Decrease) increase in cash, cash equivalents and restricted cash	(11,697)	33,733
Cash, cash equivalents and restricted cash at beginning of period	75,711	62,092
Cash, cash equivalents and restricted cash at end of period	$64,014	$95,825
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$230	$699
Finance lease assets obtained in exchange for lease obligations	$281	$—
Proceeds from issuance of common stock through ATM facilities not yet received	$254	$—
Receivable for options exercised	$12	$—
Supplemental cash flow disclosure
Cash paid for interest	$50	$43
Cash paid for income taxes	$7	$—

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease.

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

Liquidity

We have incurred significant operating losses since inception and have relied on public and private equity financings to fund our operations. As of September 30, 2020, we had an accumulated deficit of $1,043.3 million. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that our cash, cash equivalents and short-term investments as of September 30, 2020 will be sufficient to fund our planned operations into 2022.

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

Adoption of New Accounting Pronouncements

We adopted ASU No. 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05 and 2019-11), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, prospectively on January 1, 2020. Under this new guidance, a company is required to estimate credit losses on certain types of financial instruments using an expected-loss model, replacing the current incurred-loss model, and record the estimate through an allowance for credit losses. We do not hold material amounts of the types of financial instruments impacted by this guidance on our balance sheet. The guidance also establishes a new impairment model for available-for-sale debt securities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2020 and 2019.

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective January 1, 2020, electing a prospective adoption method. The new standard requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service. Capitalized implementation costs are classified in prepaid expenses and other assets. The amortization of the capitalized asset is presented in the same line on the statement of operations and comprehensive loss as the fees for the associated hosted cloud computing arrangement service and not included with depreciation or amortization expense related to property and equipment or intangible assets. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2020 and 2019.

We adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of January 1, 2020, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The provisions of the ASU that are applicable to Atara are applied on a prospective basis. The adoption did not have a material impact on our condensed consolidated balance sheet or our condensed consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the three and nine months ended September 30, 2020 and 2019.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of September 30,
	2020	2019
Unvested RSUs	3,003,142	2,001,218
Vested and unvested options	8,205,062	7,364,588
ESPP share purchase rights	107,970	75,893
Total	11,316,174	9,441,699

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$55,707	$—	$—	$55,707
U.S. Treasury obligations	Level 2	157,435	151	—	157,586
Government agency obligations	Level 2	24,816	13	(5)	24,824
Corporate debt obligations	Level 2	69,768	361	(2)	70,127
Commercial paper	Level 2	9,994	—	—	9,994
Asset-backed securities	Level 2	8,601	10	(1)	8,610
Total available-for-sale securities		326,321	535	(8)	326,848
Less: amounts classified as cash equivalents		(62,283)	—	—	(62,283)
Amounts classified as short-term investments		$264,038	$535	$(8)	$264,565

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$63,554	$—	$—	$63,554
U.S. Treasury obligations	Level 2	52,805	46	(1)	52,850
Government agency obligations	Level 2	6,151	1	(1)	6,151
Corporate debt obligations	Level 2	100,512	180	(10)	100,682
Commercial paper	Level 2	26,290	—	—	26,290
Asset-backed securities	Level 2	7,266	6		7,272
Certificates of deposit	Level 2	500	—	—	500
Total available-for-sale securities		257,078	233	(12)	257,299
Less: amounts classified as cash equivalents		(72,507)	—	—	(72,507)
Amounts classified as short-term investments		$184,571	$233	$(12)	$184,792

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2020		As of December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$281,771	$282,099	$214,085	$214,199
Maturing in one to five years	44,550	44,749	42,993	43,100
Total available-for-sale securities	$326,321	$326,848	$257,078	$257,299

As of September 30, 2020, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three and nine months ended September 30, 2020 and 2019, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of September 30, 2020 and December 31, 2019, accrued interest receivable was $0.8 million and $0.9 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the three and nine months ended September 30, 2020 and 2019.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2020 and December 31, 2019, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$62,620	$74,317
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$64,014	$75,711

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$50,038	$49,028
Lab equipment	7,862	6,815
Machinery and equipment	4,531	3,832
Computer equipment and software	4,071	3,299
Furniture and fixtures	2,052	1,764
Construction in progress	1,017	1,116
Property and equipment, gross	69,571	65,854
Less: accumulated depreciation and amortization	(17,617)	(11,678)
Property and equipment, net	$51,954	$54,176

Depreciation and amortization expense was $2.2 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $6.2 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology. We exercised this option in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to cytomegalovirus. In addition, we further amended and restated our license agreement and research and development collaboration agreement with QIMR Berghofer in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of September 30, 2020 and December 31, 2019, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2020 and December 31, 2019, there were no amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements is minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2020 and December 31, 2019.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2020 and December 31, 2019.

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

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2020, all 2,866,961 pre-funded warrants from this offering were outstanding.

As part of our July 2019 underwritten public offering, we also issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock with terms similar to those above. As of September 30, 2020, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

In February 2020, we entered into a new sales agreement (the “2020 ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2020 ATM Facility is separate from and does not replace the 2019 ATM Facility in any way. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

During the three months ended September 30, 2020, we sold an aggregate of 2,581,768 shares of common stock under the ATM facilities, at an average price of $13.56 per share, for gross proceeds of $35.0 million and net proceeds of $34.1 million, after deducting commissions payable by us. For the nine months ended September 30, 2020, we sold an aggregate of 4,109,984 shares of common stock under the ATM facilities, at an average price of $14.28 per share, for gross proceeds of $58.7 million and net proceeds of $57.1 million, after deducting commissions and other offering expenses payable by us. On October 2, 2020, we received net proceeds of approximately $0.3 million from sales of shares of common stock under the 2020 ATM Facility that occurred during September 2020. On January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of common stock under the 2019 ATM Facility that occurred during December 2019.

As of September 30, 2020, we have fully utilized the 2019 ATM Facility and $90.9 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of September 30, 2020, a total of 13,803,560 shares of common stock were reserved for issuance under the 2014 EIP, of which 2,434,930 shares were available for future grant and 11,368,630 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In September 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan, as amended. As of September 30, 2020, 2,634,836 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,734,211 shares were available for future grant and 900,625 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	1,910,764	$26.93
Granted	3,880,991	$12.09
Forfeited	(650,540)	$19.18
Vested	(1,096,522)	$20.14
Unvested as of September 30, 2020	4,044,693	$15.78

As of September 30, 2020, there was $45.5 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.5 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,934,262	$28.25
Granted	2,504,925	11.75
Exercised	(132,911)	13.47
Forfeited or expired	(1,081,714)	30.89
Outstanding as of September 30, 2020	8,224,562	$23.12	6.5	$3,985

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2020 and the exercise price of outstanding, in-the-money options. As of September 30, 2020, there was $55.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.7 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2020:

Total Shares Reserved
2014 Equity Incentive Plan	13,803,560
2018 Inducement Plan	2,634,836
2014 Employee Stock Purchase Plan	1,066,654
Total reserved shares of common stock	17,505,050

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$8,151	$7,003	$24,341	$19,740
General and administrative	5,104	5,149	15,506	19,882
Total stock-based compensation expense	$13,255	$12,152	$39,847	$39,622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, Atara is the most advanced allogeneic T-cell immunotherapy company and intends to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-associated diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with Epstein-Barr virus (EBV) associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-associated hematologic malignancies and solid tumors;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin;
o	ATA3271: Allogeneic CAR T therapy targeting mesothelin; and
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

Pipeline

Tab-cel®

Atara’s most advanced T-cell immunotherapy, tab-cel®, is in Phase 3 development for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2019. Tab-cel® is also under development for other EBV+ diseases with significant unmet medical need through a Phase 2 multi-cohort study that was initiated in the third quarter of 2020.

While clinical study operations and the opening of additional Phase 3 study sites in the United States, Canada and Europe have been impacted by the spread of COVID-19, most sites are currently open for patient enrollment. We continue to advance development of tab-cel® in Phase 3 for patients with EBV+ PTLD, for which the Company has obtained Breakthrough Therapy Designation (BTD) in the U.S. and PRIority MEdicines (PRIME) designation in the European Union (EU). We remain on track to initiate a biologics license application (BLA) submission for patients with EBV+ PTLD by the end of 2020. We plan to continue engaging with the FDA as part of our rolling BLA and BTD status and expect to finalize the BLA submission in the third quarter of 2021. We conducted an interim analysis for the Phase 3 study in the third quarter of 2020. Data from the interim analysis showed a 50% objective response rate (ORR) to tab-cel® with independent oncologic and radiographic assessment (IORA) in patients with EBV+PTLD following hematopoietic stem cell transplant (HCT) or solid organ transplant (SOT) that had reached at least 6 months follow-up after achieving a response. This ORR is consistent with previously published investigator assessed data. The tab-cel® safety profile is also consistent with previously published data, with no new safety signals. We presented a comprehensive data package to the FDA in October 2020 and reached alignment on several key topics related to the tab-cel® regulatory package, including that (i) a rolling submission is acceptable for the BLA, (ii) we can complete the BLA submission with currently enrolled patients with at least six months follow-up for duration of response, and (iii) the FDA will consider the data from the Phase 2 trials conducted at MSK, our Phase 2 multicenter expanded access protocol (EAP), and the Single Patient Use (SPU) program as supportive data to the pivotal study in the BLA clinical module. Data from this pivotal study will be presented at an appropriate forum in 2021. We remain in active discussions with the Pediatric Committee (PDCO) of the European Medicines Agency (EMA) regarding a Pediatric Investigation Plan (PIP). Following discussion with the PRIME team and after EMA approval of the PIP, which we currently expect to occur in December 2020, we plan to submit a tab-cel® EU marketing authorization application for patients with EBV+ PTLD in the second half of 2021.

In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of an HCT cohort for EBV+ PTLD patients who have failed rituximab, and a single SOT cohort for EBV+ PTLD patients who have failed rituximab with both chemotherapy and non-chemotherapy prior treatment experience. Additionally, we expanded the ALLELE study geographically to include clinical sites outside the U.S. Our clinical trial applications (CTAs) in the United Kingdom, France, Germany, Spain, Austria, Belgium and Italy have been approved, and a number of European sites are open for enrollment.

We continue to pursue development of tab-cel® in earlier lines of therapy with the goal of expanding the potential label in PTLD and closely related diseases. We initiated a Phase 2 multi-cohort study in third quarter of 2020 concurrently in the U.S. and EU. We expect to enroll the first patient in the fourth quarter of 2020 and data from this Phase 2 study is expected in 2023. We intend to focus on extending further into immunodeficiency-associated lymphoproliferative diseases (IA-LPDs) as the next step in the tab-cel® potential label expansion given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®. The multi-cohort study will evaluate both treatment-naïve and previously treated patients in six patient populations, including four within IA-LPDs and two in other EBV-associated diseases. Data was featured in an e-poster at the European Society for Medical Oncology (ESMO) 2020 Virtual Congress in September 2020 and demonstrated that tab-cel® was well-tolerated and showed encouraging clinical activity in patients with EBV+ AID-LPD and EBV+ PID-LPD (Acquired and Primary Immunodeficiency Lymphoproliferative Diseases). In patients where previous treatments have failed, the objective response rates, including complete response, were 33.3% (three out of nine patients) in AID-LPD and 37.5% (three out of eight patients) in PID-LPD groups. Tab-cel® was generally well-tolerated with a favorable safety profile consistent with previously published clinical studies. Data on tab-cel® in patients with life-threatening complications stemming from persistent EBV viremia was accepted for presentation at the 62nd American Society of Hematology (ASH) Annual Meeting and Exposition being held virtually in December 2020. These clinical data demonstrate that tab-cel® was well-tolerated and showed encouraging clinical activity in this patient population with objective response rates ranging from 50% to 80%.

Our Phase 1b study of tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated nasopharyngeal carcinoma (NPC) achieved its safety endpoints and stable disease in some patients. These data will be presented at an appropriate forum in the future. Based on a strategic prioritization to expand tab-cel® business potential through the significant opportunity in IA-LPDs, we will focus our tab-cel® efforts on the execution of the Phase 2 multi-cohort study and the planned BLA initiation in EBV+ PTLD. At this time, we will not initiate the Phase 2 portion of the NPC study in combination with pembrolizumab. We intend to generate additional translational data in NPC in 2021 to further inform our strategy on this patient population.

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

Enrollment for the fourth and final dose escalation cohort in the Phase 1a portion of the study was completed in the third quarter of 2019 and we presented updated efficacy and safety results from this study at the MSVirtual2020: 8th Joint ACTRIMS-ECTRIMS Meeting in September 2020. The data demonstrated that ATA188 was well-tolerated across all four dose cohorts, with no dose-limiting toxicities and no fatal adverse events. Additionally, patients who demonstrated sustained disability improvement (SDI) at any timepoint maintained improvement at all future timepoints, and higher proportion of patients showed SDI with increasing dose (42% in cohorts 3 and 4 (higher doses) versus 17% in cohorts 1 and 2 (lower doses)). SDI is defined as clinically significant improvement in EDSS or T25FW observed at two consecutive time points. ATA188 treatment showed no clinically meaningful effect on cytokine levels and no dose-related safety trends were identified. Rhinorrhea (runny nose) was the only treatment-related event that occurred in more than one subject. No dose-limiting toxicities and no fatal adverse events have been reported. The safety profile has remained consistent with previously reported data. We also presented preclinical translation data at ACTRIMS-ECTRIMS that further support the proposed mechanism of action of ATA188 targeting EBV-infected B cells. These combined analyses of T cells comprising ATA188 are consistent with its proposed mechanism of targeting EBV-infected B cells by recognizing MS-relevant EBV antigens on these cells via defined TCRs. While these data will need to be confirmed in a double-blind, placebo-controlled, randomized study, they indicate the potential for the first treatment option in progressive MS to halt or reverse the progression of disease. We believe these results align with the body of evidence supporting the important role of EBV-infected B cells in the chronic autoimmune pathology of MS.

We are also re-treating patients with cohort 3 dose in an open-label extension (OLE) of the Phase 1a study and we presented the first available data from the OLE at the ACTRIMS-ECTRIMS Meeting. Data from the OLE with redosing at 12 months show that of the three patients enrolled in the OLE at that time that had SDI at 12 months, all maintained SDI at 15 months, including one patient evaluated at both 15 and 18 months who maintained SDI at both time points. A fourth patient demonstrated SDI during the OLE at 24 months. We will present additional data on OLE periodically over the next 12 months, including in an e-poster at the European Charcot Foundation (ECF) 28th Annual Meeting, to be held in November 2020.

Following a six-month assessment of patients in cohort 3 of this study, we selected the cohort 3 dose to initiate the Phase 1b randomized, double-blind, placebo-controlled trial (RCT) to evaluate the efficacy and safety of ATA188 in patients with PMS; the design allows for the addition of the cohort 4 dose, if desired. This study enrolled its first patient in June 2020 and continues active recruitment. In addition to measuring change in disability measures compared to baseline, especially SDI over time, the study also includes multiple measures of patients’ function as well as various biomarkers. Based on encouraging clinical results to date in ATA188 studies and the significant unmet medical need in PMS, we are increasing our investment in the ATA188 program. We plan to expand the RCT to at least 64 patients and amend the RCT to change the primary end point of the study to disability improvement and maintain the biological and functional endpoints. We plan to discuss the Phase 1a data with the FDA by the end of this year, as well as the updated design of the RCT study, and the potential opportunities for accelerated development of ATA188.

ATA2271/ATA3271

Atara’s next-generation CAR T immunotherapy programs include autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. ATA2271 is designed to improve efficacy persistence, and durability of response versus CD28/CD3z-based CARs by using a novel 1XX CAR co-stimulatory signaling domain and cell intrinsic checkpoint inhibition technology with a PD-1 dominant negative receptor (DNR).

Data from investigational new drug (IND) enabling studies for ATA2271 were presented at the American Association for Cancer Research (AACR) Virtual Meeting II in June 2020. These data support the first application of the combination of 1XX co-stimulatory domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR that are associated with less cell exhaustion, improvements in functional persistence, serial cell killing and in vivo efficacy, which was maintained through multiple tumor re-challenges when compared with first-generation CD28/CD3z-based mesothelin CAR. The FDA accepted the IND application submitted by our collaborators at MSK in August 2020, providing clearance to initiate an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. We expect to have safety and efficacy data from this study in 2021.

We are also developing and have initiated IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect to file the IND in 2022. Preclinical data for ATA3271 demonstrates potent anti-tumor activity, functional persistence and significant survival benefit with no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. These data will be presented at the Society for Immunotherapy of Cancer (SITC) 35th Anniversary Annual Meeting in November 2020.

ATA3219

We are also developing ATA3219, an off-the-shelf, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies as a potential best-in-class therapy without the need for TCR gene editing, using our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform.

In February 2020, an academic off-the-shelf, allogeneic CD19 CAR T clinical study using an allogeneic EBV T-cell construct and CD28/CD3z co-stimulatory domain for patients with relapsed/refractory B-cell malignancies was presented at the 2020 Transplantation and Cellular Therapy (TCT) Meetings. Findings from this study provided initial clinical proof-of-principle that an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high response rates, durable responses and low risk of toxicity that can be rapidly delivered to patients. An abstract detailing ATA3219 preclinical data was accepted for presentation at the 62nd American Society of Hematology (ASH) Annual Meeting and Exposition being held virtually in December 2020. These preclinical data for ATA3219 demonstrate persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells, with no evidence of allocytotoxicity in vivo.

We had a pre-IND meeting with the FDA in October 2020, where we received feedback to guide the IND filing for ATA3219. We have initiated IND-enabling studies and expect to file the IND in 2021.

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

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on our business and operations and have taken steps to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we have temporarily transitioned most of our employees and staff to a remote, work-from-home model, while maintaining essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite employees and staff.

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

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments which are uncertain and difficult to predict. Further quarantines, shelter-in-place or similar restrictions and other actions taken or imposed by foreign, federal, state and local governments could adversely impact our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will seek to adjust our activities as appropriate. In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us.

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

Our net losses were $225.3 million and $212.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $1,043.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2020, our cash, cash equivalents and short-term investments totaled $327.2 million, which we intend to use to fund our operations. In the second quarter of 2020, we completed an underwritten public offering of shares of common stock and pre-funded warrants and received aggregate net proceeds of $189.3 million.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical study of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical and IND-enabling studies;
•	continuing development of ATA188 in progressive MS;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing to develop our product candidates in additional indications, including tab-cel® for EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Our expenditures on current and future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the availability of qualified drug supply for use in our ongoing Phase 3 or other clinical studies;
•	the scope, rate of progress, and expenses of our ongoing clinical studies, potential additional clinical studies and other research and development activities;
•	the potential review or reanalysis of our clinical study results;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates or discontinuation rates of patients, including any potential impact of the COVID-19 pandemic;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	changing medical practice patterns related to the indications we are investigating;
•	significant and changing government regulation;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic; and
•	the timing and receipt of any regulatory approvals, as well as potential post-market requirements.

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

Critical Accounting Policies and Significant Judgments and Estimates

Except for the adoption of ASU No. 2016-13, as amended, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, and ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, none of which had a material impact to us as disclosed in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2020 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$15,723	$11,115	$4,608	$45,426	$34,006	$11,420
ATA188, CAR T and other program expenses	4,127	8,852	(4,725)	14,339	24,060	(9,721)
Employee and overhead expenses	40,027	33,571	6,456	119,331	96,391	22,940
Total research and development expenses	$59,877	$53,538	$6,339	$179,096	$154,457	$24,639

Tab-cel® expenses were $15.7 million and $45.4 million in the three and nine months ended September 30, 2020, respectively, as compared to $11.1 million and $34.0 million in the comparative 2019 periods. The increases were primarily due to clinical trials and process performance qualification activities at our manufacturing facility, as well as increased activity to support our tab-cel® BLA filing.

ATA188, CAR T and other program expenses were $4.1 million and $14.3 million in the three and nine months ended September 30, 2020, respectively, as compared to $8.9 million and $24.1 million in the comparative 2019 periods. The decreases were primarily related to lower clinical study, manufacturing and other outside services costs for programs that are no longer in active development.

Employee and overhead expenses were $40.0 million and $119.3 million in the three and nine months ended September 30, 2020, respectively, as compared to $33.6 million and $96.4 million in the comparative 2019 periods. The increases were primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. Relative to the 2019 comparative period, for the three months ended September 30, 2020, payroll and related costs increased by $4.8 million, facility-related costs increased by $1.3 million and outside services costs remained consistent. Relative to the 2019 comparative period, for the nine months ended September 30, 2020, payroll and related costs increased by $18.1 million, facility-related costs increased by $4.1 million and outside services costs increased by $0.7 million.

Total research and development expenses for the three and nine months ended September 30, 2020 have not been significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$14,829	$19,018	$(4,189)	$48,259	$61,525	$(13,266)

General and administrative expenses decreased to $14.8 million and $48.3 million in the three and nine months ended September 30, 2020, respectively, as compared to $19.0 million and $61.5 million in the comparative 2019 periods. The decrease between the three-month periods was primarily due to decreases in outside service costs and lower employee-related costs. The decrease between the nine-month periods was primarily due to decreases in outside services costs and lower non-cash stock-based compensation expenses. Total general and administrative expenses for the three and nine months ended September 30, 2020 have not been significantly impacted as a result of the COVID-19 pandemic.

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

In February 2020, we entered into a new sales agreement (the 2020 ATM Facility) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2020 ATM Facility is separate from and does not replace the 2019 ATM Facility in any way. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings and are registered under the Securities Act. We will pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

During the three months ended September 30, 2020, we sold an aggregate of 2,581,768 shares of common stock under the ATM facilities, at an average price of $13.56 per share, for net proceeds of $34.1 million, after deducting commissions payable by us. For the nine months ended September 30, 2020, we sold an aggregate of 4,109,984 shares of common stock under the ATM facilities, at an average price of $14.28 per share for net proceeds of $57.1 million, after deducting commissions and other offering expenses payable by us. On October 2, 2020, we received net proceeds of approximately $0.3 million from sales of shares common stock under the 2020 ATM Facility that occurred during September 2020. On January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of our common stock under the 2019 ATM Facility that occurred during December 2019.

As of September 30, 2020, we have fully utilized the 2019 ATM Facility and $90.9 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. As of September 30, 2020, we had an accumulated deficit of $1,043.3 million. We do not expect to receive any revenues from any product candidates that we develop until we obtain regulatory approval and commercialize our products. As such, we anticipate that we will continue to incur losses in the foreseeable future. Additionally, as a result of the COVID-19 pandemic, we have experienced, and may experience in the future, disruptions that could severely impact our business, preclinical studies and clinical trials. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2020 ATM Facility, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. However, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a consequence, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. We may face similar difficulties in obtaining funding through debt financing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2020 will be sufficient to fund our planned operations into 2022.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$62,620	$74,317
Short-term investments	264,565	184,792
Total cash, cash equivalents and short-term investments	$327,185	$259,109

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(176,639)	$(176,936)
Investing activities	(83,836)	59,332
Financing activities	248,778	151,337
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,697)	$33,733

Operating activities

Net cash used in operating activities was $176.6 million in the 2020 period as compared to $176.9 million in the 2019 period. The decrease of $0.3 million was primarily due to a decrease in working capital usage and a decrease in accretion of investment discounts, offset by an increase in net loss.

Investing activities

Net cash used in investing activities in the 2020 period consisted of $279.2 million used to purchase available-for-sale securities and $3.9 million in purchases of property and equipment, partially offset by $199.3 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the 2019 period consisted primarily of $209.4 million received from maturities and sales of available-for-sale securities, partially offset by $147.2 million used to purchase available-for-sale securities and $3.0 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2020 period consisted primarily of $189.3 million of net proceeds received from the underwritten public offering of common stock and pre-funded warrants, $58.0 million of net proceeds received from the ATM facilities and $3.4 million of net proceeds from employee stock award transactions, partially offset by $1.5 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the 2019 period consisted primarily of $140.9 million of net proceeds received from the underwritten public offering of common stock and pre-funded warrants, $12.6 million of net proceeds from the 2019 ATM Facility and $4.9 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs.

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

Contractual Obligations and Commitments

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. In October 2020, we entered into an amendment of this lease to extend the lease term by one year and an option to extend the lease for an additional five years. The amended lease expires in May 2022.

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

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one of our contract manufacturing agreements which we may terminate for convenience upon six months’ written notice. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2020, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described below. These risks include, among others:

•	we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future;
•	we currently have no source of revenues and may never generate revenues or achieve profitability;
•

we are early in our development efforts, and we will need to successfully complete preclinical and clinical testing of our product candidates before we can seek regulatory approval and potentially generate commercial sales;

•	we will require substantial additional financing to achieve our goals, which may not be available to us on acceptable terms, or at all;
•	our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel;
•

the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and product candidates we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval;

•

clinical drug development, both in the U.S. and international jurisdictions, involves a lengthy and expensive process with an uncertain outcome and even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties;

•

our T-cell immunotherapy product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny and delays in or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates;

•	the market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small;
•	we may not be able to obtain or maintain orphan drug exclusivity for our product candidates;
•

the COVID-19 pandemic continues to impact our business and operations and could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely;

•

our success depends upon our ability to obtain and maintain sufficient intellectual property protection for our product candidates, and we may not be able to protect our intellectual property rights throughout the world;

•	our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval; and
•	we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2020, we reported a net loss of $225.3 million and we had an accumulated deficit of $1,043.3 million as of September 30, 2020.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into 2022. As of September 30, 2020, we had total cash, cash equivalents and short-term investments of $327.2 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’s Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, as a result of the COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays.

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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure, potent, comparable to those T cells produced by our partners historically, scalable or profitable.

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

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored INDs held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. A marketing application based on interim data would impact the required ORR and may also result in post-marketing requirements that must be fulfilled. Similarly, if conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

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

Although we have obtained BTD and PRIME designation for tab-cel® for EBV+ PTLD in the U.S. and the EU, respectively, this may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for priority review. Based on our BTD, we intend to pursue a rolling submission strategy for our BLA for tab-cel® for EBV+ PTLD in the U.S. While the rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, the FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA, thereby potentially delaying the approval process. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA and ultimately receive FDA approval. In addition, the FDA retains discretion to decide not to review the portions of our BLA submitted under the rolling review process until the submission is deemed to be complete.

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

There remain judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas District Court Judge ruled that the

Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. In March 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fourth quarter of 2020.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. presidential administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, in May 2018, the U.S. presidential administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the presidential administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the presidential administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. Although some of these and other proposals may require additional authorization to become effective, members of Congress and the presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-associated diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is planning to initiate several Phase 3 studies for CMV, AdV and Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 1b/2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV; and Tessa Therapeutics Pte Ltd., which has a Phase 3 autologous EBV-specific T-cell therapy (TT10) and a preclinical product candidate that is an allogeneic CD30-targeted CAR EBV-specific T-cell therapy.

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved for the treatment of relapsing forms of MS (RMS), including clinically isolated syndrome, relapsing-remitting disease (RRMS) and active secondary progressive disease, in the U.S. and EU. There are many competitors in the RMS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, was approved in the U.S. for the treatment of RMS, and a decision for its approval for treatment of the same indication in the EU is expected in the first half of 2021. Additionally, Mayzent® (siponimod), marketed by Novartis, is approved in the EU for the same indication. There are numerous development candidates in Phase 3 studies for RMS including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab and EMD Serono’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib. Johnson & Johnson has completed Phase 3 studies of its sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, and has sought regulatory approval in the U.S. and EU.

Two therapies have been approved for the treatment of non-relapsing, progressive forms of MS. Ocrevus® is approved in the U.S. and EU for the treatment of PPMS. Mitoxantrone, which is now generic, is approved to treat SPMS, without relapses, in the U.S.

The SPMS and PPMS markets have active development pipelines and additional novel agents could be approved in the future. Several development candidates are being evaluated in Phase 3 studies for progressive forms of MS including primary and secondary progressive MS, including AB Science’s masitinib, a tyrosine kinase inhibitor; Sanofi’s SAR442168, a BTK inhibitor; and Roche’s fenebrutinib, a BTK inhibitor. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in patients with non-relapsing secondary progressive MS.

There are currently three autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel) and Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel). Bristol-Myers Squibb has filed BLAs to the US FDA for lisocabtagene maraleucel (liso-cel) (November 2020 PDUFA) and for idecabtagene vicleucel (March 2021 PDUFA) with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g. small molecules, antibodies) in the indication of interest.

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

As of September 30, 2020, we had 429 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2018 through September 30, 2020, the reported sale price of our common stock has fluctuated between $4.52 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

General Risk Factors

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•

the federal physician sunshine requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, as defined by this law, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

10.1+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020					X

10.2+

Third Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020

X

10.3*	Amended and Restated 2018 Inducement Plan					X

10.4	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of October 21, 2020					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.	X

+	Portions of this exhibit have been omitted as being both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Indicates management contract or compensatory plan or arrangement.
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
Date: November 9, 2020

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)