Form 10-K
period 2020-12-31
Atara Biotherapeutics, Inc.
filed 2021-03-01
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2020 as reported by The Nasdaq Stock Market, was $906,895,284. This calculation excludes 12,063,880 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 18, 2021 was 83,614,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•

our expectations regarding the timing of initiating clinical studies, opening client sites, enrolling clinical studies and reporting results of clinical studies for our programs, including in light of the COVID-19 pandemic;

•

the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the initiation, completion and expectations about the timing of approvals for our BLA for tab-cel® for patients with EBV+ PTLD;

•	the potential indications for our product candidates, if approved for commercial use;
•	the potential market opportunities for commercializing our product candidates;
•	our Research, Development and License Agreement with Bayer, including potential milestone and royalty payments under the agreement;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to commercialize our product candidates, if approved for commercial use;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical studies, or if approved, for commercial sale;
•	the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to qualification of our manufacturing plant for commercial production.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the COVID-19 pandemic, which may significantly impact (i) our business, research, clinical development plans and operations, including our operations in South San Francisco and Southern California and at our clinical trial sites, as well as the business or operations of our third-party manufacturer, contract research organizations or other third parties with whom we conduct business, (ii) our ability to access capital, and (iii) the value of our common stock; the sufficiency of our cash resources and need for additional capital, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described below. These risks include, among others:

•	we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future;
•	we currently have no approved products and thus have no revenues from commercialization of any products and may never generate product revenues or achieve profitability;
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

•	our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval; and
•	we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer AG (Bayer);
o	ATA3271: Allogeneic CAR T therapy targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19 and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. In addition, our manufacturing facility has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. We are currently in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. See section ‘Terms of Certain License and Research and Development Collaboration Agreements’ below for additional details.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK), the Council of the Queensland Institute of Medical Research (QIMR Berghofer) and H. Lee Moffitt Cancer Center and Research Institute (Moffitt) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Pipeline

Our pipeline is summarized below:

These investigational agents are not approved by any regulatory agencies. Efficacy and safety have not been established.

EBV+ PTLD: EBV-driven Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant

Other programs: ATA2321 (AML), ATA2431 (B-cell malignancies), and ATA368 (HPV)

(1)	Phase 2 multi-cohort initiated in Q3 2020, with possible indications including EBV+ PTLD with CNS involvement, EBV+ PID/AID LPD, EBV+ LMS and other potential EBV-driven diseases
(2)	Phase 1b/2 study in combination with anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-driven NPC
(3)	Targeted antigen recognition technology; Phase 2 Randomized Controlled Trial
(4)

Mesothelin is expressed at high levels on the surface of cells in aggressive solid tumors including mesothelioma, triple-negative breast cancer, esophageal cancer, pancreatic cancer and non-small cell lung cancer

(5)

Atara’s CAR T collaboration with MSK will focus on development of a next-generation, mesothelin-targeted CAR T using novel 1XX CAR signaling and PD-1 dominant negative receptor (DNR) checkpoint inhibition technologies

(6)

Worldwide license agreement and research, development and manufacturing collaboration with Bayer to develop Atara’s allogeneic off-the-shelf mesothelin CAR T program (ATA3271) and autologous program (ATA2271)

Tab-cel®

EBV+ PTLD

Since its discovery as the first human oncovirus, EBV has been implicated in the development of a wide range of diseases, including lymphomas and other cancers. EBV is widespread in human populations and persists as a lifelong, asymptomatic infection. In healthy individuals, a small percentage of T cells are devoted to keeping EBV in check. In contrast, immunocompromised patients, such as those undergoing hematopoietic cell transplants (HCT) or solid organ transplants (SOT) have a reduced ability to control EBV. Left without appropriate immune surveillance, EBV-transformed cells can, in some patients, proliferate and cause an aggressive, life-threatening cancer called EBV+ PTLD. Nearly all cases of PTLD that occur following HCT are EBV positive while approximately 60% of PTLD cases that occur following SOT are EBV positive.

Historical studies suggest a high unmet medical need for improved therapies in patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, with approximately 40% to 60% of patients either not responding to or progressing following this first line of therapy. Expected median overall survival in patients with EBV+ PTLD following HCT who have failed rituximab-based first line therapy is approximately 1.7 months, and for patients with EBV+ PTLD following SOT who have failed rituximab-based first line therapy, the median overall survival is approximately 3.3 months. The use of chemotherapy in patients with EBV+ PTLD who have failed rituximab is frequently associated with significant rates of treatment-related mortality due to the frailty of the patients and severe toxicities associated with chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2019.

Tab-cel® for EBV+ PTLD

In June 2015, we licensed certain patent rights, know-how and a library of T cells and cell lines specific to EBV from MSK under an exclusive license agreement. In accordance with the license agreement, we agreed to use commercially reasonable efforts to commercialize the licensed products and to make milestone payments with respect to the licensed programs and to make royalty payments to MSK to the extent product candidates arising from the collaboration are commercialized. Our most advanced product candidate, tab-cel®, is part of this MSK collaboration and targets EBV.

Tab-cel® is an allogeneic EBV-specific T-cell immunotherapy that is currently in Phase 3 development for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Tab-cel® is also under development for other EBV+ diseases with significant unmet medical need through a Phase 2 multi-cohort study that was initiated in the third quarter of 2020.

Tab-cel® has received Breakthrough Therapy Designation (BTD) from the U.S. Food and Drug Administration (FDA) for the treatment of patients with EBV+ PTLD after HCT who have failed rituximab, PRIority MEdicines (PRIME) designation from the European Medicines Agency (EMA) for the same indication, and orphan designation in the U.S. and European Union (EU) for the treatment of patients with EBV+ PTLD following HCT or SOT.

In clinical studies conducted at MSK that have enrolled patients with EBV+ PTLD following HCT and SOT, efficacy following treatment with tab-cel® monotherapy compared favorably with historical data in these patient populations. Patients with EBV+ PTLD after HCT who have failed rituximab and were treated with tab-cel® had two-year overall survival of approximately 83% in two separate clinical studies. In the setting of EBV+ PTLD after SOT in patients who have failed rituximab, similar results were observed, with two-year overall survival of approximately 86% in tab-cel®-treated patients. A response rate of greater than or equal to 50% was observed in HCT and SOT patients in these studies.

In December 2017, we initiated two Phase 3 studies for tab-cel® intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT (which was referred to as the MATCH study) and SOT in patients who have failed rituximab (which was referred to as the ALLELE study). In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of an HCT cohort for EBV+ PTLD patients who have failed rituximab, and a single SOT cohort for EBV+ PTLD patients who have failed prior treatment with rituximab with or without chemotherapy. Additionally, we expanded the ALLELE study geographically to include clinical sites in Europe and Canada.

We completed an interim analysis for the ALLELE study in the third quarter of 2020. Data from the interim analysis showed a 50 percent objective response rate (ORR) to tab-cel® with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel® safety profile is also consistent with previously published data, with no new safety signals.

In January 2021, we presented transcriptional data for tab-cel® at the 2021 Transplantation & Cellular Therapy Meeting demonstrating consistency of the product’s activation profile irrespective of donor and consistent enrichment of receptors targeting EBV-driven diseases.

Prior to initiating the BLA, we require a procedural decision from the FDA related to how the historical non-pivotal data should be presented in the BLA submission. Following FDA agreement in October 2020 that the pivotal ALLELE data will be the primary basis for approval, and that historical non-pivotal clinical data will be supportive, the FDA needs to decide whether they view the drug product manufactured by our academic partner used in historical, non-pivotal studies as comparable to the drug product manufactured by Atara used in the pivotal ALLELE study. This decision will then determine if we will submit in the clinical module the pivotal and non-pivotal data combined in pooled analyses or separately in parallel analyses. The type of analysis does not change expectations regarding the proposed product indication for previously treated patients with EBV+ PTLD.

We continue to have ongoing active and productive dialogue with the FDA, which has already resulted in several key points of agreement, including: (i) a rolling submission is acceptable for the BLA, (ii) we can complete the BLA submission with currently enrolled patients in the pivotal ALLELE study with at least six-months follow-up of duration of response, and (iii) the FDA will consider historical data from the Phase 2 trials conducted at MSK, our Phase 2 multicenter expanded access protocol (EAP) and the Single Patient Use (SPU) program as supportive data to the pivotal ALLELE study in the BLA clinical module. We have completed the preclinical module 4 and are ready to initiate a rolling BLA with this module once the FDA decides on a procedural question related to how the historical non-pivotal data should be presented in the BLA submission. We are also making progress through active and productive discussions with the FDA to align on the final content of the chemistry, manufacturing and control (CMC) module 3 of the BLA.

We remain on track to complete a rolling BLA submission for patients with EBV+ PTLD with the clinical module in the third quarter of 2021. We expect to present data from the pivotal ALLELE study at an appropriate congress in the fourth quarter of 2021. We anticipate potential approval of the BLA in the first half of 2022.

We are also planning to submit a tab-cel® marketing authorization application (MAA) for patients with EBV+ PTLD in the EU in the fourth quarter of 2021. We received a positive opinion from the Pediatric Committee (PDCO) of the EMA regarding a Pediatric Investigation Plan (PIP) in November 2020, and the EMA ratified our PIP in December 2020. We anticipate potential approval of the MAA in the second half of 2022.

While clinical study operations and the opening of additional ALLELE sites in the United States, Canada and Europe have been impacted by the spread of COVID-19, most sites are currently open for patient enrollment.

We are continuing our preparations and investing further in commercial readiness activities in anticipation of planned commercialization of tab-cel® in the U.S. We expect to pursue approvals in key geographies and are seeking a partner for the commercialization of tab-cel® outside the U.S.

Tab-cel® Multi-Cohort Study

We continue to pursue development of tab-cel® in earlier lines of therapy with the goal of expanding the potential label in PTLD and closely related diseases. We intend to focus on extending further into immunodeficiency-associated lymphoproliferative diseases (IA-LPDs) as the next step in the tab-cel® potential label expansion given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®. We initiated a Phase 2 multi-cohort study in the third quarter of 2020 concurrently in the U.S. and EU. The multi-cohort study will evaluate both treatment-naïve and previously treated patients in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases. Data from this Phase 2 study is expected in 2023.

Data was featured in an e-poster at the European Society for Medical Oncology (ESMO) 2020 Virtual Congress in September 2020 and demonstrated that tab-cel® was well-tolerated and showed encouraging clinical activity in patients with EBV+ AID-LPD and EBV+ PID-LPD (Acquired and Primary Immunodeficiency Lymphoproliferative Diseases).

In patients where previous treatments have failed, the objective response rates, including complete response, were 33.3% (three out of nine patients) in AID-LPD and 37.5% (three out of eight patients) in PID-LPD groups. Tab-cel® was generally well-tolerated with a favorable safety profile consistent with previously published clinical studies. Data on tab-cel® in patients with life-threatening complications stemming from persistent EBV viremia were presented at the 62nd American Society of Hematology (ASH) Annual Meeting and Exposition in December 2020. These clinical data demonstrated that tab-cel® was well-tolerated and showed encouraging clinical activity in this patient population, with objective response rates ranging from 50% (two out of four patients) to 80% (four out of five patients). The overall survival (OS) rate at one year in patients with EBV viremia treated in the EAP-201 study was 100 percent for a median follow-up of 14.6 months (min 12.2, max 17.8).

Tab-cel® for NPC

Nasopharyngeal carcinoma (NPC) is a type of head and neck cancer that is primarily associated with EBV. Standard treatment for NPC typically includes radiation therapy, platinum-based chemotherapy or a combination of both. Surgical intervention is only rarely employed and is usually only utilized in select early-stage cases. There are no approved therapeutic agents available to treat relapsed/refractory NPC, although there are multiple agents in development for this patient population.

In April 2017, we entered into an agreement with Merck Sharp & Dohme (known as MSD outside of the U.S. and Canada) to provide drug supply for a study to be sponsored and conducted by us to evaluate tab-cel® in combination with Merck’s anti-PD-1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-driven NPC. Our Phase 1b study, which was initiated in 2018, achieved its safety endpoints and stable disease in some patients. Based on a strategic prioritization to expand tab-cel® business potential through the significant opportunity in IA-LPDs, we will focus our tab-cel® efforts on the execution of the Phase 2 multi-cohort study and the planned BLA initiation in EBV+ PTLD. At this time, we will not initiate the Phase 2 portion of the NPC study in combination with pembrolizumab. We intend to generate additional translational data in NPC in 2021 to further inform our strategy on this patient population. We plan to share data from the NPC study at an appropriate forum in the future.

ATA188

Multiple Sclerosis

We are also developing ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS). MS is a chronic autoimmune disorder of the central nervous system (CNS) that disrupts the myelination and normal functioning of the brain, optic nerves and spinal cord through inflammation and tissue loss. The evolution of MS results in an increasing loss of both physical and cognitive (e.g., memory) function. This has a substantial negative impact on the approximately 2.3 million patients worldwide diagnosed and living with MS, with approximately one million of those patients having a progressive form of MS.

There are two categories of MS: progressive MS (PMS) and relapsing-remitting MS (RRMS). RRMS is a form of MS that is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery and quiescence during which the disease does not progress. PMS is a severe form of MS that is characterized by persistent progression and worsening of MS symptoms and physical disability over time for which there are few therapeutic options. There are two types of PMS: primary progressive MS (PPMS) and secondary progressive MS (SPMS). PPMS occurs when the patient has a disease course characterized by steady and progressive worsening after disease onset. SPMS initially begins as RRMS, but once patients have continuous progression of their disease, they have developed SPMS.

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

Based on our analysis of industry data and assumed increases in treatment rates and market share for a best-in-class treatment, we estimate that the potential annual U.S. market opportunity in PMS could be at least $3.5 billion by 2025.

ATA188 for MS

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

In the fourth quarter of 2017, we initiated an open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with PMS. The primary objective of this Phase 1 study is to assess the safety of ATA188 in patients followed for at least one year after the first dose. Key secondary endpoints in the study include measures of clinical improvement, using recognized scales for MS symptoms, function and disability including Expanded Disability Status Scale (EDSS), Fatigue Severity Score, MS Impact Scale-29 (physical), Timed 25-Foot Walk (T25FW), 9-Hole Peg Test, 12-Item MS Walking Scale (MSWS-12) and Visual Acuity.

Enrollment for the fourth and final dose escalation cohort in the Phase 1a portion of the study was completed in the third quarter of 2019 and we presented updated efficacy and safety results from this study at the MSVirtual2020: 8th Joint ACTRIMS-ECTRIMS Meeting in September 2020. The data demonstrated that ATA188 was well-tolerated across all four dose cohorts, with no dose-limiting toxicities and no fatal adverse events. Additionally, patients who demonstrated sustained disability improvement (SDI) at any timepoint maintained improvement at all future timepoints, and higher proportion of patients showed SDI with increasing dose (42% in cohorts 3 and 4 (higher doses) versus 17% in cohorts 1 and 2 (lower doses)). SDI is defined as clinically significant improvement in EDSS or T25FW observed at two consecutive time points. ATA188 treatment showed no clinically meaningful effect on cytokine levels and no dose-related safety trends were identified. Rhinorrhea (runny nose) was the only treatment-related event that occurred in more than one subject. No dose-limiting toxicities and no fatal adverse events have been reported. The safety profile has remained consistent with previously reported data. We also presented preclinical translation data at ACTRIMS-ECTRIMS that further support the proposed mechanism of action of ATA188 targeting EBV-infected B cells. These combined analyses of T cells comprising ATA188 are consistent with its proposed mechanism of targeting EBV-infected B cells by recognizing MS-relevant EBV antigens on these cells via defined TCRs. While these data will need to be confirmed in a double-blind, placebo-controlled, randomized study, they indicate the potential for the first treatment option in PMS to halt or reverse the progression of disease. We believe these results align with the body of evidence supporting the important role of EBV-infected B cells in the chronic autoimmune pathology of MS.

We are also re-treating patients with Cohort 3 dose in an open-label extension (OLE) of the Phase 1a study and we presented the first available data from the OLE at the ACTRIMS-ECTRIMS Meeting in September 2020. We presented updated data from the OLE in an e-poster at the European Charcot Foundation 28th  Annual Meeting in November 2020, including data on 24 patients from the 12-month dose escalation portion of the trial, 16 of whom entered the OLE and had ≥15-month data available as of October 2020. Throughout the entire Phase 1a and OLE study, nine of the 16 patients who entered the OLE demonstrated SDI with ATA188 treatment (seven achieved SDI in the first 12 months and two during the OLE). In seven out of the nine patients, SDI was driven by sustained improvement in EDSS. A dose-related increase in the number of patients meeting SDI criteria was observed. Similar safety profile with no dose-limiting toxicities was shown in the highest dose cohorts (Cohorts 3 and 4). In the two highest dose cohorts, five out of 12 total patients (42%) and six out of 12 total patients (50%) demonstrated SDI at 12 and 15 months, respectively. SDI was driven by EDSS in all but one of the patients in Cohorts 3 and 4; all SDI observed in Cohort 4 was based on EDSS improvement. The Cohort 3 and 4 doses demonstrated similar efficacy profile based on SDI, with the Cohort 4 dose trending toward greater effect on EDSS. We plan to re-treat patients in the OLE with Cohort 4 dose in subsequent years. We plan to present translational data in the first half of 2021 at an appropriate forum and long-term two-year clinical data from the OLE in the second half of 2021.

In January 2021, we presented a poster at the 2021 Transplantation & Cellular Therapy Meeting an innovative testing solution that enables detection and quantification of non-engineered allogeneic T-cell therapies for use in ATA188 clinical development.

We initiated a randomized, double-blind, placebo-controlled trial (RCT) to evaluate the efficacy and safety of ATA188 in patients with PMS using the cohort 3 dose and enrolled the first patient in June 2020. This study was previously designated as Phase 1b and, based on recent program changes, it is now designated as a Phase 2. We discussed updates to the design of the RCT study with the FDA in January 2021 and gained alignment on several points for the RCT, as well as potential registrational studies: (i) a disability improvement endpoint is appropriate, with the FDA articulating a preference for EDSS improvement; (ii) the criteria used to enroll the study population of SPMS and PPMS are appropriate; and (iii) the Phase 2 RCT should run for at least 12 months, and a properly conducted interim analysis is appropriate. We also submitted a protocol amendment to the FDA, increasing the number of patients to 80, changing the primary end point of the study to EDSS disability improvement and maintaining the biological and functional endpoints. We plan to continue discussions with the FDA about potential opportunities for accelerated development of ATA188. We plan to conduct an interim analysis to assess efficacy and safety in the first half of 2022 and following the interim analysis, we expect to complete planned enrollment of the Phase 2 RCT in the first half of 2022. Based on the most recent data from the Phase 1a portion of the study, which shows a higher proportion of patients showing sustained EDSS improvements and a consistent safety profile over 15 months, we have selected the cohort 4 dose for enrollment in the Phase 2 RCT. In addition to measuring change in disability measures compared to baseline, especially SDI over time, the study also includes multiple measures of patients’ function as well as various biomarkers.

CAR T Programs

Our current CAR T pipeline is as follows:

AML: acute myeloid leukemia; DNR: Dominant Negative Receptor

(1)

Worldwide license agreement and research, development and manufacturing collaboration with Bayer to develop Atara’s allogeneic off-the-shelf mesothelin CAR T program (ATA3271) and autologous program (ATA2271)

(2)

Mesothelin is expressed at high levels on the surface of cells in aggressive solid tumors including mesothelioma, triple-negative breast cancer, esophageal cancer, pancreatic cancer and non-small cell lung cancer

ATA2271/ATA3271

Our next-generation CAR T immunotherapy programs include autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. ATA2271 is designed to improve efficacy persistence, and durability of response versus CD28/CD3z-based CARs by using a novel 1XX CAR co-stimulatory signaling domain and cell intrinsic checkpoint inhibition technology with a PD-1 dominant negative receptor (DNR).

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

Data from investigational new drug (IND) enabling studies for ATA2271 were presented at the American Association for Cancer Research (AACR) Virtual Meeting II in June 2020. These data support the first application of the combination of 1XX co-stimulatory domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR that are associated with less cell exhaustion, improvements in functional persistence, serial cell killing and in vivo efficacy, which was maintained through multiple tumor re-challenges when compared with first-generation CD28/CD3z-based mesothelin CAR. The FDA accepted the IND application submitted by our collaborators at MSK in August 2020, and in September 2020, MSK initiated an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. MSK has enrolled several patients into this study and we expect first Phase 1 data from this study to be presented in the fourth quarter of 2021.

We are also developing and have initiated IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect to file the IND in the second half of 2022. Preclinical data for ATA3271 demonstrates potent anti-tumor activity, functional persistence and significant survival benefit with no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. These data were presented at the Society for Immunotherapy of Cancer (SITC) 35th Anniversary Annual Meeting in November 2020.

In December 2020, we entered into the Bayer License Agreement pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. See section ‘Terms of Certain License and Research and Development Collaboration Agreements’ below for additional details.

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

Preclinical data for ATA3219 demonstrate functional persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells both in vitro and in vivo. An abstract detailing this ATA3219 preclinical data was presented at the 62nd ASH Annual Meeting and Exposition in December 2020.

We had a pre-IND meeting with the FDA in October 2020, where we received feedback to guide the IND filing for ATA3219. We have initiated IND-enabling studies and plan to submit an IND for ATA3219 for patients with B-cell malignancies in the fourth quarter of 2021 or first quarter of 2022.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. For example, in August 2018, we entered into a strategic collaboration with Moffitt. As part of this relationship, we agreed to collaborate with Moffitt to develop multi-targeted CAR T immunotherapies designed to address cancers with diverse cell types that often become resistant to treatment, such as acute myeloid leukemia (AML) (ATA2321) and B-cell malignancies (ATA2431), and to make certain milestone and royalty payments associated with the collaboration targets. In addition, the collaboration includes the use of a novel CAR T intracellular co-stimulatory domain that may improve CAR T proliferation when responding to an appropriate antigen and enhance CAR T persistence by reducing T-cell exhaustion. In addition to our ATA188 program with QIMR, we are also collaborating with QIMR on the development of ATA368 for patients with human papillomavirus (HPV) associated cancers.

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

Should any of our T-cell product candidates be approved for use, we will face substantial competition. In addition to the current standard of care for patients, commercial and academic clinical studies are being pursued by a number of parties in the field of immunotherapy. Early results from these studies have fueled continued interest in T-cell immunotherapy. In addition, if approved, our T-cell programs would compete with currently marketed drugs and therapies used for treatment of the indications we are addressing, and potentially with product candidates currently in development for the same indications.

EBV+ PTLD

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is planning to initiate several Phase 3 studies for CMV, AdV and Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 1b/2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV; and Tessa Therapeutics Pte Ltd., which has a Phase 2 autologous and preclinical allogeneic CD30-CAR-T product candidate being evaluated in CD30+ lymphomas.

Multiple Sclerosis

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S. and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS).  There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies.  Most recently, Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, was approved in the U.S. for the treatment of relapsing forms of MS, and a decision for its approval for treatment of the same indication in the EU is expected in the first half of 2021. Johnson & Johnson has completed Phase 3 studies of its sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, and has sought regulatory approval also for relapsing forms of MS in the U.S. and EU.

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab, EMD Serono’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, SAR442168 and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

CAR T Program

There are currently four autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel). Bristol-Myers Squibb has filed a BLA to the U.S. FDA for idecabtagene vicleucel with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies) in the indication of interest.

Terms of Certain License and Research and Development Collaboration Agreements

Out-license

Bayer Research, Development and License Agreement

On December 4, 2020, we entered into the Bayer License Agreement, pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271 (the Licensed Products), in each case, targeting mesothelin.

Under the terms of the Bayer License Agreement, we will be responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer will be responsible for the further development of ATA2271 at its cost. Bayer will be responsible for the development of ATA3271, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities to be performed by us relating to ATA3271, in each case at Bayer’s cost. Bayer will also be solely responsible for commercializing the Licensed Products at its cost.

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which we believe are recoverable, and an additional $15.0 million upfront reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to an additional $5.0 million for additional, specified translational activities under the Bayer License Agreement and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors. We also granted Bayer a time limited, non-exclusive right to negotiate a license to additional Atara CAR-T product candidates if we decide to pursue an out-license of such CAR-T product candidates. Under the terms of the Bayer License Agreement, we are currently negotiating a separate manufacturing and supply agreement with Bayer for the supply of allogenic mesothelin-directed CAR T-cell therapies for clinical trials.

In-license

MSK License Agreements

In June 2015, we entered into a license agreement with MSK, under which MSK granted us a worldwide, exclusive license to certain patent rights, know-how and a library of T cells and cell lines, to research, develop, manufacture and commercialize three clinical stage T-cell therapies. We are obligated to make milestone payments of up to $33.0 million to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we must make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also obligated to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a licensed product-by-product and country-by-country basis, on the latest of: (i) expiration of the last licensed patent rights related to a licensed product, (ii) expiration of any market exclusivity period granted by law with respect to a licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

In May and December 2018, we licensed additional technology from MSK. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

QIMR Berghofer License Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive and worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology. We exercised this option in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to cytomegalovirus (CMV). In addition, we further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. We refer to our August 2020 third amended and restated license agreement with QIMR Berghofer as the QIMR License Agreement and our August 2020 third amended and restated research and development collaboration agreement with QIMR Berghofer as our QIMR Collaboration Agreement.

The QIMR License Agreement provides for various milestone and low to mid single-digit royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of the QIMR Collaboration Agreement, we are required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. The QIMR Collaboration Agreement also provides for various milestone payments to QIMR Berghofer based on the achievement of certain developmental and regulatory milestones.

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

Patents

We seek composition-of-matter and/or associated method patents, including method-of-treatment patents, for each of our product candidates in key therapeutic areas. The U.S. patent system permits the filing of provisional and non-provisional patent applications. A provisional patent application is not examined for patentability by the U.S. Patent and Trademark Office (USPTO), and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into an issued patent. Provisional patent applications are often used, among other things, to establish an early effective filing date for a later-filed non-provisional patent application. A non-provisional patent application is examined by the USPTO and can mature into a patent once the USPTO determines that the claimed invention meets the standards of patentability.

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

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 39 patent families having a total of more than 274 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2023 and 2041, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks. Our global trademark portfolio consists of six different trademark families comprised of more than 90 registrations and pending applications.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our T-cell immunotherapies, if approved, will be products regulated as biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with current good manufacturing practice (cGMP) for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our product candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

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

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA), and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

•

completion of nonclinical laboratory tests and animal studies according to good laboratory practices (GLPs), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent Institutional Review Board (IRB), or ethics committee at each clinical site before the trial is commenced;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs), and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (GTPs) for the use of human cellular and tissue products;

•	potential FDA inspection of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, i.e., licensure of the product candidate that is the subject of the BLA.

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

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent document that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and to investigators for serious and unexpected adverse events, findings from other studies, laboratory animal testing or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over the rate listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Under the Prescription Drug User Fee Act, as amended (PDUFA), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also determines whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

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

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act (BPCIA), amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product.

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

Reimbursement

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the U.S. Third-party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products.

These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, in the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Additionally, in May 2018, the Trump administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Several final rules have been recently promulgated that seek to implement several of the Trump administration’s proposals. For example, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, on November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service (PHS), pharmaceutical pricing program and also seek to sell the products to federal agencies.

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

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed Executive Orders designed to eliminate the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

U.S. Health Care Laws

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information as well as their covered subcontractors;

•

the federal physician sunshine requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

state and foreign laws and regulations that are analogous to the federal laws and regulations described in the preceding subsections of this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers; some state and local laws require the registration of pharmaceutical sales representatives; and other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, and the California Privacy Rights Act of 2020 (CPRA) was recently approved by California voters; and

•

similar healthcare laws and regulations in the European Economic Area (EEA) and other jurisdictions, the General Data Protection Regulation (EU) 2016/679 (GDPR), which imposes obligations and restrictions on the collection and use of personal information relating to individuals located in the EEA (including health information).

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

Certain countries outside of the U.S. have a process that requires the submission of a CTA, which is much like an IND in the U.S., prior to the commencement of human clinical studies. In the EU, for example, in accordance with the requirements of the EU Clinical Trials Directive, as implemented in national law by Member States, a CTA must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical studies. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed in that country. In all cases, the clinical studies must be conducted in accordance with GCP and other applicable regulatory requirements. In 2014, a new Clinical Trials Regulation 536/2014, replacing the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. It is expected that the Regulation will apply in late 2021. The new Regulation seeks to simplify and streamline the approval of clinical trials in the European Union. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

Under EU regulatory systems, a company may submit marketing authorization applications under centralized or decentralized, or mutual-recognition procedures. We expect to utilize the centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. Conditional marketing authorization in the European Union is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions.

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The PRIME initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits from the PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

In the EU, companies developing a new medicinal product must agree to a PIP with the EMA and must conduct pediatric clinical trials in accordance with that PIP, unless a deferral or waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A UK-EU Trade and Cooperation Deal (the Deal) that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020 and has been approved by each EU member state and the United Kingdom.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and the EU. Great Britain (made up of England, Scotland and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medical Healthcare products Regulatory Agency (MHRA) in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Deal provides for the tariff-free trade of medicinal products between the United Kingdom and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis to in the EU, but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

Additional Regulation

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

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

We continue to scale our EBV T-cell manufacturing platform to improve product yields from a single donor leukapheresis and have generated data confirming the use of stirred-tank perfusion bioreactors to improve yield and cell growth productivity. We believe our scale-up technology can potentially be a key enabler to deliver biologic-like cost of goods manufactured and could be leveraged across our portfolio, including our CAR T programs. There have been transient interruptions in the supply of leukapheresis collections related to the COVID-19 pandemic, which supply raw materials used in our product candidates. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

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

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated periodically to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of our own facility and the manufacturing capabilities of our partners, including MSK and an affiliate of QIMR Berghofer, and contract manufacturing organizations (CMOs), including Cognate. This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

Our T-cell product candidates require blood-derived starting materials which are received from healthy, consenting third-party donors through FDA- and EMA-compliant collection centers. Our manufacturing operations are conducted under Code of Federal Regulations Good Manufacturing Practices (GMPs), as well as Good Tissue Practices (GTPs). GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Human Capital Management

As of December 31, 2020, we had 437 employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing COVID-19 pandemic on our business and operations and have taken steps to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we have temporarily transitioned most of our workforce to a remote, work-from-home model, while maintaining essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

In addition to implementing measures to protect the health and safety of our workforce, our clinical study and operational teams are working closely with clinical sites to ensure the safety of site staff and patients as well as preserve data integrity and access to treatment as appropriate. Where needed, remote study visits, leveraged tele-medicine, home health care, and other methods have been established to ensure continuity of care for patients while preserving key endpoint data.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We have experienced, and may continue to experience, some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials as a result of the evolving impact of the ongoing COVID-19 pandemic. For example, due to the COVID-19 pandemic, in April 2020 we temporarily paused the screening and enrollment of patients in our RCT for ATA188. We were able to resume such activities and enrolled the first patient in the study in June 2020. Our Phase 2 multi-cohort study of tab-cel® has experienced some delays in clinical trial site initiation activities, but we do not believe this study has been significantly impacted. Our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD has not been significantly impacted by the ongoing COVID-19 pandemic.

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

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “1A. Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in 2012. Our principal corporate offices are located at 611 Gateway Blvd., Suite 900, South San Francisco, California 94080 and our telephone number at that address is (650) 278-8930. Our website address is www.atarabio.com.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the Securities and Exchange Commission (SEC). We make these reports available free of charge through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the SEC.

The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risks. Investors should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our securities.

The risks described below may not be the only ones relating to our company and additional risks that we currently believe are immaterial may also affect us. If any of these risks, including those described below, materialize, our business, competitive position, reputation, financial condition, results of operations, cash flows and future prospects could be seriously harmed. In these circumstances, the market price of our securities could decline, and investors may lose all or a part of their investment.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2020, we reported a net loss of $306.6 million.

We do not expect to generate product revenues in the near future, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Because of the anticipated completion of our BLA filing for tab-cel® in the third quarter of 2021 and a potential approval decision on the same in the first half of 2022, we plan to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

We currently have no approved products and thus have no product revenues. We may never generate revenues from the sale of products or achieve profitability.

To date, we have not generated any revenues from product sales. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues from product sales or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability also depends on a number of additional factors, including our ability to:

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

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize on our own. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2020, together with projected revenues from U.S. tab-cel® sales, if approved, will be sufficient to fund our operations into 2023, including expenses related to the BLA filing and potential commercial launch of tab-cel® in the U.S. As of December 31, 2020, we had total cash, cash equivalents and short-term investments of $500.7 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than reimbursements, milestone and royalty payments that we may receive under the Bayer License Agreement. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of our common stock, resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

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

Risks Related to the Development of Our Product Candidates

We are generally early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.

We are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues from the sale of products, if approved, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

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

We do not have any products that have gained regulatory approval. Currently, our prioritized clinical-stage product candidates include tab‑cel®, for which we are positioned to initiate a BLA submission to the FDA for EBV+ PTLD, and ATA188. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

We cannot commercialize product candidates in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

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

•	utilizing these product candidates in combination with other therapies (e.g., immunomodulatory approaches such as checkpoint inhibitors), which may increase the risk of adverse side effects;
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

For regulatory approvals of tab-cel®, we plan on using independent radiologist and/or oncologist assessment of responses which may not correlate with the investigator-reported assessments. In addition, the Phase 2 clinical studies with tab-cel® enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel® in the treatment of a single disease state for which we may later seek approval.

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or nonrenewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us.

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

Undesirable side effects caused by our product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we or our partners may experience in our clinical studies, we or our partners may not receive approval to market any product candidates, which could prevent us from ever generating product or royalty revenues or achieving profitability. Results of our studies could reveal an unacceptably high severity and incidence of side effects, or risks that outweigh the benefits of our product candidates. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the study or result in potential product liability claims.

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

Regulatory authorities in some jurisdictions, including the U.S., EU and the United Kingdom (U.K.), may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Both the FDA and the EMA have granted us orphan designation for tab-cel® for EBV+ PTLD after HCT or SOT.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

In addition to regulations in the U.S., to market and sell our products in the EU, the U.K., many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the European Union, the U.K., Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

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

Bayer is generally responsible for the conduct and funding of the development and commercialization of ATA2271 and ATA3271.

Pursuant to the Bayer License Agreement, Bayer holds an exclusive, field-limited license to ATA2271 and ATA3271. As a result, other than the development of ATA2271 through Phase 1, Bayer is generally responsible for the development and obtaining and maintaining regulatory approval of ATA2271 and ATA3271.

We do not control the development activities being conducted or that may be conducted in the future by Bayer, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Bayer’s results. Bayer may conduct these activities more slowly or in a different manner than we would if we controlled the development of ATA2271 after Phase 1 and ATA3271. Bayer is responsible for submitting future applications to the FDA and other regulatory authorities for approval of ATA2271 and ATA3271 and will be the owner of marketing approvals issued by the FDA and other regulatory authorities for ATA2271 and ATA3271, if approved. If the FDA or other regulatory authorities approve ATA2271 and/or ATA3271, Bayer will also be responsible for the marketing and sale of the resulting product. However, we cannot control whether Bayer will devote sufficient attention and resources to the development of ATA2271 and/or ATA3271 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve ATA2271 and/or ATA3271, Bayer may elect not to proceed with the commercialization of the resulting product in one or more countries.

We are currently negotiating a separate manufacturing and supply agreement with Bayer for the supply of allogenic mesothelin-directed CAR T-cell therapies for clinical trials. Delays in the negotiation and execution of this manufacturing and supply agreement would result in a delay in the ATA2271 and/or ATA3271 programs and would delay and could prevent us from obtaining revenues for this product candidate.

Disputes may arise between us and Bayer, which may delay or cause the termination of any clinical trials of ATA2271 and/or ATA3271, result in significant litigation or cause Bayer to act in a manner that is not in our best interest. The costs associated with the continuing development of ATA2271 and/or ATA3271 may cause Bayer to reconsider the terms of its investment and seek to amend or terminate our agreement or to suspend the development of ATA2271 and/or ATA3271. If development of ATA2271 and/or ATA3271 does not progress for these or any other reasons, we would not receive milestone payments or royalties on product sales from Bayer with respect to ATA2271 and/or ATA3271. If the results of one or more clinical trials with ATA2271 and/or ATA3271 do not meet Bayer’s expectations at any time, Bayer may elect to terminate further development of ATA2271 and/or ATA3271 or certain of the potential clinical trials for ATA2271 and/or ATA3271, even if the actual number of patients treated at that time is relatively small. In addition, Bayer generally has discretion to elect whether to pursue or abandon the development of ATA2271 and/or ATA3271 and may terminate our strategic alliance in whole or on a product-by-product basis for any reason upon 120 days prior notice. If Bayer abandons ATA2271 and/or ATA3271, it would result in a delay in or could prevent us from commercializing ATA2271 and/or ATA3271 and would delay and could prevent us from obtaining revenues for this product candidate.

If Bayer abandons development of ATA2271 and/or ATA3271 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting product following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of ATA2271 and/or ATA3271 or commercialization of the resulting product ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of ATA2271 and/or ATA3271 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

We may not realize the benefits of strategic alliances that we may form in the future or of potential future product acquisitions or licenses.

We may desire to form additional strategic alliances, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

Concurrently with the in-license of our existing product candidates, we acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from our partners. Transferring manufacturing processes, testing and associated know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

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

We rely in part on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for tab-cel® will need to be prepared to undergo pre-approval inspection in connection with our anticipated BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. In January 2013, the American Taxpayer Relief Act of 2012 (the ATRA) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There remain judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, President Trump signed Executive Orders designed to delay or eliminate the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the Tax Act). In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the Texas District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached.  Although the United States Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for the fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, in May 2018, the Trump administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals.  On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.  At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is planning to initiate several Phase 3 studies for CMV, AdV and Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 1b/2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV; and Tessa Therapeutics Pte Ltd., which has a Phase 2 autologous and preclinical allogeneic CD30-CAR-T product candidate being evaluated in CD30+ lymphomas.

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S. and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS). There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, was approved in the U.S. for the treatment of relapsing forms of MS, and a decision for its approval for treatment of the same indication in the EU is expected in the first half of 2021. Johnson & Johnson has completed Phase 3 studies of its sphingosine-1-phosphate receptor 1 (S1P1) modulator, ponesimod, and has sought regulatory approval also for relapsing forms of MS in the U.S. and EU.

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab, EMD Serono’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, SAR442168 and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

There are currently four autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel). Bristol-Myers Squibb has filed a BLA to the U.S. FDA for idecabtagene vicleucel with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies) in the indication of interest.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue from the sale of our products.

We are at an early stage of establishing an organization that will be responsible for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities, or entering into agreements with third parties to market and sell our products, would adversely impact the commercialization of these products. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

We may need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had 437 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical and clinical studies effectively;
•

identifying, recruiting, maintaining, motivating and integrating additional employees, including the additional personnel needed to support continued development and potential commercialization of our product candidates;

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2018 through December 31, 2020, the reported sale price of our common stock has fluctuated between $4.52 and $54.45 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our product candidates or products or our competitors’ product candidates or products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	results of clinical studies of our product candidates or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	inconsistent or unusual trading volume levels of our shares or derivatives thereof;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other risks described in this “Risk Factors” section.

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

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our principal stockholders own a significant portion of our outstanding common stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of our significant stockholders may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the market price for our common stock.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

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

•

HIPAA imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by HITECH also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•

the federal physician sunshine requirements under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Additionally, we may be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

The actual or perceived failure by us, our customers, or vendors to comply with increasingly stringent laws, regulations and contractual obligations relating to privacy, data protection, and data security could harm our reputation, and subject us to significant fines and liability.

We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection, and data security.  The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, cause regulators to reject, limit or disrupt our clinical trial activities, result in reputational harm, lead to a loss of customers, reduce the use of our products, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

For example, the EU adopted GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, higher standards for obtaining consent from data subjects, changes to informed consent practices, and more detailed notices for clinical trial subjects and investigators. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or four percent of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The GDPR also provides that EU member states may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the EEA to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the U.K. and Switzerland impose similar restrictions. There is uncertainty on how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks.  However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the European Union and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

In addition, it is unclear whether the transfer of personal information from the EU to the U.K. will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the EU Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the CPRA becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Compliance with U.S. and foreign privacy, data protection, and data security laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, and results of operations.

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our services, compromise sensitive information related to our business, harm our reputation, trigger our breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.

In the ordinary course of our business, we may collect, process, and store proprietary, confidential, and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who handle elements of our operations.

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products and services could be delayed.

The costs related to significant security breaches or disruptions could be material and could exceed the limits of the cybersecurity insurance we maintain, if any, against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection and data security laws such as HIPAA and HITECH, and penalties. Notice of certain security breaches must be made to affected individuals, the Secretary of HHS, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such notice could harm our reputation and our ability to compete. Although we have implemented security measures, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process and prepare company financial information, and manage the administrative aspects of our business.

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state afford greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the CCPA allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our products, decrease demand for our products, reduce our revenues and/or subject us to additional liabilities.

Changes in tax laws or regulations that are applied adversely to us or our customers may have an adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any other newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. However, given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.

Our ability to use net operating loss carryforwards and certain tax assets to offset future taxable income or taxes may be subject to certain limitations.

Our ability to use our federal and state net operating losses (NOLs), to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2020, we reported U.S. federal and state NOLs of approximately $811.7 million and $988.1 million, respectively. Our federal NOLs generated in tax years beginning prior to January 1, 2018 aggregating to $65.3 million will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, and our state NOLs will begin to expire in 2030. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs arising in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before 2021. Not all states conform to the Tax Act or CARES Act and other states have varying conformity to the Tax Act or CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2020 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in tax years beginning on or before December 31, 2017, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs or other tax attributes is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOLs and certain tax attributes in tax years beginning after 2019 and before 2023.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in South San Francisco, California and consists of approximately 13,670 square feet of office space under a lease agreement that expires in May 2022. We also lease approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California under a lease for which the initial 15-year term commenced in February 2018. Additionally, in November 2018, we entered into a lease agreement for approximately 51,160 square feet of office space in Thousand Oaks, California that expires in February 2026.

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

On February 18, 2021, there were 6 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Stock Performance Graph

The following graph compares the cumulative total return on an indexed basis of a $100 investment, made at the beginning of the five-year period ended December 31, 2020, in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

As of December 31,	Atara Biotherapeutics, Inc.	Nasdaq Composite	Nasdaq Biotechnology
2015	$100.00	$100.00	$100.00
2016	53.77	107.50	78.32
2017	68.53	137.86	94.81
2018	131.54	132.51	85.97
2019	62.36	179.19	106.95
2020	74.33	257.38	134.42

Item 6. Selected Financial Data

The following selected consolidated financial data of the Company for each of the periods indicated are derived from the Company’s audited consolidated financial statements. The consolidated financial statements of the Company as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, and the related reports of the independent registered public accounting firm are included elsewhere in this Annual Report on Form 10-K. The data presented below should be read in conjunction with the Company’s financial statements, the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Consolidated Statements of Operations and	Year ended December 31,
Comprehensive Loss Data:	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$244,650	$216,097	$167,457	$81,206	$56,514
General and administrative	64,402	79,584	69,654	40,326	24,728
Total operating expenses	309,052	295,681	237,111	121,532	81,242
Loss from operations	(309,052)	(295,681)	(237,111)	(121,532)	(81,242)
Interest and other income, net	2,447	4,717	6,368	2,027	2,203
Loss before provision for income taxes	(306,605)	(290,964)	(230,743)	(119,505)	(79,039)
Provision for (benefit from) income taxes	15	12	(44)	(14)	10
Net loss	$(306,620)	$(290,976)	$(230,699)	$(119,491)	$(79,049)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	76	560	(189)	32	335
Comprehensive loss	$(306,544)	$(290,416)	$(230,888)	$(119,459)	$(78,714)
Basic and diluted net loss per common share	$(4.15)	$(5.67)	$(5.27)	$(4.00)	$(2.75)

	As of December 31,
Consolidated Balance Sheet Data:	2020	2019	2018	2017	2016
	(In thousands)
Cash, cash equivalents and short-term investments	$500,659	$259,109	$309,631	$166,096	$255,682
Working capital	$440,372	$236,249	$281,510	$144,544	$250,878
Total assets	$588,120	$342,942	$391,839	$217,779	$263,914
Long-term liabilities	$42,880	$15,418	$13,003	$12,269	$503
Total stockholders' equity	$462,339	$290,781	$338,857	$177,864	$253,736

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

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered CARs or TCRs. Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer;
o	ATA3271: Allogeneic CAR T therapy targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19 and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile.

In December 2020, we entered into the Bayer License Agreement, pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. Under the terms of the Bayer License Agreement, we will be responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer will be responsible for the further development of ATA2271 at its cost. Bayer will be responsible for the development of ATA3271, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities to be performed by us relating to ATA3271, in each case at Bayer’s cost. Bayer will also be solely responsible for commercializing the Licensed Products at its cost.

We have also entered into research collaborations with leading academic institutions such as MSK, QIMR Berghofer and Moffitt pursuant to which we acquired rights to novel and proprietary technologies and programs.

Our manufacturing facility in Thousand Oaks, California has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. We are currently in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

In addition to our manufacturing facility, we also work with Cognate pursuant to the Manufacturing Agreement that we entered into in December 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period.

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

Our net losses were $306.6 million, $291.0 million and $230.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $1.1 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2020, our cash, cash equivalents and short-term investments totaled $500.7 million, which we intend to use to fund our operations.

Financial Overview

Revenues

We have never generated revenues from the sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Further, we have not generated any revenue to date from the Bayer License Agreement.

We expect that any revenue we generate from our Bayer License Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in U.S. state and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2020, 2019, and 2018.

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

Revenue Recognition

Revenue from research activities under our research, development, and license agreements is recognized when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue generated from our research, development, and license agreements is not subject to repayment and typically includes upfront fees, development, regulatory and commercial milestone payments and royalties on the licensee’s future product sales.

Our research, development, and license agreements may include the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. We assess whether the promises in these agreements are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether licenses to our intellectual property are distinct from the research and development services or participation on development committees.

The transaction price in each agreement is allocated to the identified performance obligations based on the standalone selling price (SSP) of each distinct performance obligation. Due to the early stage of our licensed technology, the license of such technology is typically combined with the research and development services and committee participation as one combined performance obligation.

Revenue associated with nonrefundable upfront license fees where the license fees and research and development activities cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using a cost-based input method. We utilize judgment to assess the pattern of delivery of the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in the assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

At the inception of each agreement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is allocated to each performance obligation in the agreement based on relative SSP. We typically determine SSPs using an adjusted market assessment approach model. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we do not expect will be recognized in the next 12 months. This estimate is based on the our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period

Accrued Research and Development Expenses

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

For the years ended December 31, 2020 and 2019, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock units (RSUs); stock options and an employee stock purchase plan. See Note 2 – “Summary of Significant Accounting Policies” and Note 10 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for grants of RSUs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

Assumptions for the Black-Scholes valuation model used for employee stock awards include:

•

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

•	Expected volatility – Expected volatility is estimated using comparable public companies’ volatility for similar terms.
•	Expected dividend rate – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we have assumed an expected dividend yield of 0%.
•	Risk-free interest rate – The risk-free interest rate is based on the yields of U.S. Treasury securities with expected terms similar to that of the associated award.
•	The fair value of our common stock is based on observable market prices.

For awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and begin to recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material or the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

Accounting for Income Taxes

See Note 11 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2020.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $287.3 million as of December 31, 2020 related primarily to net operating losses, capitalized expenses and stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Year ended December 31,			Increase (Decrease)
	2020	2019	2018	2020 compared to 2019	2019 compared to 2018
	(in thousands)
Tab-cel® expenses	$61,196	$49,179	$50,822	$12,017	$(1,643)
ATA188, CAR T and other program expenses	25,124	34,869	30,155	(9,745)	4,714
Employee and overhead expenses	158,330	132,049	86,480	26,281	45,569
Total research and development expenses	$244,650	$216,097	$167,457	$28,553	$48,640

Tab-cel® expenses were $61.2 million in 2020 as compared to $49.2 million in 2019 and $50.8 million in 2018. Tab-cel® expenses increased in 2020 due to clinical trials and process performance qualification activities at our manufacturing facility, as well as increased activity to support our tab-cel® BLA filing. The slight decrease in 2019 as compared to 2018 was primarily due to higher clinical trial and manufacturing costs in 2018 related to the ramp up of the MATCH and ALLELE Phase 3 clinical studies for patients with EBV+ PTLD.

ATA188, CAR T and other program expenses were $25.1 million in 2020 as compared to $34.9 million in 2019 and $30.2 million in 2018. The decrease in 2020 was primarily due to lower clinical study, manufacturing and other outside services costs for programs that are no longer in active development. The increase in 2019 was primarily related to research and manufacturing process development costs related to our CAR T programs; increased clinical study, manufacturing and other outside service costs related to the Phase 1 clinical study of ATA188 for patients with PMS; and other programs.

Employee and overhead expenses were $158.3 million in 2020 as compared to $132.0 million in 2019 and $86.5 million in 2018. The increases were primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. Payroll and related costs increased by $21.2 million in 2020 as compared to 2019 and by $29.6 million in 2019 as compared to 2018. Facility-related costs increased by $5.1 million in 2020 as compared to 2019 and by $10.4 million in 2019 as compared to 2018. Outside service costs remained consistent in 2020 as compared to 2019 and increased by $5.6 million in 2019 as compared to 2018.

Total research and development expenses for 2020 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			(Decrease) Increase
	2020	2019	2018	2020 compared to 2019	2019 compared to 2018
	(in thousands)
General and administrative expenses	$64,402	$79,584	$69,654	$(15,182)	$9,930

General and administrative expenses were $64.4 million in 2020 as compared to $79.6 million in 2019 and $69.7 million in 2018. The decrease of $15.2 million in 2020 was primarily due to decreases of $10.1 million in outside services costs and $5.1 million in non-cash stock-based compensation expenses. The increase of $9.9 million in 2019 was primarily due to increases in compensation-related costs driven by increased headcount. Total general and administrative expenses for 2020 were not significantly impacted as a result of the COVID-19 pandemic.

Quarterly Results of Operations Data (unaudited)

The following table sets forth our unaudited consolidated statement of operations data for each of the quarterly periods in the years ended December 31, 2020 and 2019. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Three months ended
	March 31	June 30	September 30	December 31
2020	(In thousands, except per share amounts)
Operating expenses:
Research and development	$57,659	$61,560	$59,877	$65,554
General and administrative	17,038	16,392	14,829	16,143
Total operating expenses	74,697	77,952	74,706	81,697
Loss from operations	(74,697)	(77,952)	(74,706)	(81,697)
Interest and other income, net	1,188	497	364	398
Loss before provision for income taxes	(73,509)	(77,455)	(74,342)	(81,299)
Provision for income taxes	—	1	6	8
Net loss	(73,509)	(77,456)	(74,348)	(81,307)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(16)	606	(283)	(231)
Comprehensive loss	$(73,525)	$(76,850)	$(74,631)	$(81,538)

Basic and diluted net loss per common share	$(1.20)	$(1.14)	$(0.92)	$(0.95)

	Three months ended
	March 31	June 30	September 30	December 31
2019	(In thousands, except per share amounts)
Operating expenses:
Research and development	$48,668	$52,251	$53,538	$61,640
General and administrative	19,223	23,284	19,018	18,059
Total operating expenses	67,891	75,535	72,556	79,699
Loss from operations	(67,891)	(75,535)	(72,556)	(79,699)
Interest and other income, net	1,634	1,207	661	1,215
Loss before provision for income taxes	(66,257)	(74,328)	(71,895)	(78,484)
Provision for income taxes	—	—	—	12
Net loss	(66,257)	(74,328)	(71,895)	(78,496)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	378	135	60	(13)
Comprehensive loss	$(65,879)	$(74,193)	$(71,835)	$(78,509)

Basic and diluted net loss per common share	$(1.44)	$(1.60)	$(1.31)	$(1.36)

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock and upfront fees from the Bayer License Agreement.

In December 2020, we completed an underwritten public offering of 5,102,041 shares of common stock at a public offering price of $24.50 per share and pre-funded warrants to purchase 2,040,816 shares of common stock at a public offering price of $24.4999 per warrant. We received net proceeds of approximately $164.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

In the second quarter of 2020, we completed an underwritten public offering of 14,958,039 shares, inclusive of the exercise of the full option granted to the underwriters, of common stock at a public offering price of $11.32 per share and pre-funded warrants to purchase 2,866,961 shares of common stock at a public offering price of $11.3199 per warrant. We received net proceeds of approximately $189.3 million after deducting underwriting discounts and commissions and offering expenses payable by us.

In July 2019, we completed an underwritten public offering of 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at a public offering price of $15.2799 per warrant. We received aggregate net proceeds of approximately $140.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

In February 2019, we entered into a sales agreement (the 2019 ATM Facility) with Cowen and Company, LLC (Cowen), which provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2019 ATM Facility were deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and were registered under the Securities Act. We paid a commission of up to 3.0% of gross sales proceeds of the common stock sold under the 2019 ATM Facility.

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

During the year ended December 31, 2020, we sold an aggregate of 4,785,514 shares of common stock under the ATM facilities, at an average price of $14.60 per share for net proceeds of $68.0 million, after deducting commissions and other offering expenses payable by us. On January 3, 2020, we received net proceeds of approximately $1.2 million from sales of shares of our common stock under the 2019 ATM Facility that occurred during December 2019.

As of December 31, 2020, we have fully utilized the 2019 ATM Facility and $79.7 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. We do not expect to receive any revenues from the sale of products unless and until we obtain regulatory approval for and commercialize any of our product candidates. As such, we anticipate that we will continue to incur losses in the foreseeable future. Additionally, as a result of the COVID-19 pandemic, we have experienced, and may experience in the future, disruptions that could severely impact our business, preclinical studies and clinical trials. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2020 ATM Facility, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. However, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a consequence, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. We may face similar difficulties in obtaining funding through debt financing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$200,404	$74,317
Short-term investments	300,255	184,792
Total cash, cash equivalents and short-term investments	$500,659	$259,109

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(180,759)	$(235,626)	$(179,772)
Investing activities	(120,728)	60,459	(196,289)
Financing activities	427,574	188,786	357,536
Net increase (decrease) in cash, cash equivalents and restricted cash	$126,087	$13,619	$(18,525)

Operating activities

Net cash used in operating activities was $180.8 million in 2020 as compared to $235.6 million in 2019. The decrease of $54.9 million was primarily due to $52.9 million received as a result of the Bayer License Agreement, a $14.9 million increase in other net operating liabilities and a $2.2 million increase in the amortization of investment premiums, partially offset by a $15.6 million increase in net loss.

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

Investing activities

Net cash used in investing activities in 2020 consisted primarily of $425.9 million used to purchase available-for-sale securities and $4.5 million in purchases of property and equipment, partially offset by $309.7 million received from maturities and sales of available-for-sale securities.

Net cash provided by investing activities in 2019 consisted primarily of $336.3 million received from maturities and sales of available-for-sale securities, partially offset by $270.2 million used to purchase available-for-sale securities and $5.7 million in purchases property and equipment.

Net cash used in investing activities in 2018 consisted primarily of $466.5 million used to purchase available-for-sale securities and $35.9 million used to purchase property and equipment, partially offset by $306.1 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in 2020 consisted primarily of $353.8 million of aggregate net proceeds received from the two underwritten public offerings of common stock and pre-funded warrants, $69.2 million of net proceeds from ATM facilities and $6.7 million of net proceeds from employee stock award transactions, partially offset by $1.5 million of taxes paid related to the net share settlement of RSUs.

Net cash provided by financing activities in 2019 consisted primarily of $140.9 million of net proceeds received from an underwritten public offering of common stock and pre-funded warrants, $47.7 million of net proceeds from ATM facilities and $7.4 million of net proceeds from employee stock award transactions, partially offset by $6.7 million of taxes paid related to the net share settlement of RSUs.

Net cash provided by financing activities in 2018 consisted of $293.3 million of aggregate net proceeds from the underwritten public offerings in January and March 2018, $47.6 million of net proceeds from ATM facilities and $24.7 million of net proceeds from employee stock award transactions, partially offset by $7.5 million of taxes paid related to the net share settlement of restricted stock and $0.5 million of principal payments on capital lease obligations.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in connection with our continuing and expected expansion of our operations.

We expect that our existing cash, cash equivalents and short-term investments as of December 31, 2020, together with projected revenue from U.S. tab-cel® sales, if approved, will be sufficient to fund our operations into 2023, including expenses related to the BLA filing and potential commercial launch of tab-cel® in the U.S. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, costs and results of our ongoing and planned clinical and preclinical studies for our product candidates, including any potential impact of the COVID-19 pandemic;
•	our success in establishing and scaling commercial manufacturing capabilities;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
•	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates and the amount of revenues received from commercial sales of our product candidates;
•	the timing of proceeds from the Bayer License Agreement, as well as the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

In May 2019, we entered into a new lease agreement for approximately 8,800 square feet of office and lab space in Aurora, Colorado. The term of this lease expires in April 2024. The contractual obligations during the lease term are $1.1 million in aggregate.

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations	$23,188	$3,177	$5,531	$5,180	$9,300
Finance lease obligations	441	282	159	—	—
Purchase obligations (1)	12,720	12,720	—	—	—
Total contractual obligations	$36,349	$16,179	$5,690	$5,180	$9,300

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had total cash, cash equivalents and short-term investments of $500.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. These securities are all classified as available-for-sale and consequently are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except for obligations of the U.S. Treasury, U.S. Treasury-guaranteed securities or money market funds, do not exceed 5% of our portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Atara Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue and Deferred Revenue – Accounting for Research, Development and License Agreement – Refer to Note 7 to the Financial Statements

Critical Audit Matter Description

The Company entered into a research, development, and license agreement with Bayer AG (“Bayer”) (the “Bayer License Agreement”) in December 2020 to develop mesothelin-directed CAR T-cell therapies for the treatment of solid tumors, pursuant to which the Company granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by the Company and its affiliates covering or related to ATA2271 and ATA3271. Under the terms of the Bayer License Agreement, the Company will be responsible at its cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study. The Company promised a development and commercialization license, the performance of early-stage research and development services, including technology transfer services, joint steering committee participation, and chemistry, manufacturing and control services. In December 2020, the Company received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, received an additional $15.0 million upfront reimbursement payment from Bayer for certain research and process development activities, and invoiced Bayer $1.3 million for additional, specified translational activities.

The Company determined the Bayer License Agreement is within the scope of Accounting Standards Codification Topic 606 (ASU No. 2014-09), Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”) and concluded that the promises in the Bayer License Agreement represent transactions with a customer.  In applying ASC 606, the Company has determined the promises in the agreement are highly interdependent upon one another and combined its promises into a single performance obligation. The Company will utilize a cost-based input method to measure its progress toward completion of its performance obligation to calculate the corresponding amount of revenue to recognize each period.  In applying the cost-based input method, management uses significant judgment in evaluating assumptions related to its cost estimates. As of December 31, 2020, the Company did not recognize any revenue under the Bayer License Agreement and deferred revenue amounted to $61.3 million, of which $33.5 million is included in current liabilities and $27.8 million is included in long-term liabilities.

We identified accounting for the Bayer License Agreement and the estimated deferred revenue to be recognized as revenue over time as a critical audit matter. Given the judgments necessary to determine the accounting literature to apply to a research, development and license agreement, the estimated future costs to be used in applying the cost-based input method to measure progress toward the completion of the performance obligation and the estimated contractual term over which the performance obligation would be completed, auditing such judgments and estimates required extensive audit effort due to the complexity of the Bayer License Agreement and the high degree of auditor judgment applied when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the accounting literature to apply to a research, development and license agreement and management's estimates of costs used in the cost-based input method for measuring progress included the following, among others:

•

We tested the operating effectiveness of controls over contract revenue, including those over determining the accounting literature to apply to an agreement, the estimates of total costs, and the estimated measure of progress when revenue is recognized over time.

•	Evaluated management’s determination that the Bayer License Agreement is within the scope of ASC 606.
•

Tested management's identification of the single performance obligation by evaluating whether the promises to provide a development and commercialization license, the performance of early-stage research and development services, including technology transfer services, joint steering committee participation, and chemistry, manufacturing and control services were highly interdependent and interrelated.

•	Evaluated management's determination of the contractual term and the appropriateness of management's method to measure its progress over that term.
•	Evaluated the assumptions used in the estimates of total costs and the estimated measure of progress for recognizing revenues over time revenue by:
o

Evaluating management's ability to achieve the estimates of costs by performing corroborating inquiries with the Company's project and business development managers, and comparing the assumptions used in the estimates to management's work plans and cost estimates.

o	Tested the mathematical accuracy of management's current and long-term deferred revenue balances based on the estimated revenue to be recognized over time.

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

March 1, 2021

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$200,404	$74,317
Short-term investments	300,255	184,792
Restricted cash - short-term	194	194
Accounts receivable	1,250	—
Prepaid expenses and other current assets	21,170	13,689
Total current assets	523,273	272,992
Property and equipment, net	50,517	54,176
Operating lease assets	12,303	14,007
Restricted cash - long-term	1,200	1,200
Other assets	827	567
Total assets	$588,120	$342,942

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,118	$7,963
Accrued compensation	20,458	14,706
Accrued research and development expenses	15,813	8,341
Deferred revenue	33,455	—
Other current liabilities	6,057	5,733
Total current liabilities	82,901	36,743
Deferred revenue - long-term	27,795	—
Operating lease liabilities - long-term	13,041	14,136
Other long-term liabilities	2,044	1,282
Total liabilities	125,781	52,161

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2020 and 2019, respectively; 83,372 and 56,806 shares issued and outstanding as of December 31, 2020 and 2019, respectively	8	6
Additional paid-in capital	1,586,616	1,108,516
Accumulated other comprehensive income	296	220
Accumulated deficit	(1,124,581)	(817,961)
Total stockholders’ equity	462,339	290,781
Total liabilities and stockholders’ equity	$588,120	$342,942

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$244,650	$216,097	$167,457
General and administrative	64,402	79,584	69,654
Total operating expenses	309,052	295,681	237,111
Loss from operations	(309,052)	(295,681)	(237,111)
Interest and other income, net	2,447	4,717	6,368
Loss before provision for income taxes	(306,605)	(290,964)	(230,743)
Provision for (benefit from) income taxes	15	12	(44)
Net loss	$(306,620)	$(290,976)	$(230,699)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	76	560	(189)
Comprehensive loss	$(306,544)	$(290,416)	$(230,888)
Net loss per common share:
Basic and diluted net loss per common share	$(4.15)	$(5.67)	$(5.27)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	73,973	51,308	43,811

Atara Biotherapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2018	30,730	$3	$474,662	$(151)	$(296,650)	$177,864
Issuance of common stock through underwritten offerings, net of offering costs of $526	12,604	2	293,288	—	—	293,290
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,310	1,008	—	47,586	—	—	47,586
RSU settlements, net of shares withheld	449	—	(7,503)	—	—	(7,503)
Issuance of common stock pursuant to employee stock awards	1,160	—	24,691	—	—	24,691
Stock-based compensation expense	—	—	33,817	—	—	33,817
Net loss	—	—	—	—	(230,699)	(230,699)
Unrealized loss on available-for-sale securities	—	—	—	(189)	—	(189)
Balance as of December 31, 2018	45,951	5	866,541	(340)	(527,349)	338,857
Effect of the adoption of ASC topic 842 (Leases)	—	—	—	—	364	364
Balance as of January 1, 2019	45,951	5	866,541	(340)	(526,985)	339,221
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $284	6,872	1	140,715	—	—	140,716
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,553	3,135	—	48,909	—	—	48,909
RSU settlements, net of shares withheld	361	—	(6,695)	—	—	(6,695)
Issuance of common stock pursuant to employee stock awards	487	—	7,350	—	—	7,350
Stock-based compensation expense	—	—	51,696	—	—	51,696
Net loss	—	—	—	—	(290,976)	(290,976)
Unrealized gain on available-for-sale securities	—	—	—	560	—	560
Balance as of December 31, 2019	56,806	6	1,108,516	220	(817,961)	290,781
Issuance of common stock and pre-funded warrants through underwritten offerings, net of offering costs of $583	20,060	2	353,586	—	—	353,588
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,887	4,786	—	68,004	—	—	68,004
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	1,112	—	(1,521)	—	—	(1,521)
Issuance of common stock pursuant to employee stock awards	551	—	6,680	—	—	6,680
Stock-based compensation expense	—	—	51,351	—	—	51,351
Net loss	—	—	—	—	(306,620)	(306,620)
Unrealized gain on available-for-sale securities	—	—	—	76	—	76
Balance as of December 31, 2020	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(306,620)	$(290,976)	$(230,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	51,351	51,696	33,817
Depreciation and amortization expense	8,332	7,070	3,732
Non-cash operating lease expense	1,457	964	—
Amortization (accretion) of investment premiums (discounts)	828	(1,330)	(1,885)
Loss on disposals of property and equipment	130	1,027	—
Asset retirement obligation accretion expense	78	71	49
Non-cash interest expense	—	—	211
Changes in operating assets and liabilities:
Accounts receivable	(1,250)	—	—
Prepaid expenses and other current assets	(8,666)	(998)	(5,764)
Operating lease assets	886	239	—
Other assets	(219)	322	(314)
Accounts payable	(815)	4,213	(1,958)
Accrued compensation	5,752	4,070	4,972
Accrued research and development expenses	7,472	(10,869)	15,204
Other current liabilities	(187)	(394)	2,491
Deferred revenue	61,250	—	—
Operating lease liabilities	(1,316)	(731)	—
Other long-term liabilities	778	—	372
Net cash used in operating activities	(180,759)	(235,626)	(179,772)
Investing activities
Purchases of short-term investments	(425,868)	(270,230)	(466,489)
Proceeds from maturities and sales of short-term investments	309,653	336,261	306,125
Purchases of property and equipment	(4,513)	(5,733)	(35,925)
Proceeds from sale of property and equipment	—	161	—
Net cash (used in) provided by investing activities	(120,728)	60,459	(196,289)
Financing activities
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net	353,780	140,888	293,290
Proceeds from issuance of common stock through ATM facilities, net	69,189	47,729	47,586
Proceeds from employee stock awards	6,680	7,350	24,691
Taxes paid related to net share settlement of restricted stock units	(1,521)	(6,695)	(7,503)
Principal payments on finance and capital lease obligations	(389)	(486)	(528)
Other financing activities, net	(165)	—	—
Net cash provided by financing activities	427,574	188,786	357,536
Increase (decrease) in cash, cash equivalents and restricted cash	126,087	13,619	(18,525)
Cash, cash equivalents and restricted cash at beginning of period	75,711	62,092	80,617
Cash, cash equivalents and restricted cash at end of period	$201,798	$75,711	$62,092
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$326	$276	$1,579
Accrued costs related to underwritten public offering	$192	$172	$—
Proceeds from issuance of common stock through ATM facilities not yet received	$—	$1,185	$—
Capitalized lease obligations	$—	$—	$441
Property and equipment acquired under capital leases	$—	$—	$191
Asset retirement costs	$—	$—	$88
Interest capitalized during construction period for build-to-suit lease arrangement	$—	$—	$77
Supplemental cash flow disclosure
Cash paid for interest	$62	$50	$240
Cash paid for income taxes	$10	$—	$—

Atara Biotherapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. We have entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. See Note 7 for further information.

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

Liquidity Risk

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of December 31, 2020 will be sufficient to fund our operations for at least the next twelve months from the date of issuance of these financial statements.

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

One research, development and license agreement entered into in 2020 accounted for all of the deferred revenue as of December 31, 2020. For the year ended December 31, 2020, we did not recognize any revenue from this agreement. Our accounts receivable balance consists of amounts due pursuant to this agreement. We believe the receivable balance is fully collectible.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to revenue recognition, clinical study and other accruals, stock-based compensation expense and income taxes. Actual results could differ materially from those estimates.

Leases

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). We recorded $14.3 million of operating lease assets and $15.3 million of operating lease liabilities on our consolidated balance sheet as of January 1, 2019 and de-recognized the build-to-suit asset and corresponding lease obligation of $10.3 million for our Thousand Oaks manufacturing facility lease. The transition method we elected for adoption included recording a cumulative effect adjustment to retained earnings as of January 1, 2019, which was not material.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize short-term lease expense for these leases on a straight-line basis over the lease term. Finance leases are included in other assets, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

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

Through December 31, 2018, the leases were reviewed for classification as operating, capital or build-to-suit leases. For operating leases, rent was recognized on a straight-line basis over the lease period. For capital leases, we recorded the leased asset in property and equipment, net, with the related amortization of the capital lease asset recorded in depreciation expense, and we recorded a corresponding liability for principal and interest. Payments were recorded as reductions to these liabilities with interest being charged to interest expense in our consolidated statements of operations and comprehensive loss.

We analyzed the nature of the renovations and our involvement during the construction period of our manufacturing facility and determined that we were the deemed “owner” of the construction project during the construction period. As a result, we were required to capitalize the fair value of the building as well as the construction costs incurred on our consolidated balance sheet along with a corresponding financing liability for landlord-paid construction costs (i.e., “build-to-suit” accounting).

Once construction was complete, the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. Since the arrangement did not qualify for sale-leaseback accounting treatment, the building asset remained on the Company’s consolidated balance sheets at its historical cost, and such asset was depreciated over its estimated useful life. The Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The initial recording of these assets and liabilities were classified as non-cash investing and financing items, respectively, for purposes of the consolidated statements of cash flows. The build-to-suit asset and corresponding lease obligation was derecognized upon adoption of the new lease standard as we did not control the building during the construction period. See Note 8 for further information.

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

Foreign Currency

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2020 were not material.

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

Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold, if an allowance for credit losses is recognized or if an impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is impaired, which would require us to record an allowance for credit losses or impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, our intent to sell or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to interest and other income, net in the statements of operations and comprehensive loss.

Fair Value Measurement

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense, including the expense of restricted common stock awards (“RSAs”), grants of restricted stock units (“RSUs”), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value for our RSAs is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The fair value of our RSUs is the fair value of the underlying stock at the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model. For awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and begin to recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.

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

Revenue Recognition

At inception, we determine whether contracts are within the scope of Accounting Standards Codification Topic 606 (ASU No. 2014-09), Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”) or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for our research and license agreement in Note 7. Our research and license agreement did not contain a significant financing component.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. We typically determine standalone selling prices using an adjusted market assessment approach model.

We satisfy performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by our performance, (ii) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced or (iii) our performance does not create an asset with an alternative use to the entity and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring control of a promised good or service to a customer. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

As of December 31, 2020, our deferred revenue is related to the Bayer License Agreement, which is within the scope of ASC 606. As discussed in further detail in Note 7, the terms of this arrangement include potential payments to us for the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. These payments relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

Licenses of intellectual property: If the license of our intellectual property is determined to be distinct from the other performance obligations identified in an arrangement, we recognize revenues from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a significant reversal of revenue would not be probable. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and license revenues and the consolidated statements of operations and comprehensive loss in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, we have not recognized any royalty revenue resulting from the Bayer License Agreement.

We receive payments from our customer based on billing schedules established in each contract. Our contract liabilities consist of deferred revenue. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the we have satisfied our obligations under these arrangements.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we do not expect will be recognized in the next 12 months. This estimate is based on our current operating plan and, if our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

Contract Balances

Customer payments are recorded as deferred revenue upon receipt or when invoiced and may require deferral of revenue recognition to a future period until we satisfy its performance obligations under these arrangements. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies; payments under licensing and research and development agreements; other outside services and consulting costs, and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. Beginning in 2019, we make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2020 and 2019, we recorded matching contributions of approximately $2.1 million and $1.6 million, respectively.

Other Current Liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2020	2019
	(in thousands)
Accrued operating expenses	$3,016	$3,900
Current portion of operating lease liabilities	1,730	1,312
Current portion of finance lease liabilities	255	269
Other accrued liabilities	1,056	252
Total other current liabilities	$6,057	$5,733

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2020 and 2019. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of any ASUs issued by the Financial Accounting Standards Board (“FASB”). Other than the ASUs we adopted effective January 1, 2020 and listed below, all other ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial statements.

Adoption of New Accounting Pronouncements

We adopted ASU No. 2016-13 (as amended by ASUs 2018-19, 2019-04, 2019-05 and 2019-11), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, prospectively on January 1, 2020. Under this new guidance, a company is required to estimate credit losses on certain types of financial instruments using an expected-loss model, replacing the current incurred-loss model, and record the estimate through an allowance for credit losses. We do not hold material amounts of the types of financial instruments impacted by this guidance on our balance sheet. The guidance also establishes a new impairment model for available-for-sale debt securities. The adoption did not have a material impact on our consolidated balance sheet or our consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2020, 2019 and 2018.

We adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, effective January 1, 2020, electing a prospective adoption method. The new standard requires that certain implementation costs for cloud computing arrangements are capitalized and amortized over the term of associated hosted cloud computing arrangement service. Capitalized implementation costs are classified in prepaid expenses and other assets. The amortization of the capitalized asset is presented in the same line on the statement of operations and comprehensive loss as the fees for the associated hosted cloud computing arrangement service and not included with depreciation or amortization expense related to property and equipment or intangible assets. Cash flows related to capitalized implementation costs are presented in cash flows used in operating activities. The adoption did not have a material impact on our consolidated balance sheet or our consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2020, 2019 and 2018.

We adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as of January 1, 2020, which eliminates certain exceptions related to the general principles in ASC 740 and makes amendments to other areas with the intention of simplifying various aspects related to accounting for income taxes. The provisions of the ASU that are applicable to Atara are applied on a prospective basis. The adoption did not have a material impact on our consolidated balance sheet or our consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2020, 2019 and 2018.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of December 31,
	2020	2019	2018
Unvested RSUs	2,868,407	1,910,764	1,405,460
Vested and unvested options	7,832,386	6,934,262	6,276,999
ESPP share purchase rights	26,349	20,438	7,974
Total	10,727,142	8,865,464	7,690,433

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$168,343	$—	$—	$168,343
U.S. Treasury obligations	Level 2	230,239	113	(6)	230,346
Government agency obligations	Level 2	22,537	22	(3)	22,556
Corporate debt obligations	Level 2	50,080	166	(1)	50,245
Commercial paper	Level 2	17,990	—	—	17,990
Asset-backed securities	Level 2	9,860	10	(5)	9,865
Total available-for-sale securities		499,049	311	(15)	499,345
Less: amounts classified as cash equivalents		(199,090)	—	—	(199,090)
Amounts classified as short-term investments		$299,959	$311	$(15)	$300,255

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2019:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$63,554	$—	$—	$63,554
U.S. Treasury obligations	Level 2	52,805	46	(1)	52,850
Government agency obligations	Level 2	6,151	1	(1)	6,151
Corporate debt obligations	Level 2	100,512	180	(10)	100,682
Commercial paper	Level 2	26,290	—	—	26,290
Asset-backed securities	Level 2	7,266	6	—	7,272
Certificate of deposit	Level 2	500	—	—	500
Total available-for-sale securities		257,078	233	(12)	257,299
Less: amounts classified as cash equivalents		(72,507)	—	—	(72,507)
Amounts classified as short-term investments		$184,571	$233	$(12)	$184,792

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2020		As of December 31, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$434,828	$435,023	$214,085	$214,199
Maturing in one to five years	64,221	64,322	42,993	43,100
Total available-for-sale securities	$499,049	$499,345	$257,078	$257,299

As of December 31, 2020, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2020, 2019 and 2018, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our consolidated balance sheet. As of December 31, 2020 and 2019, accrued interest receivable was $0.7 million and $0.9 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2020, 2019 and 2018.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of December 31, 2020 and 2019, restricted cash totaled $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$200,404	$74,317
Restricted cash - short-term	194	194
Restricted cash - long-term	1,200	1,200
Total cash, cash equivalents and restricted cash	$201,798	$75,711

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2020	2019
	(in thousands)
Leasehold improvements	$50,132	$49,028
Lab equipment	8,033	6,815
Machinery and equipment	5,023	3,832
Computer equipment and software	4,060	3,299
Furniture and fixtures	2,066	1,764
Construction in progress	879	1,116
Property and equipment, gross	70,193	65,854
Less: accumulated depreciation and amortization	(19,676)	(11,678)
Property and equipment, net	$50,517	$54,176

Depreciation and amortization expense was $8.3 million, $7.1 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6.	License, Collaboration and Manufacturing Agreements

MSK Agreements – In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. We are required to make payments of up to $33.0 million to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the latest of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

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

QIMR Berghofer Agreements – In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to cytomegalovirus and again in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2020 and 2019, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Agreement – In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”). Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement is from January 1, 2020 until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals.

7.	Research, Development and License Agreement

In December 2020, we entered into the Bayer License Agreement to develop mesothelin-directed CAR T-cell therapies for the treatment of solid tumors, pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271 (the “Licensed Products”).

Under the terms of the Bayer License Agreement, we will be responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer will be responsible for the further development of ATA2271 at its cost. Bayer will be responsible for the development of ATA3271, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities to be performed by us relating to ATA3271, in each case at Bayer’s cost. Bayer will also be solely responsible for commercializing the Licensed Products at its cost.

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which we believe are recoverable, and an additional $15.0 million upfront reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to an additional $5.0 million for additional, specified translational activities under the Bayer License Agreement, of which we have invoiced $1.3 million, and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors.

We will negotiate a separate manufacturing and supply agreement with Bayer for us to manufacture allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a margin, which is consistent with our standalone selling price. Bayer and we have formed a joint steering committee (“JSC”) that will provide oversight, decision making and implementation guidance regarding the collaboration activities covered under the agreement.

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the Bayer License Agreement represent transactions with a customer. We concluded that the Bayer License Agreement contains the following promises: (i) a development and commercialization license; (ii) performance of early-stage research and development (“R&D”) services, including technology transfer services; (iii) JSC participation; and (iv) chemistry, manufacturing and control (“CMC”) services. In accordance with ASC 606, we determined that the license, early-stage R&D and CMC services were not distinct from each other, as the license, early-stage R&D and CMC services are highly interdependent upon one another. Participation on the JSC to oversee the research and development activities are combined into the single performance obligation as these activities are highly interdependent with the other R&D and CMC services. Accordingly, we determined that these promises should be combined into a single performance obligation.

Under the Bayer License Agreement, in order to evaluate the appropriate transaction price, we determined that the $45.0 million upfront payment for the license, $15.0 million for certain research and process development activities and the $5.0 million for additional specified translational activities, to be billed based on certain criteria being met, constituted the entire consideration to be included in the transaction price at the outset of the arrangement, and this amount was allocated to the single performance obligation. The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.

We will utilize a cost-based input method to measure its progress toward completion of its performance obligation and to calculate the corresponding amount of revenue to recognize each period, as we determined the cost-based input method to be the best measure of progress, as other measures do not reflect how we transfer our performance obligation to Bayer. In applying the cost-based input method of revenue recognition, revenue will be recognized based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Revenue associated with the combined performance obligation is being recognized over the initial estimated contract term of three years. The transfer of control occurs over this time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

During the year ended December 31, 2020, we did not recognize any revenue under Bayer License Agreement. Deferred revenue related to the agreement with Bayer amounted to $61.3 million as of December 31, 2020, of which $33.5 million is included in current liabilities and $27.8 million is included in long-term liabilities, is expected to be recognized over the next three years. No development or sales-based milestone payments were received during the year ended December 31, 2020.
8.	Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement that expires in May 2022 and for which we have an option to extend the lease for an additional five years. In connection with the lease, we are required to maintain a letter of credit in the amount of $0.2 million to the landlord, which expires and is renewed every 12 months, and is classified as restricted cash in our consolidated balance sheet. In November 2018, we entered into a lease agreement for additional office space in Thousand Oaks, California that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. Additionally, we entered into a new lease for our office and lab space in Aurora, Colorado, effective May 2019, that expires in April 2024.

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

Due to completion of the construction by the landlord and not having met the criteria for sale-lease back accounting, we transferred the $10.3 million of landlord’s construction costs previously capitalized as construction in progress to a build-to-suit asset, and recognized a corresponding long-term financing obligation for the same amount in long-term liabilities in our consolidated balance sheets. In addition, we recorded $0.3 million of capitalized interest during the construction period through December 31, 2018. A portion of the monthly lease payment was allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to rent of the building was applied to the lease financing liability. Further, we recorded ground lease expense of $0.4 million for the year ended December 31, 2018 in our consolidated statement of operations and comprehensive loss, representing the estimated cost of renting the land during the construction period. Due to the adoption of ASU No. 2016-02, Leases (Topic 842), no ground lease expense was recognized for the years ended December 31, 2020 and 2019.

The maturities of lease liabilities under our operating and finance leases as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2021	$3,177	$282
2022	2,835	130
2023	2,696	29
2024	2,593	—
2025	2,587	—
Thereafter	9,300	—
Total lease payments	$23,188	$441
Less: amount representing interest	(8,417)	(37)
Present value of lease liabilities	$14,771	$404

Balance as of December 31, 2020
Other current liabilities	$1,730	$255
Operating lease liabilities - long-term	13,041	—
Other long-term liabilities	—	149
Total	$14,771	$404

The components of lease cost were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(in thousands)
Operating lease cost:
Operating lease cost	$3,020	$2,578
Short-term lease cost	987	770
Total operating lease cost	$4,007	$3,348
Finance lease cost:
Amortization expense	$389	$324
Interest on lease liabilities	60	56
Total finance lease cost	$449	$380

Rent expense under operating leases for the year ended December 31, 2018 was $2.2 million.

Other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,878	$2,346
Operating cash flows for finance leases	62	50
Financing cash flows for finance leases	389	486

Operating lease assets obtained in exchange for lease obligations:	$—	$838
Finance lease assets obtained in exchange for lease obligations:	281	323
Non-cash increase to operating lease assets due to remeasurement of lease liabilities:	639	—

Weighted Average Remaining Lease Term
Operating leases	9.4 years	10.3 years
Finance leases	1.7 years	2.5 years
Weighted Average Discount Rate
Operating leases	10.3%	10.4%
Finance leases	9.7%	10.0%

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

The following table presents the activity for our ARO liabilities:

ARO Liability
(In thousands)
Balance as of December 31, 2019	$788
Accretion expense	78
Balance as of December 31, 2020	$866

9.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2020 and 2019, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2020 and 2019.

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

10.	Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2020 and 2019.

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

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2020, 2,888,526 of the pre-funded warrants from the July 2019 underwritten public offering were outstanding.

In the second quarter of 2020, we issued and sold 12,633,039 shares of common stock at a public offering price of $11.32 per share and pre-funded warrants to purchase 2,866,961 shares of common stock at a public offering price of $11.3199 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. We granted the underwriters an option to purchase up to 2,325,000 additional shares of our common stock at a public offering price of $11.32, less underwriting discounts and commissions. The full option was exercised by the underwriters in June 2020. The gross proceeds from this public offering were $201.8 million, resulting in net proceeds of $189.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The terms of the pre-funded warrants issued and sold as part of this public offering were similar to those above.

In December 2020, we issued and sold 5,102,041 shares of common stock at a public offering price of $24.50 per share and pre-funded warrants to purchase 2,040,816 shares of common stock at a public offering price of $24.4999 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. The gross proceeds from this public offering were $175.0 million, resulting in net proceeds of $164.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

As of December 31, 2020, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

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

In February 2019, we terminated the 2017 ATM Facility and entered into a new sales agreement (the “2019 ATM Facility”) with Cowen, which provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. We paid a commission of up to 3.0% of gross sales proceeds of the common stock sold under the 2019 ATM Facility.

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

During the fiscal year ended December 31, 2020, we sold an aggregate of 4,785,514 shares of common stock under the ATM facilities, at an average price of $14.60 per share, for gross proceeds of $69.9 million and net proceeds of $68.0 million, after deducting commissions and other offering expenses payable by us. During the fiscal year ended December 31, 2019, we sold an aggregate of 3,135,347 shares of common stock under the 2019 ATM Facility, at an average price of $16.09 per share, for gross proceeds of $50.5 million and net proceeds of $48.9 million, after deducting commissions and other offering expenses payable by us. Approximately $1.2 million of the $48.9 million net proceeds was received on January 3, 2020. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act.

As of December 31, 2020, we had fully utilized the 2019 ATM Facility, and $79.7 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

In March 2014, we adopted the 2014 Equity Incentive Plan (“2014 EIP”), which was amended and restated on October 15, 2014 upon the pricing of our initial public offering (“IPO”).

The 2014 EIP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to five percent of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by our board of directors.

Under the terms of the 2014 EIP, we may grant stock options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years. In 2020, we granted performance-based awards to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based awards that ultimately vests depends upon if, when and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of RSUs, including those with performance conditions, is determined as the closing stock price on the date of grant. Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of December 31, 2020, a total of 13,545,106 shares of common stock were reserved for issuance under the 2014 EIP, of which 2,764,225 shares were available for future grant and 10,780,881 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In September 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan, as amended. As of December 31, 2020, 2,634,836 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,734,211 shares were available for future grant and 900,625 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019 and 2018 was $12.19, $27.04 and $36.83, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2020, 2019 and 2018 was $23.6 million, $13.8 million and $10.8 million, respectively. As of December 31, 2020, there was $39.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.3 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2020 was $75.2 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2019	1,910,764	$26.93
Granted	3,973,991	$12.19
Forfeited	(836,190)	$18.39
Vested	(1,218,945)	$19.34
Balance as of December 31, 2020	3,829,620	$15.91

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2020, we settled 1,218,945 shares underlying RSUs, of which 276,822 shares underlying RSUs were net settled by withholding 106,459 shares. The value of the shares underlying RSUs withheld was $1.5 million, based on the closing price of our common stock on the settlement date. During 2019, we settled 574,168 shares underlying RSUs, of which 488,964 shares underlying RSUs were net settled by withholding 212,879 shares. The value of the shares underlying RSUs withheld was $6.7 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	6,934,262	$28.25	5.9	$4,103
Granted	2,641,125	12.01
Exercised	(268,938)	14.75
Forfeited or expired	(1,454,563)	30.17
Balance as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Vested and expected to vest as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Exercisable as of December 31, 2020	3,747,718	$26.74	4.5	$6,214

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2020 and the exercise price of outstanding, in-the-money options. As of December 31, 2020, there was $48.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years.

Options for 268,938, 347,716 and 1,051,180 shares of our common stock were exercised during the years ended December 31, 2020, 2019 and 2018, with an intrinsic value of $1.0 million, $3.8 million and $19.2 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the periods indicated:

	Year ended December 31,
	2020	2019	2018
Assumptions:
Expected term (years)	6.0	5.9	4.6
Expected volatility	76.8%	76.1%	73.5%
Risk-free interest rate	0.8%	2.1%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$7.96	$18.06	$22.96
Options granted	2,641,125	2,535,425	2,998,650
Total estimated grant date fair value	$21,023,000	$45,790,000	$68,849,000

The estimated fair value of stock options that vested in the years ended December 31, 2020, 2019 and 2018 was $29.4 million, $31.6 million and $16.2 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year. The first offering under the 2014 ESPP commenced on June 1, 2016, and subsequent offerings commence on each anniversary of this date. The Company recorded $1.8 million, $1.3 million and $1.2 million of expense related to the 2014 ESPP in the years ended December 31, 2020, 2019 and 2018, respectively. A total of 282,514, 139,466 and 109,193 shares were purchased under the ESPP during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $0.6 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2021.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2020, there were 1,586,742 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2020:

Total Shares Reserved
2014 Equity Incentive Plan	13,545,106
2018 Inducement Plan	2,634,836
2014 Employee Stock Purchase Plan	950,803
Total reserved shares of common stock	17,130,745

Stock-based Compensation Expense

Total stock-based compensation expense related to all stock awards was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$31,527	$26,773	$16,211
General and administrative	19,824	24,923	17,606
Total stock-based compensation expense	$51,351	$51,696	$33,817

11.	Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(306,758)	$(291,049)	$(230,765)
Foreign	153	85	22
Total loss before provision for income taxes	$(306,605)	$(290,964)	$(230,743)

The Company liquidated its Cayman Islands entity in 2018 and elected to treat the entity as disregarded for the fiscal year 2018. As such, the applicable 2018 losses are treated as losses in the United States.

The components of provision for (benefit from) income taxes were as follows in each period presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current provision for (benefit from) income taxes:
Federal	$—	$—	$(31)
State	2	—	(15)
Foreign	13	12	2
Total current provision for (benefit from) income taxes	$15	$12	$(44)

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
Impact of stock compensation	(2.4%)	0.1%	—
Non-deductible executive compensation	(0.1%)	(0.7%)	(0.7%)
Capitalized research	—	—	7.8%
Other	0.3%	(0.2%)	(0.6%)
Change in valuation allowance	(18.8%)	(20.2%)	(27.5%)
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$237,010	$162,436
Stock-based compensation	20,672	17,573
Capitalized expenses	12,590	14,129
License fees	8,159	6,870
Operating lease liabilities	4,251	4,325
Legal fees	2,136	1,683
Tax credits	1,580	—
Other	5,360	3,329
Total deferred tax assets	291,758	210,345
Valuation allowance	(287,349)	(205,249)
Total deferred tax assets	4,409	5,096

Deferred tax liabilities:
Operating lease assets	(3,541)	(3,921)
Other	(868)	(1,175)
Total deferred tax liabilities	(4,409)	(5,096)

Net deferred tax assets (liabilities)	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2020 and 2019. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $82.1 million for the year ended December 31, 2020 and increased by $78.1 million for the year ended December 31, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, providing companies with various tax relief provisions and other stimulus measures. Such measures include, but are not limited to, temporary changes regarding the prior and future utilization of net operating losses, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property, acceleration of AMT credit refunds, and changes to business interest limitations. The Consolidated Appropriations Act was also signed into law on December 27, 2020 to provide further relief measures and renew various expiring tax provisions. Additionally, the IRS issued final regulations and proposed regulations on calculating the limitation on business interest expense, the allowance for the first-year depreciation deduction under IRC Section 168(k), as amended by the Tax Cuts and Jobs Act (the “Tax Act”), for qualified property acquired and placed in service after September 27, 2017, and meals and entertainment deductions. Based on our evaluation, these regulations did not have a material impact on the income tax provision for the years ended December 31, 2020, 2019 and 2018.

Under the Tax Act, as modified by the CARES Act, federal net operating losses generated in tax years beginning on or after January 1, 2018 and in future years may be carried forward indefinitely, but the utilization of such federal net operating losses arising in taxable years beginning on or after January 1, 2021 is limited to 80% of a tax year’s taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. Not all states conform to the Tax Act or CARES Act and some states have varying conformity to the Tax Act or CARES Act.

As of December 31, 2020, we had federal and state net operating loss carryforwards for tax return purposes of $811.7 million and $988.1 million, respectively. Of the $811.7 million federal net operating loss carryforwards, $65.3 million will begin to expire in 2032, with the remaining $746.4 million being carried forward indefinitely. Of the $988.1 million state net operating loss carryforwards, $986.4 million will begin to expire in 2030, with the remaining amount not being subject to expiration under applicable state laws.

As of December 31, 2020, we had federal research & development and orphan drug tax credits of $12.9 million and $75.1 million, respectively, to offset future taxes payable. These federal credits begin to expire in 2032 and 2035, respectively, if not utilized. As of December 31, 2020, we had California research & development tax credits of $21.6 million, which do not expire, to offset future taxes payable.

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

We have completed a Section 382 study of transactions in our stock through December 31, 2020. The study concluded that we have experienced ownership changes since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2018, 2019 and 2020 are as follows:

(In thousands)
Balance as of January 1, 2018	$30,051
Gross increases for tax positions related to current year	12,927
Gross increases for tax positions related to prior year	704
Gross decreases for tax positions related to prior year	(2,608)
Balance as of December 31, 2018	41,074
Gross increases for tax positions related to current year	22,800
Gross increases for tax positions related to prior year	22,126
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2019	86,000
Gross increases for tax positions related to current year	24,648
Gross increases for tax positions related to prior year	—
Gross decreases for tax positions related to prior year	(47)
Balance as of December 31, 2020	$110,601

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. Of the $110.6 million total unrecognized tax benefits as of December 31, 2020, no amount, if recognized, would affect the Company’s effective tax rate for the years ended December 31, 2020 and 2019.

The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not accrued interest and penalties as of December 31, 2020 and 2019 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities. We also file in other state, local and foreign jurisdictions in which we operate, and such tax years remain open to examination.

As of December 31, 2020, we are permanently reinvested with respect to our foreign earnings, which are not material as our foreign operations are not significant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in this Item 9A of this Annual Report on Form 10-K.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, which were identified in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K includes an attestation report from our independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Atara Biotherapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 1, 2021

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2021 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

(a)(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	333-196936	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	001-36548	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	001-36548	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	001-36548	4.1	12/09/2020

4.5	Description of Securities	10-K	001-36548	4.4	02/27/2020

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	001-36548	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	333-196936	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	10-Q	001-36548	10.1	11/07/2019

10.4*	2014 Employee Stock Purchase Plan	S-1/A	333-196936	10.8	07/10/2014

10.5*	Amended and Restated 2018 Inducement Plan	10-Q	001-36548	10.3	11/09/2020

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	001-36548	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	001-36548	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	001-36548	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	333-196936	10.9	06/20/2014

10.10*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.	10-Q	001-36548	10.4	08/01/2018

10.11*	Form of Executive Employment Agreement	10-Q	001-36548	10.2	08/08/2019

10.12*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	001-36548	10.1	05/28/2019

10.13†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	333-205347	10.30	06/29/2015

10.14†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	001-36548	10.14	02/26/2019

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.15†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	001-36548	10.1	08/01/2018

10.16†	Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	001-36548	10.2	08/01/2018

10.17+	Second Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	001-36548	10.3	11/07/2019

10.18+	Second Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	001-36548	10.4	11/07/2019

10.19+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	001-36548	10.1	11/09/2020

10.20+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	001-36548	10.2	11/09/2020

10.21†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated August 2015, as amended	10-Q	001-36548	10.3	08/01/2018

10.22+	Amended and Restated Amendment No. 2 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2018	10-Q	001-36548	10.5	11/07/2019

10.23+	Amendment No. 3 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated June 28, 2019	10-Q	001-36548	10.6	11/07/2019

10.24+	Amendment No. 4 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2019	10-K	001-36548	10.22	02/27/2020

10.25+	Amendment No. 5 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 27, 2019	10-K	001-36548	10.23	02/27/2020

10.26+	Commercial Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated December 24, 2019	10-K	001-36548	10.24	02/27/2020

10.27	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	001-36548	10.29	03/04/2016

10.28	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated October 21, 2020	10-Q	001-36548	10.4	11/09/2020

10.29	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	001-36548	10.1	05/04/2017

Exhibit Number		Incorporated by Reference				Filed
	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.30+	Research, Development and License Agreement, by and between Atara Biotherapeutics, Inc. and Bayer AG, dated December 4, 2020					X

21.1	List of Subsidiaries					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (included on signature page)

31.1

Certification of the Chief Executive Officer pursuant to Rules 13A-14A and 15D-14A of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

31.2

Certification of the Chief Financial Officer pursuant to Rules 13A-14A and 15D-14A of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL					X

†	Confidential treatment has been granted for a portion of this exhibit.
+	Portions of this exhibit have been omitted as being both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 1st day of March, 2021.

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

Signature	Title	Date

/s/ Pascal Touchon
Pascal Touchon	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2021
/s/ Utpal Koppikar
Utpal Koppikar	Chief Financial Officer (principal financial and accounting officer)	March 1, 2021
/s/ Ronald Renaud
Ronald Renaud	Director, Chairman	March 1, 2021

/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director	March 1, 2021

/s/ Matthew K. Fust
Matthew K. Fust	Director	March 1, 2021

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	March 1, 2021

/s/ William K. Heiden
William K. Heiden	Director	March 1, 2021

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	March 1, 2021

/s/ Maria Grazia Roncarolo
Maria Grazia Roncarolo, M.D.	Director	March 1, 2021

/s/ Roy Baynes
Roy Baynes, M.D., Ph.D.	Director	March 1, 2021