Form 10-Q
period 2021-03-31
Atara Biotherapeutics, Inc.
filed 2021-05-04
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the Registrant’s Common Stock as of April 26, 2021 was 84,076,737 shares.

ATARA BIOTHERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

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

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “Atara,” “Atara Biotherapeutics,” “Company,” “we,” “our,” and “us” means Atara Biotherapeutics, Inc. and, where appropriate, its subsidiaries.

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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$151,097	$200,404
Short-term investments	284,064	300,255
Restricted cash - short-term	194	194
Accounts receivable	9,610	1,250
Prepaid expenses and other current assets	19,342	21,170
Total current assets	464,307	523,273
Property and equipment, net	51,471	50,517
Operating lease assets	11,930	12,303
Restricted cash - long-term	1,200	1,200
Other assets	729	827
Total assets	$529,637	$588,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,355	$7,118
Accrued compensation	12,786	20,458
Accrued research and development expenses	10,655	15,813
Deferred revenue	35,497	33,455
Other current liabilities	7,901	6,057
Total current liabilities	84,194	82,901
Deferred revenue - long-term	31,811	27,795
Operating lease liabilities - long-term	12,569	13,041
Other long-term liabilities	2,026	2,044
Total liabilities	130,600	125,781

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2021 and December 31, 2020; 84,075 and 83,372 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	1,601,784	1,586,616
Accumulated other comprehensive income	161	296
Accumulated deficit	(1,202,916)	(1,124,581)
Total stockholders’ equity	399,037	462,339
Total liabilities and stockholders’ equity	$529,637	$588,120

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
License and collaboration revenue	$3,552	$—
Operating expenses:
Research and development	64,059	57,659
General and administrative	17,738	17,038
Total operating expenses	81,797	74,697
Loss from operations	(78,245)	(74,697)
Interest and other (expense) income, net	(90)	1,188
Net loss	$(78,335)	$(73,509)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(135)	(16)
Comprehensive loss	$(78,470)	$(73,525)
Net loss per common share:
Basic and diluted net loss per common share	$(0.86)	$(1.20)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	91,456	61,208

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2021	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss	—	—	—	—	(78,335)	(78,335)
Unrealized loss on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	$8	$1,601,784	$161	$(1,202,916)	$399,037

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	$6	$1,144,082	$204	$(891,470)	$252,822

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(78,335)	$(73,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,268	12,644
Depreciation and amortization expense	2,222	1,949
Amortization of investment premiums	360	42
Non-cash operating lease expense	373	364
Asset retirement obligation accretion expense	21	19
Changes in operating assets and liabilities:
Accounts receivable	(8,360)	—
Prepaid expenses and other current assets	1,828	(1,888)
Other assets	38	(209)
Accounts payable	9,555	(590)
Accrued compensation	(7,672)	(5,030)
Accrued research and development expenses	(5,158)	(514)
Other current liabilities	1,510	(169)
Deferred revenue	6,058	—
Operating lease liabilities	(406)	(153)
Net cash used in operating activities	(65,698)	(67,044)
Investing activities
Purchases of short-term investments	(94,055)	(56,851)
Proceeds from maturities and sales of short-term investments	109,751	97,157
Purchases of property and equipment	(2,197)	(1,333)
Net cash provided by investing activities	13,499	38,973
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	2,457	24,277
Proceeds from employee stock awards	1,749	1,330
Taxes paid related to net share settlement of restricted stock units	(1,231)	(1,395)
Principal payments on finance lease obligations	(66)	(90)
Other financing activities, net	(17)	(165)
Net cash provided by financing activities	2,892	23,957
Decrease in cash, cash equivalents and restricted cash	(49,307)	(4,114)
Cash, cash equivalents and restricted cash at beginning of period	201,798	75,711
Cash, cash equivalents and restricted cash at end of period	$152,491	$71,597
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,245	$1,098
Accrued costs related to underwritten public offering	$176	$—
Accrued costs related to ATM facilities	$75	$112
Finance lease assets obtained in exchange for lease obligations	$—	$281
Supplemental cash flow disclosure
Cash paid for interest	$10	$17
Cash paid for income taxes	$8	$—

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. We have entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (“Moffitt”), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 7 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2021 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

Recent Accounting Pronouncements

We consider the applicability and impact of any Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Based on our assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

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

Potential dilutive securities have been excluded from the computation of diluted net loss per share, as the effect is antidilutive, and consist of unvested restricted stock units (“RSUs”), including unvested performance-based RSUs for which established performance criteria have been achieved as of the end of the respective periods; vested and unvested options to purchase common stock; and shares to be issued under our employee stock purchase plan (“ESPP”). Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2021	2020
Unvested RSUs	4,900,248	3,630,713
Vested and unvested options	9,030,928	8,096,471
ESPP share purchase rights	164,954	178,397
Total	14,096,130	11,905,581

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$138,100	$—	$—	$138,100
U.S. Treasury obligations	Level 2	176,010	72	—	176,082
Government agency obligations	Level 2	25,218	15	(6)	25,227
Corporate debt obligations	Level 2	61,259	100	(20)	61,339
Commercial paper	Level 2	22,242	—	—	22,242
Asset-backed securities	Level 2	10,847	8	(8)	10,847
Total available-for-sale securities		433,676	195	(34)	433,837
Less: amounts classified as cash equivalents		(149,773)	—	—	(149,773)
Amounts classified as short-term investments		$283,903	$195	$(34)	$284,064

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$168,343	$—	$—	$168,343
U.S. Treasury obligations	Level 2	230,239	113	(6)	230,346
Government agency obligations	Level 2	22,537	22	(3)	22,556
Corporate debt obligations	Level 2	50,080	166	(1)	50,245
Commercial paper	Level 2	17,990	—	—	17,990
Asset-backed securities	Level 2	9,860	10	(5)	9,865
Total available-for-sale securities		499,049	311	(15)	499,345
Less: amounts classified as cash equivalents		(199,090)	—	—	(199,090)
Amounts classified as short-term investments		$299,959	$311	$(15)	$300,255

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2021		As of December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$369,665	$369,805	$434,828	$435,023
Maturing in one to five years	64,011	64,032	64,221	64,322
Total available-for-sale securities	$433,676	$433,837	$499,049	$499,345

As of March 31, 2021, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the three months ended March 31, 2021 and 2020, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of March 31, 2021 and December 31, 2020, accrued interest receivable was $0.7 million. We have not written off any accrued interest receivables for the three months ended March 31, 2021 and 2020.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2021 and December 31, 2020, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$151,097	$200,404
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$152,491	$201,798

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$50,132	$50,132
Lab equipment	10,125	8,033
Machinery and equipment	5,085	5,023
Computer equipment and software	4,060	4,060
Furniture and fixtures	2,096	2,066
Construction in progress	1,811	879
Property and equipment, gross	73,309	70,193
Less: accumulated depreciation and amortization	(21,838)	(19,676)
Property and equipment, net	$51,471	$50,517

Depreciation and amortization expense was $2.2 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

6.	License and Collaboration Agreements

Bayer

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

Under the terms of the Bayer License Agreement, we will be responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer will be responsible for the further development of ATA2271 at its cost. Bayer will be responsible for the development of ATA3271 at Bayer’s cost, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities to be performed by us relating to ATA3271. Bayer will also be solely responsible for commercializing the Licensed Products at its cost.

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which we believe are recoverable, and an additional $15.0 million reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to an additional $5.0 million for additional, specified translational activities under the Bayer License Agreement, of which we have invoiced and received $1.3 million, and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors.

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

The transaction price at inception consisted of a $45.0 million upfront payment for the license, $15.0 million for certain research and process development activities and the $5.0 million for additional specified translational activities, and this amount was allocated to the single performance obligation. The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.

Technology Transfer Agreement

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the “Bayer Tech Transfer Agreement”), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into the agreement, we invoiced Bayer 20 percent, or $3.1 million, of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, which we have recorded in accounts receivable and believe to be recoverable. The remainder of the fee will be billed as follows: (i) 40 percent on January 1, 2022, (ii) 20 percent on January 1, 2023 and (iii) 20 percent upon the technology transfer completion.

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the Bayer Tech Transfer Agreement represent transactions with a customer. We concluded that the Bayer Tech Transfer Agreement should be combined with the Bayer License Agreement and accounted for as a modification of that agreement and that the Bayer Tech Transfer Agreement contains the following promises: (i) technology transfer services and (ii) supply of materials required for the technology transfer services. In accordance with ASC 606, we determined that the technology transfer services and supply of materials required for the technology transfer services were not distinct from each other, as they are highly interdependent upon one another. In addition, we concluded that the technology transfer services and supply of materials required for the technology transfer services were highly interdependent with the license, early-stage R&D and CMC services identified in the Bayer License Agreement. Accordingly, we determined that these promises should be combined into a single performance obligation.

Under the Bayer Tech Transfer Agreement, in order to evaluate the appropriate transaction price, we determined that the $15.3 million fee constituted the entire consideration to be included in the transaction price, and this amount was allocated to the single performance obligation as identified under the Bayer License Agreement.

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation.

Manufacturing and Supply Agreement

In March 2021, we entered into a Manufacturing and Supply Agreement with Bayer (the “Bayer Manufacturing Agreement”), which was contemplated as part of the Bayer License Agreement, to manufacture Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a margin, which is consistent with our standalone selling price. Under the Bayer Manufacturing Agreement, we will also provide storage and distribution services to Bayer at a price that is consistent with our standalone selling price for these services.

Upon entering into the Bayer Manufacturing Agreement, Bayer submitted, and we approved, a binding purchase order for manufacturing services and storage services. Any fees for the manufacturing services will be invoiced as follows: (i) 50 percent upon written acceptance by us of the binding purchase order, and (ii) the remainder upon delivery of the certification of analysis of such lots to Bayer. Storage and distribution services are billed monthly as those services are provided to Bayer.

In March 2021, we invoiced Bayer 50 percent of the total estimated supply price of $13.1 million for manufacturing services under the initial purchase order for the supply of six lots, or $6.6 million, which we have recorded in accounts receivable and believe to be recoverable. The remainder of the supply price will be billed upon the release of the lots ordered by Bayer.

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the manufacturing and supply agreement represent transactions with a customer. We concluded that the Bayer Manufacturing Agreement contains the following promises: (i) manufacturing services; (ii) storage services provided on a month-to-month basis, and (iii) distribution services. In accordance with ASC 606, we determined that the manufacturing services for the initial purchase order of six lots, that are expected to be provided prior to completion of the technology transfer, are not distinct as they are highly interdependent on the manufacturing process being developed and transferred under the Bayer License Agreement and the Tech Transfer Agreement. Accordingly, we determined that these promises should be combined into a single performance obligation. We also determined that each of the other services were distinct and separate performance obligations. We determined that the initial binding order for the manufacture and supply of six lots should be combined with the Bayer License Agreement and accounted for as a modification of that agreement along with the Bayer Tech Transfer Agreement. We also concluded that a binding purchase order from Bayer, together with the Bayer Manufacturing Agreement, form the contract for manufacturing services and storage services and a shipping order from Bayer forms the contract for distribution services. We also determined that the storage services provided on a month-to-month basis and distribution services are distinct and separate performance obligations. All the performance obligations identified above are priced at their standalone selling price.

Under the Bayer Manufacturing Agreement, in order to evaluate the appropriate transaction price, we determined that the $13.1 million fee constituted the entire consideration to be included in the transaction price, and this amount was allocated to the single performance obligation as identified under the Bayer License Agreement. Revenue for the manufacturing services for the initial six lots will be recognized based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. Revenue for the storage services will be recognized over time as those services are provided. Revenue for the distribution services will be recognized at a point in time when the product is delivered to a clinical site designated by Bayer.

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. For the three months ended March 31, 2021, we recognized $3.6 million of revenue under the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement. We did not recognize any revenue in 2020 under Bayer License Agreement. Deferred revenue related to the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement aggregated to $67.3 million and $61.3 million as of March 31, 2021 and December 31, 2020, respectively. The $67.3 million of deferred revenue as of March 31, 2021, of which $35.5 million is included in current liabilities and $31.8 million is included in long-term liabilities, is expected to be recognized over approximately the next three years. No development or sales-based milestone payments have been received through March 31, 2021.
7.	Commitments and Contingencies

MSK License and Collaboration Agreements

In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. We are required to make payments to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the latest of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

In May 2018 and December 2018, we licensed additional technology from MSK. We are obligated to make additional milestone payments based on achievement of specified development, regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any.

In March 2021, we amended and restated our license agreement with MSK to: (i) terminate our license to certain rights related to WT1 and cytomegalovirus (“CMV”); and (ii) license additional know-how rights not otherwise covered by our existing agreements.

QIMR Berghofer License and Collaboration Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to CMV. In addition, we further amended and restated our license agreement and research and development collaboration agreement with QIMR Berghofer in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Other License and Collaboration Agreements

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2021 and December 31, 2020, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Manufacturing Agreements

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Cognate Manufacturing Agreement”) with Cognate BioServices, Inc. (“Cognate”). Pursuant to the Cognate Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Cognate Manufacturing Agreement is from January 1, 2020 until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Cognate Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Cognate Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. In March 2021, Charles River Laboratories Inc. (“CRL”) acquired Cognate.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2021 and December 31, 2020, there were no amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2021 and December 31, 2020.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2021 and December 31, 2020.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2021, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those above. As of March 31, 2021, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

ATM Facility

In February 2020, we entered into a sales agreement (the “2020 ATM Facility”) with Cowen and Company, LLC (“Cowen”), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

During the three months ended March 31, 2021, we sold an aggregate of 145,630 shares of common stock under the 2020 ATM Facility, at an average price of $17.31 per share, for gross proceeds of $2.5 million and net proceeds of $2.4 million, after deducting commissions and other offering expenses payable by us. As of March 31, 2021, $77.1 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of March 31, 2021, a total of 17,170,258 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,307,900 shares were available for future grant and 13,862,358 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In September 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan, as amended. As of March 31, 2021, 2,621,086 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,638,411 shares were available for future grant and 982,675 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	3,829,620	$15.91
Granted	2,645,345	$17.19
Forfeited	(170,491)	$15.33
Vested	(509,869)	$22.15
Unvested as of March 31, 2021	5,794,605	$15.96

As of March 31, 2021, there was $77.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.9 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Granted	1,475,153	17.23
Exercised	(107,789)	16.23
Forfeited or expired	(168,822)	31.46
Outstanding as of March 31, 2021	9,050,428	$21.89	6.9	$7,595

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2021 and the exercise price of outstanding, in-the-money options. As of March 31, 2021, there was $57.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2021:

Total Shares Reserved
2014 Equity Incentive Plan	17,170,258
2018 Inducement Plan	2,621,086
2014 Employee Stock Purchase Plan	1,181,572
Total reserved shares of common stock	20,972,916

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$7,530	$7,650
General and administrative	4,738	4,994
Total stock-based compensation expense	$12,268	$12,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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
o

ATA3219: Allogeneic CAR T targeting CD19, being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

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

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (Bayer Tech Transfer Agreement), in each case, with Bayer, to further advance our collaboration with Bayer.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK), the Council of the Queensland Institute of Medical Research (QIMR Berghofer) and H. Lee Moffitt Cancer Center and Research Institute (Moffitt) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Pipeline

Tab-cel®

We continue to advance development of tab-cel® in a Phase 3 clinical trial for patients with EBV+ PTLD, which has received Breakthrough Therapy Designation (BTD) in the U.S. and PRIority MEdicines (PRIME) designation in the European Union (EU).

•

We are in active discussions with the FDA and progressing toward alignment on the content of chemistry, manufacturing and controls (CMC) module 3, including methodologies to assess comparability between the product used in the pivotal ALLELE study and the intended commercial product. We are working toward completing a BLA submission in the third quarter of 2021 pending alignment with the FDA.

•

A recent analysis shows that duration of response in the ALLELE study is maturing as anticipated with a larger number of responders followed for at least six months and a safety profile consistent with previously published data with no new safety signals.

•

In January 2021, we presented transcriptional data for tab-cel® at the 2021 Transplantation & Cellular Therapy Meeting demonstrating consistency of the product’s activation profile irrespective of donor and consistent enrichment of receptors targeting EBV-driven diseases.

•

We have data at two medical congresses (presented at the Annual Meeting of the European Society for Blood and Marrow Transplantation in March 2021, and an abstract at the upcoming American Transplant Congress in June 2021) from a combined long-term overall survival (OS) analysis from three clinical studies of tab-cel® demonstrating that patients with EBV+ PTLD, following both HCT (hematopoietic cell transplantation) and SOT (solid organ transplant), that is relapsed or refractory to initial treatment, derived similar OS benefit greater than 80 percent at two years whether they achieved complete or partial response with tab-cel®.

•	We expect to present data from the pivotal ALLELE study at an appropriate congress in the fourth quarter of 2021.
•

We have submitted a letter of intent to the European Medicines Agency (EMA), starting the process for a submission of an EU marketing authorization application (MAA) for tab-cel® in patients with EBV+ PTLD in the fourth quarter of 2021. We anticipate an approval decision with respect to of the MAA in the second half of 2022.

•

We are continuing our preparations and investing further in commercial readiness activities in anticipation of potential approval and commercialization of tab-cel® in the U.S in the first half of 2022. We are in discussions with potential partners for the commercialization of tab-cel® in Europe.

•

We continue to pursue development of tab-cel® in earlier lines of therapy, with an initial focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®.

•

We are actively opening sites in our Phase 2 multi-cohort study, which will evaluate both treatment-naïve and previously treated patients in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU. Data from this study is expected in 2023.

•

Our phase 1b study of tab-cel® in combination with Merck’s anti-PD1 (programmed death receptor-1) therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-driven nasopharyngeal carcinoma (NPC) achieved its safety endpoints and stable diseases in some patients. We intend to generate additional translational data in NPC in 2021 for this patient population. We plan to share data from the NPC study at an appropriate forum in the future.

ATA188

We continue to progress our development of ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS).

•

We are currently progressing an open-label extension (OLE) of our open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with progressive MS (PMS). Based on encouraging data from the study to date, all patients will be treated or re-treated with the Cohort 4 dose moving forward.

•

In January 2021, we presented a poster at the 2021 Transplantation & Cellular Therapy Meeting an innovative testing solution that enables detection and quantification of non-engineered allogeneic T-cell therapies for use in ATA188 clinical development.

•	We plan to present long-term two-year clinical data from the OLE and translation data from the Phase 1 study in the second half of 2021.
•	We also continue to enroll patients in a randomized, double-blind, placebo-controlled trial (Phase 2 RCT) evaluating the efficacy and safety of ATA188 in patients with PMS.
•	In the first quarter of 2021, we filed and received approval of a Clinical Trial Application for the Phase 2 RCT in Canada.
•

We plan to conduct an interim analysis of the Phase 2 RCT in the first half of 2022 to assess efficacy and safety. Following the interim analysis, we expect to complete planned enrollment in the first half of 2022.

ATA2271/ATA3271

Our next-generation CAR T immunotherapy programs include autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. Both programs were licensed to Bayer in December 2020, pursuant to an exclusive, field-limited license (the Bayer License Agreement).

•

In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) the Bayer Manufacturing Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) the Bayer Tech Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer.

•

In September 2020, MSK initiated an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. MSK has completed enrollment of the first cohort of this study and we anticipate presentation of first clinical data from this study to be presented in the fourth quarter of 2021.

•

We have also initiated IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect to file the IND in the second or third quarter of 2022.

ATA3219

We are also developing ATA3219, an off-the-shelf, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, as a potential best-in-class therapy without the need for TCR gene editing, using our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform.

•	We have initiated IND-enabling studies and plan to submit an IND for ATA3219 for patients with B-cell malignancies in the fourth quarter of 2021 or first quarter of 2022.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. We are collaborating with Moffitt to develop multi-targeted CAR T immunotherapies to adverse cell types that often become resistant to treatment, such as those targeting acute myeloid leukemia (AML) (ATA2321) and B-cell malignancies (ATA2431). We are also collaborating with QIMR Berghofer on the development of ATA368 for patients with human papillomavirus (HPV) associated cancers.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Manufacturing

In addition to our manufacturing facility in Thousand Oaks, California, we also work with Cognate BioServices, Inc. (Cognate) pursuant to a Commercial Manufacturing Services Agreement (the Manufacturing Agreement) that we entered into in December 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement runs until December 31, 2021 and is renewable with Cognate’s approval for an additional one-year period. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. In March 2021, Charles River Laboratories Inc. (CRL) acquired Cognate.

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

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We have experienced, and may continue to experience, some transient delays in clinical study operations, as a result of the evolving impact of the ongoing COVID-19 pandemic. For example, due to the COVID-19 pandemic, in April 2020 we temporarily paused the screening and enrollment of patients in our RCT for ATA188. We were able to resume such activities and enrolled the first patient in the study in June 2020. Our Phase 2 multi-cohort study of tab-cel® has experienced some delays in clinical trial site initiation activities, but we do not believe this study has been significantly impacted. Our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD has not been significantly impacted by the ongoing COVID-19 pandemic, and most sites are currently open for patient enrollment.

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

Our net losses were $78.3 million and $73.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $1.2 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2021, our cash, cash equivalents and short-term investments totaled $435.2 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues from the sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Our revenues to date are derived solely from agreements with Bayer related to upfront license fees, fees for research, process development and translational activities and technology transfer fees.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term investments and translation gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2021 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
License and collaboration revenue	$3,552	$—	$3,552

License and collaboration revenue for the three months ended March 31, 2021 consisted of revenue related to the recognition of upfront license fees, fees for research, process development and translational activities and technology transfer fees under the Bayer License Agreement and Bayer Tech Transfer Agreement. No revenue was recognized in 2020.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
Tab-cel® expenses	$11,953	$14,798	$(2,845)
ATA188, CAR T and other program expenses	9,060	4,115	4,945
Employee and overhead expenses	43,046	38,746	4,300
Total research and development expenses	$64,059	$57,659	$6,400

Tab-cel® expenses were $12.0 million in the three months ended March 31, 2021, as compared to $14.8 million in the comparative 2020 period. The decrease in 2021 was primarily due to higher production activities in 2020 related to the build-up of our tab-cel® inventory.

ATA188, CAR T and other program expenses were $9.1 million in the three months ended March 31, 2021, as compared to $4.1 million in the comparative 2020 period. The increase was primarily related to milestone and license fees due to MSK and an increase in research and clinical trial costs to further advance ATA188 and our CAR T programs.

Employee and overhead expenses were $43.0 million in the three months ended March 31, 2021, as compared to $38.7 million in the comparative 2020 period. The increase was primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. Relative to the 2020 comparative period, for the three months ended March 31, 2021, payroll and related costs increased by $2.8 million, facility-related costs increased by $1.2 million and outside services costs remained consistent.

Total research and development expenses for the three months ended March 31, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)
	(in thousands)
General and administrative expenses	$17,738	$17,038	$700

General and administrative expenses increased to $17.7 million in the three months ended March 31, 2021 as compared to $17.0 million in the comparative 2020 period. The increase was primarily driven by activities to support our anticipated tab-cel® launch.

Total general and administrative expenses for the three months ended March 31, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock and upfront fees from the Bayer License Agreement.

In February 2020, we entered into a sales agreement (the 2020 ATM Facility) with Cowen and Company, LLC (Cowen), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2020 ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

During the three months ended March 31, 2021, we sold an aggregate of 145,630 shares of common stock under the 2020 ATM Facility, at an average price of $17.31 per share for net proceeds of $2.4 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2021, we have $77.1 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

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

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2021, together with projected revenue from U.S. tab-cel® sales, if approved, will be sufficient to fund our planned operations into 2023, including expenses related to the BLA filing and potential commercial launch of tab-cel® in the U.S.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$151,097	$200,404
Short-term investments	284,064	300,255
Total cash, cash equivalents and short-term investments	$435,161	$500,659

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(65,698)	$(67,044)
Investing activities	13,499	38,973
Financing activities	2,892	23,957
Net decrease in cash, cash equivalents and restricted cash	$(49,307)	$(4,114)

Operating activities

Net cash used in operating activities was $65.7 million in the 2021 period as compared to $67.0 million in the 2020 period. The decrease of $1.3 million was primarily due to a $5.9 million increase in net operating liabilities, partially offset by a $4.8 million increase in net loss.

Investing activities

Net cash provided by investing activities in the 2021 period consisted of $109.8 million received from maturities and sales of available-for-sale securities, partially offset by $94.1 million used to purchase available-for-sale securities and $2.2 million in purchases of property and equipment. Net cash provided by investing activities in the 2020 period consisted primarily of $97.2 million received from maturities and sales of available-for-sale securities, partially offset by $56.9 million used to purchase available-for-sale securities and $1.3 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the 2021 period consisted primarily of $2.5 million of net proceeds received from the ATM facilities and $1.7 million of net proceeds from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the 2020 period consisted primarily of $24.3 million of net proceeds from ATM facilities and $1.3 million of net proceeds from employee stock award transactions, partially offset by $1.4 million of taxes paid related to the net share settlement of RSUs.

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

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2021, together with projected revenue from U.S. tab-cel® sales, if approved, will be sufficient to fund our operations into 2023, including expenses related to the BLA filing and potential commercial launch of tab-cel® in the U.S. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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

In May 2019, we entered into a new lease agreement for approximately 8,800 square feet of office and lab space in Aurora, Colorado. The initial term of this lease expires in April 2024. In February 2021, we further amended this lease to add an additional 2,861 square feet of lab space. The contractual obligations during the lease term are not material. We have the option to extend this lease for two additional five-year periods after the initial term.

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. The initial 10.5-year term of this lease is scheduled to commence in July 2021 and the contractual obligations during the initial term are $19.1 million in aggregate. We have the option to extend this lease for two additional five-year periods after the initial term.

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one of our contract manufacturing agreements which we may terminate for convenience upon six months’ written notice. With the exception of the aforementioned lease agreement entered into during the first quarter of 2021, there have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact to the design and operating effectiveness of our internal controls.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2021, we reported a net loss of $78.3 million.

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

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2021, together with projected revenues from U.S. tab-cel® sales, if approved, will be sufficient to fund our operations into 2023, including expenses related to the BLA filing and potential commercial launch of tab-cel® in the U.S. As of March 31, 2021, we had total cash, cash equivalents and short-term investments of $435.2 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than reimbursements, milestone and royalty payments that we may receive under the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of our common stock, resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

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

Our business could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The COVID-19 pandemic has resulted in transient, episodic travel and other restrictions to reduce the spread of the disease and included a California executive order and many other foreign, state and local orders (including in locations where we operate facilities), which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and order cessation of non-essential travel. As a result of the ongoing COVID-19 pandemic, the work-from-home model we implemented for most of our employees remains in place. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our offices and facilities where permitted by applicable law. The effects of current and potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and potential return-to-office strategy and other similar, and perhaps more severe, actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur or could be reinstated, related to the ongoing COVID-19 pandemic or other infectious diseases, could impact our manufacturing capabilities and third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, contract manufacturing organizations (CMOs) and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products. Our clinical trials may be affected by health epidemics and have been affected by the ongoing COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the ongoing COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel® Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our RCT of ATA188 in patients with progressive MS. Although we were able to resume the screening and enrollment of patients in our RCT of ATA188 and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to institute another pause in the screening and enrollment of patients in our RCT. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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
•

inability to reach agreement with the FDA or comparable foreign regulatory authorities on the methodologies for, and assessment of, comparability of different versions of product candidates used in non-pivotal studies, pivotal studies and for intended commercial use;

•	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility;
•

changes or inconsistencies in the requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for a product candidate, including changes to, or inconsistencies with, applicable industry practice or precedent; or

•

changes in the: (i) approval policies or regulations that render our preclinical and clinical data insufficient for approval; or (ii) positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities.

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

In addition to regulations in the U.S., to market and sell our products in the EU, the U.K., many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the EU, the U.K., Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical studies that we conduct. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

In March 2021, we entered into the Bayer Manufacturing Agreement for the supply of allogenic mesothelin-directed CAR T-cell therapies for clinical trials. Delays to the activities contemplated by the Bayer Manufacturing Agreement may result in a delay in the ATA2271 and/or ATA3271 programs and would delay and could prevent us from obtaining revenues for this product candidate.

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

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development of our product candidates could be substantially delayed.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third-party does not devote sufficient time or resources to our product candidates or any products we may eventually commercialize based on its own business priorities, the possibility that the third-party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We and our partners have filed a number of patent applications covering our product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO, the European Patent Office and other non-U.S. patent offices.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidates as demonstrated in clinical studies;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians and patients of the drug as a safe and effective treatment;
•	the administrative and logistical burden of treating patients;
•	the ability to identify in a timely manner the appropriate target patients who will benefit from specific therapy;
•	the adoption of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for the fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. In March 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, in May 2018, the Trump administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals.  On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

In some countries, particularly member states of the EU and the U.K., the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our collaborators, may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a Phase 1b/2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, has initiated a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., which has a Phase 2 autologous and Phase 1 allogeneic CD30-CAR-T product candidate being evaluated in CD30+ lymphomas.

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S. and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS). There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Ponvory (S1P modulator), marketed by Johnson & Johnson, and Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, were approved in the U.S. and/or EU for the treatment of relapsing forms of MS.

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

There are currently five autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies) in the indication of interest.

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

As of March 31, 2021, we had 480 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2019 through March 31, 2021, the reported sale price of our common stock has fluctuated between $4.52 and $41.97 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (GDPR), which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable, contractual privacy, data protection, and data security commitments, expanded disclosures to data subjects about how their personal information is used, honoring individuals’ data protection rights, limitations on retention of personal information, additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data, data breach notification requirements, higher standards for obtaining consent from data subjects, changes to informed consent practices, and more detailed notices for clinical trial subjects and investigators. Penalties for non-compliance with the GDPR can be significant and include fines in the amount of the greater of €20 million or four percent of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The GDPR also provides that EU member states may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

European privacy, data protection, and data security laws, including the GDPR, generally restrict the transfer of personal information from the European Economic Area (EEA) to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the U.K. and Switzerland impose similar restrictions. There is uncertainty on how to implement such safeguards and how to conduct such transfers in compliance with the GDPR, and certain safeguards may not be available or applicable with respect to some or all of the personal information processing activities necessary to research, develop and market our products and services. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks.  However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the EU and the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner. The decision by the Court of Justice and the announcement by the Swiss Commissioner both raised questions about whether one of the primary alternatives to the Privacy Shield frameworks, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Authorities in the U.K. may similarly invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the Standard Contractual Clauses. In November 2020, EU regulators proposed a new set of Standard Contractual Clauses, which impose additional obligations and requirements with respect to the transfer of EU personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the GDPR may seek alternatives that do not involve personal information transfers out of Europe. At present, there are few, if any, viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

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

We are subject to income and non-income based taxes in the U.S. and various jurisdictions outside the U.S. Our business and financial condition could be adversely affected by changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, changes in accounting principles, applicability of withholding taxes, and changes to our business operations. For example, US legislations such as the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and the American Rescue Act, made significant changes to the corporate tax rate, the potential realization of net deferred tax assets relating to our operations, taxation of foreign earnings, and deductibility of expenses, and could have a material impact on our financial position or results of operations.

Our ability to use net operating loss carryforwards and certain tax assets to offset future taxable income or taxes may be subject to certain limitations.

Our ability to use our net operating losses (NOLs) and certain other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2020, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the utilization of such federal NOLs arising in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before 2021. It is uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We completed a Section 382 study of transactions in our stock through December 31, 2020 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in tax years beginning on or before December 31, 2017, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing NOLs to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014

10.1+	Research, Development and License Agreement, by and between Atara Biotherapeutics, Inc. and Bayer AG, dated December 4, 2020					X*

10.2	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021					X

10.3+	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.					X

+	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
*	Previously filed with Annual Report on Form 10-K on March 1, 2021; refiled here with corrected formatting.
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
Date: May 4, 2021

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)