Form 10-Q
period 2021-06-30
Atara Biotherapeutics, Inc.
filed 2021-08-09
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of the Registrant’s Common Stock as of July 30, 2021 was 84,757,551 shares.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described below. These risks include, among others:

•	we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future;
•	we currently have no approved products and thus have no revenues from commercialization of any products and may never generate revenues from the sale of products or achieve profitability;
•

we are generally early in our development efforts, have only a small number of product candidates in clinical development, and we will need to successfully complete preclinical and clinical testing of our product candidates before we can seek regulatory approval and potentially generate commercial sales;

•	we will require substantial additional financing to achieve our goals, which may not be available to us on acceptable terms, or at all;
•	our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel;
•

the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and our existing product candidates in clinical studies, and any other product candidates we advance into clinical studies may not have favorable results in later clinical studies or receive regulatory approval;

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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$123,856	$200,404
Short-term investments	249,524	300,255
Restricted cash - short-term	194	194
Accounts receivable	—	1,250
Prepaid expenses and other current assets	18,751	21,170
Total current assets	392,325	523,273
Property and equipment, net	51,029	50,517
Operating lease assets	11,548	12,303
Restricted cash - long-term	1,200	1,200
Other assets	689	827
Total assets	$456,791	$588,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,301	$7,118
Accrued compensation	15,323	20,458
Accrued research and development expenses	12,871	15,813
Deferred revenue	40,968	33,455
Other current liabilities	7,367	6,057
Total current liabilities	88,830	82,901
Deferred revenue - long-term	22,470	27,795
Operating lease liabilities - long-term	12,182	13,041
Other long-term liabilities	1,771	2,044
Total liabilities	125,253	125,781

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2021 and December 31, 2020; 84,754 and 83,372 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	1,618,177	1,586,616
Accumulated other comprehensive income	62	296
Accumulated deficit	(1,286,709)	(1,124,581)
Total stockholders’ equity	331,538	462,339
Total liabilities and stockholders’ equity	$456,791	$588,120

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License and collaboration revenue	$3,870	$—	$7,422	$—
Operating expenses:
Research and development	68,475	61,560	132,534	119,219
General and administrative	19,397	16,392	37,135	33,430
Total operating expenses	87,872	77,952	169,669	152,649
Loss from operations	(84,002)	(77,952)	(162,247)	(152,649)
Interest and other income, net	225	497	135	1,685
Loss before provision for income taxes	(83,777)	(77,455)	(162,112)	(150,964)
Provision for income taxes	16	1	16	1
Net loss	$(83,793)	$(77,456)	$(162,128)	$(150,965)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(99)	606	(234)	590
Comprehensive loss	$(83,892)	$(76,850)	$(162,362)	$(150,375)
Net loss per common share:
Basic and diluted net loss per common share	$(0.91)	$(1.14)	$(1.77)	$(2.34)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	92,152	67,975	91,806	64,592

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2021	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss	—	—	—	—	(78,335)	(78,335)
Unrealized loss on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	8	1,601,784	161	(1,202,916)	399,037
RSU settlements, net of shares withheld	423	—	(13)	—	—	(13)
Issuance of common stock pursuant to employee stock awards	256	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	13,807	—	—	13,807
Net loss	—	—	—	—	(83,793)	(83,793)
Unrealized loss on available-for-sale securities	—	—	—	(99)	—	(99)
Balance as of June 30, 2021	84,754	$8	$1,618,177	$62	$(1,286,709)	$331,538

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	6	1,144,082	204	(891,470)	252,822
Issuance of common stock through ATM facilities, net of commissions and offering costs of $370	14,958	1	189,300	—	—	189,301
RSU settlements, net of shares withheld	219	—	—	—	—	-
Issuance of common stock pursuant to employee stock awards	191	—	1,904	—	—	1,904
Stock-based compensation expense	—	—	13,948	—	—	13,948
Net loss	—	—	—	—	(77,456)	(77,456)
Unrealized gain on available-for-sale securities	—	—	—	606	—	606
Balance as of June 30, 2020	74,308	$7	$1,349,234	$810	$(968,926)	$381,125

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(162,128)	$(150,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,075	26,592
Depreciation and amortization expense	4,540	4,002
Amortization of investment premiums	851	170
Non-cash operating lease expense	755	734
Loss on disposals of property and equipment	—	93
Asset retirement obligation accretion expense	43	38
Changes in operating assets and liabilities:
Accounts receivable	1,250	—
Prepaid expenses and other current assets	2,419	1,423
Other assets	18	(288)
Accounts payable	4,356	(2,933)
Accrued compensation	(5,135)	(2,049)
Accrued research and development expenses	(2,942)	(97)
Other current liabilities	1,522	(406)
Deferred revenue	2,188	—
Operating lease liabilities	(837)	(535)
Other long-term liabilities	(250)	541
Net cash used in operating activities	(127,275)	(123,680)
Investing activities
Purchases of short-term investments	(158,869)	(228,224)
Proceeds from maturities and sales of short-term investments	208,515	140,235
Purchases of property and equipment	(4,258)	(3,409)
Net cash provided by (used in) investing activities	45,388	(91,398)
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	—	189,623
Proceeds from issuance of common stock through ATM facilities, net	2,382	24,172
Proceeds from employee stock awards	4,348	3,234
Taxes paid related to net share settlement of restricted stock units	(1,244)	(1,395)
Principal payments on finance lease obligations	(130)	(197)
Other financing activities, net	(17)	(165)
Net cash provided by financing activities	5,339	215,272
(Decrease) increase in cash, cash equivalents and restricted cash	(76,548)	194
Cash, cash equivalents and restricted cash at beginning of period	201,798	75,711
Cash, cash equivalents and restricted cash at end of period	$125,250	$75,905
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,000	$253
Accrued costs related to underwritten public offering	$—	$322
Finance lease assets obtained in exchange for lease obligations	$—	$281
Supplemental cash flow disclosure
Cash paid for interest	$18	$37
Cash paid for income taxes	$7	$1

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

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

Recent Accounting Pronouncements

We consider the applicability and impact of any recent Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). Based on our assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of June 30,
	2021	2020
Unvested RSUs	4,997,674	3,414,239
Vested and unvested options	9,438,653	8,476,516
ESPP share purchase rights	23,929	26,690
Total	14,460,256	11,917,445

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$104,974	$—	$—	$104,974
U.S. Treasury obligations	Level 2	134,243	23	(16)	134,250
Government agency obligations	Level 2	21,429	12	(5)	21,436
Corporate debt obligations	Level 2	57,364	63	(13)	57,414
Commercial paper	Level 2	39,972	—	—	39,972
Asset-backed securities	Level 2	9,953	8	(9)	9,952
Total available-for-sale securities		367,935	106	(43)	367,998
Less: amounts classified as cash equivalents		(118,474)	—	—	(118,474)
Amounts classified as short-term investments		$249,461	$106	$(43)	$249,524

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$168,343	$—	$—	$168,343
U.S. Treasury obligations	Level 2	230,239	113	(6)	230,346
Government agency obligations	Level 2	22,537	22	(3)	22,556
Corporate debt obligations	Level 2	50,080	166	(1)	50,245
Commercial paper	Level 2	17,990	—	—	17,990
Asset-backed securities	Level 2	9,860	10	(5)	9,865
Total available-for-sale securities		499,049	311	(15)	499,345
Less: amounts classified as cash equivalents		(199,090)	—	—	(199,090)
Amounts classified as short-term investments		$299,959	$311	$(15)	$300,255

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2021		As of December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$298,394	$298,472	$434,828	$435,023
Maturing in one to five years	69,541	69,526	64,221	64,322
Total available-for-sale securities	$367,935	$367,998	$499,049	$499,345

As of June 30, 2021, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the six months ended June 30, 2021 and 2020, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of June 30, 2021 and December 31, 2020, accrued interest receivable was $0.7 million. We have not written off any accrued interest receivables for the six months ended June 30, 2021 and 2020.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2021 and December 31, 2020, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$123,856	$200,404
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$125,250	$201,798

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$50,132	$50,132
Lab equipment	11,136	8,033
Machinery and equipment	5,118	5,023
Computer equipment and software	4,060	4,060
Furniture and fixtures	2,096	2,066
Construction in progress	2,552	879
Property and equipment, gross	75,094	70,193
Less: accumulated depreciation and amortization	(24,065)	(19,676)
Property and equipment, net	$51,029	$50,517

Depreciation and amortization expense was $2.3 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

Technology Transfer Agreement

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the “Bayer Tech Transfer Agreement”), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into the agreement, we invoiced Bayer 20 percent, or $3.1 million, of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, which we received in the second quarter of 2021. The remainder of the fee will be billed as follows: (i) 40 percent on January 1, 2022, (ii) 20 percent on January 1, 2023 and (iii) 20 percent upon the technology transfer completion.

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

In March 2021, we invoiced Bayer 50 percent of the total estimated supply price of $13.1 million for manufacturing services under the initial purchase order for the supply of six lots, or $6.6 million, which we received in the second quarter of 2021. The remainder of the supply price will be billed upon the release of the lots ordered by Bayer.

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

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. For the three and six months ended June 30, 2021, we recognized license and collaboration revenue of $3.9 million and $7.4 million, respectively, under the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement, collectively, the Bayer Agreements. We did not recognize any license and collaboration revenue in 2020 under Bayer License Agreement. Deferred revenue related to the Bayer Agreements aggregated to $63.4 million and $61.3 million as of June 30, 2021 and December 31, 2020, respectively. The $63.4 million of deferred revenue as of June 30, 2021, of which $41.0 million is included in current liabilities and $22.4 million is included in long-term liabilities, is expected to be recognized over approximately the next three years. No development or sales-based milestone payments have been received through June 30, 2021.
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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2021 and December 31, 2020, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2021 and December 31, 2020, there were no amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2021 and December 31, 2020.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2021 and December 31, 2020.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2021, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those above. As of June 30, 2021, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

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

During the six months ended June 30, 2021, we sold an aggregate of 145,630 shares of common stock under the 2020 ATM Facility, at an average price of $17.31 per share, for gross proceeds of $2.5 million and net proceeds of $2.4 million, after deducting commissions and other offering expenses payable by us. As of June 30, 2021, $77.1 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of June 30, 2021, a total of 16,773,438 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,559,544 shares were available for future grant and 13,213,894 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In September 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan, as amended. As of June 30, 2021, 2,547,962 shares of common stock were reserved for issuance under the Inducement Plan, of which 515,639 shares were available for future grant and 2,032,323 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	3,829,620	$15.91
Granted	3,301,919	$16.55
Forfeited	(409,639)	$15.08
Vested	(933,837)	$18.92
Unvested as of June 30, 2021	5,788,063	$15.85

As of June 30, 2021, there was $76.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.8 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Granted	2,172,554	16.14
Exercised	(154,694)	15.12
Forfeited or expired	(411,592)	29.54
Outstanding as of June 30, 2021	9,458,154	$21.18	6.7	$12,367

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2021 and the exercise price of outstanding, in-the-money options. As of June 30, 2021, there was $55.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2021:

Total Shares Reserved
2014 Equity Incentive Plan	16,773,438
2018 Inducement Plan	2,547,962
2014 Employee Stock Purchase Plan	972,265
Total reserved shares of common stock	20,293,665

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$8,271	$8,540	$15,801	$16,190
General and administrative	5,536	5,408	10,274	10,402
Total stock-based compensation expense	$13,807	$13,948	$26,075	$26,592

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer AG (Bayer);
o	ATA3271: Allogeneic CAR T therapy currently in preclinical development targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

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

Pipeline

Tab-cel®

We continue to advance development of tab-cel® in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE), which has received Breakthrough Therapy Designation (BTD) in the U.S. for treatment of rituximab-refractory EBV-associated lymphoproliferative disorders, PRIority MEdicines (PRIME) designation in the European Union (EU), and orphan drug designation in the U.S. for treatment of EBV+ PTLD.

•

Based on recent meetings and interactions with the FDA we have gained clarity on specific next steps required for submission of the BLA, including on key methodologies for evaluating comparability between the product used in the pivotal ALLELE study and the intended commercial product.

•

The FDA provided feedback on specific next steps required for submission of the BLA, which are: (i) Type B CMC meeting where we will provide data on substantially all lots made to date, which we believe should enable the FDA to make a final determination on the data package to support comparability; and (ii) Type B clinical meeting to review updated clinical data from the ALLELE study. We have requested such meetings with the FDA in order to progress towards BLA submission.

•

The FDA decided it cannot make a determination of comparability between material used in non-pivotal and pivotal studies, as analytical data is not available and cannot be generated for all lots manufactured at MSK and used in non-pivotal studies. Consequently, we plan to submit clinical data from the pivotal ALLELE study and the non-pivotal studies as separate, non-pooled analyses in the anticipated BLA submission.

•

We completed a new data analysis from our ALLELE study as previously discussed with the FDA. Top-line data with additional patients confirm a strong objective response rate (ORR) in line with prior results while demonstrating durability. There were no new safety signals, consistent with previously published data.  We plan to discuss this new data with the FDA in the requested Type B clinical meeting. We also plan to present this new data at an appropriate congress in the fourth quarter of 2021.

•	Based on the outcome of our recent and anticipated interactions with the FDA, we expect to complete the BLA submission for tab-cel® in the first quarter of 2022.
•

We have adapted our investment in pre-commercial activities and are continuing our commercial readiness activities in anticipation of potential approval and commercialization of tab-cel® in the U.S in the second half of 2022.

•

We presented an abstract at the American Transplant Congress in June 2021 from a combined long-term overall survival (OS) analysis from three clinical studies of tab-cel® demonstrating that patients with EBV+ PTLD, following SOT (solid organ transplant), that is relapsed or refractory to initial treatment, derived similar OS benefit of greater than 80 percent at two years whether they achieved complete or partial response with tab-cel®.

•

Following recent Rapporteur, Co-Rapporteur and pre-submission meetings with the EMA, we have completed the necessary regulatory and compliance steps needed to, and we expect to, submit an EU marketing authorization application (MAA) for tab-cel® in patients with EBV+ PTLD in November 2021. We anticipate a decision with respect to potential approval of the MAA in the second half of 2022.

•	We are in ongoing discussions with potential partners for the commercialization of tab-cel® in Europe.
•

We continue to pursue development of tab-cel® in additional patient populations, with an initial focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®.

•

We are actively opening sites and enrolling patients in our Phase 2 multi-cohort study in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU.  Data from this study is expected in 2023.

•

We intend to generate additional translational data in EBV-driven nasopharyngeal carcinoma (NPC) in 2021 for patients with platinum-resistant or recurrent EBV-driven NPC. We plan to share data from the NPC study at an appropriate forum in the future.

ATA188

We continue to progress our development of ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS).

•

We are currently progressing an open-label extension (OLE) of our open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with progressive forms of MS (PMS).

•

We will present long-term two-year clinical data from the OLE and translation data from the Phase 1 study in October 2021 at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS).

•

The ECTRIMS presentation will feature updated clinical and new imaging biomarker data considered to reflect the state of myelination in the central nervous system, known as magnetization transfer ratio (MTR).  MTR may provide important insights into the mechanism of expanded disability status scale (EDSS) improvement in our clinical assessment of ATA188.

•	We continue to enroll patients in a Phase 2, randomized, double-blind, placebo-controlled trial (EMBOLD) evaluating the efficacy and safety of ATA188 in patients with PMS.
•	We plan to conduct an interim analysis of the EMBOLD study in the first half of 2022 to assess efficacy and safety. We expect to complete planned enrollment in the first half of 2022.
•	We will present a poster on PMS fatigue and an oral presentation on the ongoing EMBOLD study at the upcoming 2021 Annual Meeting of the Consortium of Multiple Sclerosis Centers (CMSC) in October.

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

•

In September 2020, MSK initiated an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. Enrollment has been completed for the first cohort and is nearly complete for the second cohort of this study. We anticipate the first update on clinical data from this study to be presented at an appropriate forum in the fourth quarter of 2021.

•

We continue to make progress on IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect our partner Bayer to file the IND in the second half of 2022.

•	We plan to present preclinical data for ATA3271 at an appropriate forum in the fourth quarter of 2021.

ATA3219

We are also developing ATA3219, an off-the-shelf, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, as a potential best-in-class therapy without the need for TCR gene editing, using our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform.

•	We continue to make progress on IND-enabling studies and plan to submit an IND for ATA3219 for patients with B-cell malignancies in the first quarter of 2022.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. We are collaborating with Moffitt to develop ATA2431, a multi-targeted CAR T immunotherapy targeting B-cell malignancies. We plan to return the acute myeloid leukemia (AML) program to Moffitt. We are also collaborating with QIMR Berghofer on the development of ATA368 for patients with human papillomavirus (HPV) associated cancers.

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

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing and evolving COVID-19 pandemic on our business and operations and have taken steps designed to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we have temporarily transitioned most of our workforce to a remote, work-from-home model, while maintaining essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

In addition to implementing measures designed to protect the health and safety of our workforce, our clinical study and operational teams are working closely with clinical sites to support the safety of site staff and patients as well as preserve data integrity and access to treatment as appropriate. Where needed, remote study visits, leveraged tele-medicine, home health care, and other methods have been established to ensure continuity of care for patients while preserving key endpoint data.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. We have experienced, and may continue to experience, some transient delays in clinical study operations, as a result of the evolving impact of the ongoing COVID-19 pandemic. For example, due to the COVID-19 pandemic, in April 2020 we temporarily paused the screening and enrollment of patients in our EMBOLD study. We were able to resume such activities and enrolled the first patient in the study in June 2020. Our Phase 2 multi-cohort study of tab-cel® has experienced some delays in clinical trial site initiation activities, but we do not believe this study has been significantly impacted. Our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD has not been significantly impacted by the ongoing COVID-19 pandemic, and most sites are currently open for patient enrollment.

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

Our net losses were $162.1 million and $151.0 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $1.3 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2021, our cash, cash equivalents and short-term investments totaled $373.4 million, which we intend to use to fund our operations.

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

We expect that any revenue we generate from our Bayer Agreements and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical study of tab-cel® for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical studies and IND-enabling studies;
•	continuing development of ATA188 in PMS;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing to develop our product candidates in additional indications, including tab-cel® for EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2021 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
License and collaboration revenue	$3,870	$—	$3,870	$7,422	$—	$7,422

License and collaboration revenue for the three months and six months ended June 30, 2021 consisted of revenue related to the recognition of upfront license fees, fees for research, process development and translational activities, and technology transfer and manufacturing service fees under the Bayer Agreements. No revenue was recognized in 2020.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$12,794	$14,905	$(2,111)	$24,747	$29,703	$(4,956)
ATA188, CAR T and other program expenses	7,593	6,097	1,496	16,653	10,212	6,441
Employee and overhead expenses	48,088	40,558	7,530	91,134	79,304	11,830
Total research and development expenses	$68,475	$61,560	$6,915	$132,534	$119,219	$13,315

Tab-cel® expenses were $12.8 million and $24.7 million in the three and six months ended June 30, 2021, respectively, as compared to $14.9 million and $29.7 million in the comparative 2020 periods. The decreases in 2021 were primarily due to higher production activities in 2020 related to the build-up of our tab-cel® inventory.

ATA188, CAR T and other program expenses were $7.6 million and $16.7 million in the three and six months ended June 30, 2021, respectively, as compared to $6.1 million and $10.2 million in the comparative 2020 periods. The increases were primarily related to milestone and license fees due to MSK and QIMR, and an increase in research and clinical trial costs to further advance ATA188 and our CAR T programs.

Employee and overhead expenses were $48.1 million and $91.1 million in the three and six months ended June 30, 2021, respectively, as compared to $40.6 million and $79.3 million in the comparative 2020 periods. The increases were primarily due to higher compensation-related costs from increased headcount, higher outside services, and higher facility-related costs in support of our continuing expansion of research and development activities. Relative to the 2020 comparative period, for the three months ended June 30, 2021, payroll and related costs increased by $3.4 million, facility-related costs increased by $2.7 million and outside services costs increased by $1.4 million. Relative to the 2020 comparative period, for the six months ended June 30, 2021, payroll and related costs increased by $6.2 million, facility-related costs increased by $3.9 million and outside services costs increased by $1.7 million.

Total research and development expenses for the six months ended June 30, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$19,397	$16,392	$3,005	$37,135	$33,430	$3,705

General and administrative expenses increased to $19.4 million and $37.1 million in the three and six months ended June 30, 2021, respectively, as compared to $16.4 million and $33.4 million in the comparative 2020 periods. The increases were primarily driven by activities to support our anticipated tab-cel® launch.

Total general and administrative expenses for the six months ended June 30, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

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

During the six months ended June 30, 2021, we sold an aggregate of 145,630 shares of common stock under the 2020 ATM Facility, at an average price of $17.31 per share for net proceeds of $2.4 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2021, we have $77.1 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. We do not expect to receive any revenues from the sale of products unless and until we obtain regulatory approval for and commercialize any of our product candidates. As such, we anticipate that we will continue to incur losses in the foreseeable future. Additionally, as a result of the ongoing and evolving COVID-19 pandemic, we have experienced, and may experience in the future, disruptions that could severely impact our business, preclinical studies and clinical trials. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2020 ATM Facility, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. However, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a consequence, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. We may face similar difficulties in obtaining funding through debt financing or other arrangements. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2021, will be sufficient to fund our planned operations into 2023.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$123,856	$200,404
Short-term investments	249,524	300,255
Total cash, cash equivalents and short-term investments	$373,380	$500,659

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(127,275)	$(123,680)
Investing activities	45,388	(91,398)
Financing activities	5,339	215,272
Net (decrease) increase in cash, cash equivalents and restricted cash	$(76,548)	$194

Operating activities

Net cash used in operating activities was $127.3 million in the six months ended June 30, 2021 as compared to $123.7 million in the comparative 2020 period. The increase of $3.6 million was primarily due to a $11.2 million increase in net loss, partially offset by a $6.9 million decrease in net working capital usage.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2021 consisted of $208.5 million received from maturities and sales of available-for-sale securities, partially offset by $158.9 million used to purchase available-for-sale securities and $4.3 million in purchases of property and equipment. Net cash used in investing activities in the comparative 2020 period consisted of $228.2 million used to purchase available-for-sale securities and $3.4 million in purchases of property and equipment, partially offset by $140.2 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2021 consisted primarily of $2.4 million of net proceeds received from ATM facilities and $4.3 million from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the comparative 2020 period consisted primarily of $189.6 million of net proceeds received from an underwritten public offering of common stock and pre-funded warrants, $24.2 million of net proceeds received from ATM facilities and $3.2 million from employee stock award transactions, partially offset by $1.4 million of taxes paid related to the net share settlement of RSUs.

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

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our planned operations into 2023. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. The initial 10.5-year term of this lease is scheduled to commence in August 2021 and the contractual obligations during the initial term are $19.1 million in aggregate. We have the option to extend this lease for two additional five-year periods after the initial term.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the ongoing and evolving COVID-19 pandemic to minimize the impact to the design and operating effectiveness of our internal controls.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the six months ended June 30, 2021, we reported a net loss of $162.1 million.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Because of the anticipated completion of our BLA filing for tab-cel® in the first quarter of 2022 and a potential approval decision on the same in the second half of 2022, we plan to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

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

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2021 will be sufficient to fund our planned operations into 2023. As of June 30, 2021, we had total cash, cash equivalents and short-term investments of $373.4 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than reimbursements, milestone and royalty payments that we may receive under the Bayer Agreements. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of our common stock, resulting from the ongoing COVID-19 pandemic. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

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

We are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues from the sale of products, if approved, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on many factors, including the following:

•

completion of preclinical and clinical studies with positive results, demonstrating the safety, purity, and potency of our product candidates to the satisfaction of the FDA or other regulatory agencies;

•	receipt of regulatory approvals from applicable authorities, including required authorizations for clinical trials and marketing authorizations;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or qualifying our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	manufacturing our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

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

Our clinical trials may also be affected by health epidemics and have been affected by the ongoing and evolving COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the ongoing and evolving COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel® Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to institute another pause in the screening and enrollment of patients in our EMBOLD study. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

In addition, while the potential economic impact brought by, and the duration of, the ongoing and evolving COVID-19 pandemic and the various actions taken in response to it may be difficult to assess or predict, the pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

While we expect the ongoing and evolving COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the ongoing and evolving COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and

CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement with the design or conduct of our clinical studies;
•	failure to demonstrate positive benefit/risk profile of the product candidate for its proposed indication;
•	failure of clinical sites to conduct the study in accordance with applicable regulatory requirements;
•	failure of clinical studies to meet the level of statistical significance required for approval;
•	disagreement with our interpretation of data from preclinical studies or clinical studies;
•	the insufficiency of data collected from clinical studies of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, we recently received feedback from the FDA regarding specific next steps required for submission of the BLA for tab-cel® for patients with EBV+ PTLD, which are: (i) Type B CMC meeting where we will provide data on substantially all lots made to date, which we believe should enable the FDA to make a final determination on such data package to support comparability; and (ii) Type B clinical meeting to review updated clinical data from the ALLELE study.  We have requested such meetings with the FDA in order to progress towards BLA submission, but we cannot be certain of the timing or outcome of such meetings.  In addition, if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’s Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies.  We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, caused by global health concerns, including the ongoing and evolving COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

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

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, we do not know whether the clinical studies we may conduct, or clinical studies in progress, will demonstrate adequate efficacy and safety to result in regulatory approval to market tab-cel®, ATA188, any product candidates resulting from our next-generation CAR T programs or any of our other product candidates in any particular jurisdiction.

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

•

a decision by the FDA, the IRB, comparable foreign authorities, or us, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical studies at any time for non-compliance with regulatory requirements, safety issues or for any other reason;

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

As an example, we activated additional clinical sites for the ALLELE study of tab-cel® over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel® for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel®, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We have experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our Phase 3 clinical trial of tab-cel®, as a result of the evolving impact of the ongoing COVID-19 pandemic, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or nonrenewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us.  Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

•	we may be forced to suspend marketing of that product;
•	regulatory authorities, IRBs, or other clinical trial oversight bodies may place a hold on any ongoing clinical trials;
•	regulatory authorities may withdraw or change their approvals of that product;
•

regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;

•	we may be required to conduct post-marketing studies;
•	we may be required to change the way the product is administered;
•	we could be sued and held liable for harm caused to subjects or patients;
•	our products may be seized, or we may be required to recall our products;
•	our products may become less competitive in the marketplace; and
•	our reputation may suffer.

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

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of tab-cel® and our other oncology product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval for earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact our ability to engage with key stakeholders within the transplant center in person. Further, new studies or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel®. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the US, FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

Although we have obtained BTD and PRIME designation for tab-cel® for rituximab-refractory EBV+ PTLD in the U.S. and the EU, respectively, this may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel® for EBV+ PTLD in the U.S.  While rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval or result in approval at all.  The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

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

In addition to regulations in the U.S., to market and sell our products in the EU, the U.K., many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by and regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the U.K., Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical studies that we conduct. They also include any post-approval requirements or commitments imposed by FDA as a condition of approval, or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

The occurrence of any event or penalty described above may also generate negative publicity or inhibit our ability to successfully commercialize our products.

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

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to expand our product pipeline through internal development, in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Any product candidates we identify, acquire, in-license, or develop may not be safe or effective for their targeted diseases, and may not receive marketing authorization in a timely manner, or at all.

Bayer is generally responsible for the conduct and funding of the development and commercialization of ATA2271 and ATA3271.

Pursuant to the Bayer License Agreement, Bayer holds an exclusive, field-limited license to ATA2271 and ATA3271. As a result, other than the development of ATA2271 through Phase 1, Bayer is generally responsible for the development and obtaining and maintaining regulatory approval and commercialization of ATA2271 and ATA3271.

Although we have joint governance and certain decision making rights, we do not control the development activities being conducted or that may be conducted in the future by Bayer, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Bayer’s results. Bayer may conduct these activities more slowly or in a different manner than we would if we controlled the development of ATA2271 after Phase 1 and ATA3271. Bayer is responsible for submitting future applications to the FDA and other regulatory authorities for approval of ATA2271 and ATA3271 and will be the owner of marketing approvals issued by the FDA and other regulatory authorities for ATA2271 and ATA3271, if approved. If the FDA or other regulatory authorities approve ATA2271 and/or ATA3271, Bayer will also be responsible for the marketing and sale of the resulting product. However, we cannot control whether Bayer will devote sufficient attention and resources to the development of ATA2271 and/or ATA3271 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve ATA2271 and/or ATA3271, Bayer may elect not to proceed with the commercialization of the resulting product in one or more countries, unless otherwise specified in the Bayer License Agreement.

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

We rely in part on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for tab-cel® will need to be prepared to undergo pre-approval inspection in connection with our anticipated BLA, and we cannot be certain that we will successfully pass any such inspection.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 (the ATRA) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  On June 17, 2021, the U.S. Supreme Court dismissed the most recent legal challenge to the law brought by several states arguing that, without the individual mandate, the entire Affordable Care Act was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.  While the legal challenge to the Affordable Care Act was pending, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In the future, there may be additional challenges and/or amendments to the Affordable Care Act. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. There have also been recent administrative developments in the U.S. related to drug pricing. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (“PBMs”), unless the price reduction is required by law (the “Rebate Rule”). In addition, the Rebate Rule creates new safe harbor protection for certain (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers, and (ii) fees for certain services that PBMs provide to pharmaceutical manufacturers. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. The litigants have stipulated to a delay of all provisions of the Rebate Rule until January 1, 2023 and have agreed to hold the case in abeyance pending further review of the Rebate Rule by the Biden administration. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to

Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, has initiated a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., is conducting a pivotal, Phase 2 clinical study for its autologous CD30-CAR T and a Phase 1 clinical study for its allogeneic CD30-CAR-T product candidate, both being evaluated in CD30+ lymphomas.

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

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab (PDUFA 03/2022), EMD Serono’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, tolebrutinib and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

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

We expect the product candidates we develop will be regulated as biological products (biologics), and they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.  The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

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

As of June 30, 2021, we had 558 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2019 through June 30, 2021, the reported sale price of our common stock has fluctuated between $4.52 and $41.97 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical studies, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	clinical holds or termination of clinical study sites or entire study programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical study participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to study subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

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

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (EU GDPR), in May 2018 which has direct effect in all EU member states and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (“targeting test”) or monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. These laws impose onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information;  (ii) establishing means for individuals to exercise their data protection rights; (iii) limitations on retention of personal information; (iv) additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data; (v) data breach notification requirements to supervisory authorities without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; (vi) higher standards for obtaining valid consent from data subjects and changes to consent practices (vii)obligations to consider data protection as any new products or services are developed; and (viii) the provisions of more detailed privacy notices for clinical trial subjects and investigators. Penalties for non-compliance with the EU GDPR can be significant and include fines in the amount of the greater of €20 million or four percent of consolidated global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR also provides that EU member states may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the EU GDPR, or complying with the EU GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.  There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

European privacy, data protection, and data security laws, including the EU GDPR, restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the U.K. (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks.  However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the EU (“CJEU”) subsequent guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal information transferred to the U.S. and other certain jurisdictions, including by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Similarly, the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the CJEU’s July 2020 decision.  Moreover, new versions of the European Commission’s SCCs, now the primary mechanism for the lawful transfer of personal information from Europe to the United States and other countries have been released requiring additional compliance and implementation efforts. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the EU GDPR may seek alternatives that do not involve personal information transfers out of Europe.  Moreover, where we rely on SCCs, we must now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country and an assessment as to whether the data importer can meet its contractual obligations under the SCCs.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Other countries outside of Europe continue to enact or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the EU GDPR.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.  Other states have already passed similar comprehensive privacy laws that will also go into effect in 2023, and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. For example, in March 2021, MSK provided notice that MSK was one of many customers impacted by a data breach at Accellion, Inc., which provides a document-sharing system. MSK subsequently notified us that certain documents related to one of our discontinued programs were subject to the breach, which compromise we deemed immaterial.  Although we take measures to protect sensitive data from unauthorized access, use or disclosure, we and our third party service providers frequently defend against and respond to cyber attacks, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

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

We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. We also may not be effective in responding to contain or mitigate the risks of an attack. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products and services could be delayed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014
10.1+	Deed of Amendment Number 1 to Third Amended and Restated License Agreement dated April 21, 2021					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.					X

+	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
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
Date: August 9, 2021

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)