Form 10-Q
period 2021-09-30
Atara Biotherapeutics, Inc.
filed 2021-11-04
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the Registrant’s Common Stock as of October 29, 2021 was 88,417,386 shares.

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

•

the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the initiation, completion and expectations about the timing of approvals for our biologics license application (BLA) and marketing authorization application (MAA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);

•	the potential indications for our product candidates, if approved for commercial use;
•	the potential market opportunities for commercializing our product candidates;
•	our Research, Development and License Agreement with Bayer, including potential milestone and royalty payments under the agreement;
•	our Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to commercialize our product candidates, if approved for commercial use;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, costs, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	our ability to enter into and maintain contracts with clinical research organizations, manufacturing organizations and other vendors for clinical and pre-clinical studies, supplies and other services;
•	the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical studies, or if approved, for commercial sale;
•	the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•	our ability to sell or manufacture approved products at commercially reasonable values; and
•	timing and costs related to qualification of our manufacturing plant for commercial production.

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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$113,209	$200,404
Short-term investments	244,036	300,255
Restricted cash - short-term	194	194
Accounts receivable	—	1,250
Prepaid expenses and other current assets	12,058	21,170
Total current assets	369,497	523,273
Property and equipment, net	53,485	50,517
Operating lease assets, net	25,071	12,303
Restricted cash - long-term	1,200	1,200
Other assets	670	827
Total assets	$449,923	$588,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,543	$7,118
Accrued compensation	19,140	20,458
Accrued research and development expenses	9,974	15,813
Deferred revenue	31,226	33,455
Other current liabilities	9,267	6,057
Total current liabilities	86,150	82,901
Deferred revenue - long-term	26,843	27,795
Operating lease liabilities - long-term	24,574	13,041
Other long-term liabilities	2,215	2,044
Total liabilities	139,782	125,781

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2021 and December 31, 2020; 88,387 and 83,372 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	9	8
Additional paid-in capital	1,681,481	1,586,616
Accumulated other comprehensive income	24	296
Accumulated deficit	(1,371,373)	(1,124,581)
Total stockholders’ equity	310,141	462,339
Total liabilities and stockholders’ equity	$449,923	$588,120

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License and collaboration revenue	$5,370	$—	$12,792	$—
Operating expenses:
Research and development	70,333	59,877	202,867	179,096
General and administrative	19,849	14,829	56,984	48,259
Total operating expenses	90,182	74,706	259,851	227,355
Loss from operations	(84,812)	(74,706)	(247,059)	(227,355)
Interest and other income, net	148	364	283	2,049
Loss before provision for income taxes	(84,664)	(74,342)	(246,776)	(225,306)
Provision for income taxes	—	6	16	7
Net loss	$(84,664)	$(74,348)	$(246,792)	$(225,313)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(38)	(283)	(272)	307
Comprehensive loss	$(84,702)	$(74,631)	$(247,064)	$(225,006)
Net loss per common share:
Basic and diluted net loss per common share	$(0.90)	$(0.92)	$(2.67)	$(3.21)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	93,602	81,176	92,411	70,170

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2021	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2020	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss	—	—	—	—	(78,335)	(78,335)
Unrealized loss on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	8	1,601,784	161	(1,202,916)	399,037
RSU settlements, net of shares withheld	423	—	(13)	—	—	(13)
Issuance of common stock pursuant to employee stock awards	256	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	13,807	—	—	13,807
Net loss	—	—	—	—	(83,793)	(83,793)
Unrealized loss on available-for-sale securities	—	—	—	(99)	—	(99)
Balance as of June 30, 2021	84,754	$8	$1,618,177	$62	$(1,286,709)	$331,538
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,249	3,259	1	48,700	—	—	48,701
RSU settlements, net of shares withheld	306	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	68	—	842	—	—	842
Stock-based compensation expense	—	—	13,762	—	—	13,762
Net loss	—	—	—	—	(84,664)	(84,664)
Unrealized loss on available-for-sale securities	—	—	—	(38)	—	(38)
Balance as of September 30, 2021	88,387	$9	$1,681,481	$24	$(1,371,373)	$310,141

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2020	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of December 31, 2019	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock through ATM facilities, net of commissions and offering costs of $704	1,528	—	22,987	—	—	22,987
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	455	—	(1,395)	—	—	(1,395)
Issuance of common stock pursuant to employee stock awards	94	—	1,330	—	—	1,330
Stock-based compensation expense	—	—	12,644	—	—	12,644
Net loss	—	—	—	—	(73,509)	(73,509)
Unrealized loss on available-for-sale securities	—	—	—	(16)	—	(16)
Balance as of March 31, 2020	58,940	6	1,144,082	204	(891,470)	252,822
Issuance of common stock through ATM facilities, net of commissions and offering costs of $370	14,958	1	189,300	—	—	189,301
RSU settlements, net of shares withheld	219	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	191	—	1,904	—	—	1,904
Stock-based compensation expense	—	—	13,948	—	—	13,948
Net loss	—	—	—	—	(77,456)	(77,456)
Unrealized gain on available-for-sale securities	—	—	—	606	—	606
Balance as of June 30, 2020	74,308	$7	$1,349,234	$810	$(968,926)	$381,125
Issuance of common stock through ATM facilities, net of commissions and offering costs of $878	2,582	1	34,126	—	—	34,127
RSU settlements, net of shares withheld	316	—	(126)	—	—	(126)
Issuance of common stock pursuant to employee stock awards	14	—	185	—	—	185
Stock-based compensation expense	—	—	13,255	—	—	13,255
Net loss	—	—	—	—	(74,348)	(74,348)
Unrealized loss on available-for-sale securities	—	—	—	(283)	—	(283)
Balance as of September 30, 2020	77,220	$8	$1,396,674	$527	$(1,043,274)	$353,935

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(246,792)	$(225,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	39,837	39,847
Depreciation and amortization expense	6,857	6,175
Amortization of investment premiums	1,251	458
Non-cash operating lease expense	1,275	1,100
Loss on disposals of property and equipment	—	93
Asset retirement obligation accretion expense	64	58
Changes in operating assets and liabilities:
Accounts receivable	1,250	—
Prepaid expenses and other current assets	10,841	717
Operating lease assets	—	886
Other assets	27	(209)
Accounts payable	8,710	(2,718)
Accrued compensation	(1,318)	2,004
Accrued research and development expenses	(5,839)	542
Other current liabilities	1,859	(459)
Deferred revenue	(3,182)	—
Operating lease liabilities	(1,294)	(924)
Other long-term liabilities	201	1,104
Net cash used in operating activities	(186,253)	(176,639)
Investing activities
Purchases of short-term investments	(224,754)	(279,192)
Proceeds from maturities and sales of short-term investments	279,450	199,268
Purchases of property and equipment	(8,114)	(3,912)
Net cash provided by (used in) investing activities	46,582	(83,836)
Financing activities
Proceeds from sale of common stock in underwritten offerings, net	—	189,301
Proceeds from issuance of common stock through ATM facilities, net	48,739	58,045
Proceeds from employee stock awards	5,190	3,407
Taxes paid related to net share settlement of restricted stock units	(1,244)	(1,521)
Principal payments on finance lease obligations	(192)	(289)
Other financing activities, net	(17)	(165)
Net cash provided by financing activities	52,476	248,778
Decrease in cash, cash equivalents and restricted cash	(87,195)	(11,697)
Cash, cash equivalents and restricted cash at beginning of period	201,798	75,711
Cash, cash equivalents and restricted cash at end of period	$114,603	$64,014
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,858	$230
Proceeds from issuance of common stock through ATM facilities not yet received	$2,344	$254
Operating lease assets obtained in exchange for lease obligations	$13,427	$—
Finance lease assets obtained in exchange for lease obligations	$—	$281
Receivable for options exercised	$—	$12
Supplemental cash flow disclosure
Cash paid for interest	$25	$50
Cash paid for income taxes	$16	$7

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is currently in Phase 3 development, and in October 2021, we licensed commercialization rights in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia to Pierre Fabre Medicament (“Pierre Fabre”), following regulatory approval pursuant to a commercialization agreement (“Pierre Fabre Commercialization Agreement”). Atara will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.  See Note 10 for further information. We have entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. See Note 6 for further information.

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

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2021 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of September 30,
	2021	2020
Unvested RSUs	4,817,939	3,003,142
Vested and unvested options	9,333,994	8,205,062
ESPP share purchase rights	101,504	107,970
Total	14,253,437	11,316,174

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$95,838	$—	$—	$95,838
U.S. Treasury obligations	Level 2	123,567	15	(11)	123,571
Government agency obligations	Level 2	18,477	9	(4)	18,482
Corporate debt obligations	Level 2	68,195	35	(20)	68,210
Commercial paper	Level 2	40,782	—	—	40,782
Asset-backed securities	Level 2	8,175	5	(5)	8,175
Total available-for-sale securities		355,034	64	(40)	355,058
Less: amounts classified as cash equivalents		(111,022)	—	—	(111,022)
Amounts classified as short-term investments		$244,012	$64	$(40)	$244,036

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$168,343	$—	$—	$168,343
U.S. Treasury obligations	Level 2	230,239	113	(6)	230,346
Government agency obligations	Level 2	22,537	22	(3)	22,556
Corporate debt obligations	Level 2	50,080	166	(1)	50,245
Commercial paper	Level 2	17,990	—	—	17,990
Asset-backed securities	Level 2	9,860	10	(5)	9,865
Total available-for-sale securities		499,049	311	(15)	499,345
Less: amounts classified as cash equivalents		(199,090)	—	—	(199,090)
Amounts classified as short-term investments		$299,959	$311	$(15)	$300,255

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2021		As of December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$299,282	$299,320	$434,828	$435,023
Maturing in one to five years	55,752	55,738	64,221	64,322
Total available-for-sale securities	$355,034	$355,058	$499,049	$499,345

As of September 30, 2021, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the nine months ended September 30, 2021 and 2020, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of September 30, 2021 and December 31, 2020, accrued interest receivable was $0.4 million and $0.7 million, respectively. We did not write off any accrued interest receivables during the nine months ended September 30, 2021 and 2020.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2021 and December 31, 2020, restricted cash was $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$113,209	$200,404
Restricted cash - short term	194	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$114,603	$201,798

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$50,143	$50,132
Lab equipment	12,534	8,033
Machinery and equipment	5,129	5,023
Computer equipment and software	4,140	4,060
Furniture and fixtures	2,436	2,066
Construction in progress	5,426	879
Property and equipment, gross	79,808	70,193
Less: accumulated depreciation and amortization	(26,323)	(19,676)
Property and equipment, net	$53,485	$50,517

Depreciation and amortization expense was $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $6.9 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which were fully recovered in August 2021, and an additional $15.0 million reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to an additional $5.0 million for additional, specified translational activities under the Bayer License Agreement, of which we have invoiced and received $1.3 million, and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors.

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

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the manufacturing and supply agreement represent transactions with a customer. We concluded that the Bayer Manufacturing Agreement contains the following promises: (i) manufacturing services; (ii) storage services provided on a month-to-month basis; and (iii) distribution services. In accordance with ASC 606, we determined that the manufacturing services for the initial purchase order of six lots, that are expected to be provided prior to completion of the technology transfer, are not distinct as they are highly interdependent on the manufacturing process being developed and transferred under the Bayer License Agreement and the Tech Transfer Agreement. Accordingly, we determined that these promises should be combined into a single performance obligation. We also determined that each of the other services were distinct and separate performance obligations. We determined that the initial binding order for the manufacture and supply of six lots should be combined with the Bayer License Agreement and accounted for as a modification of that agreement along with the Bayer Tech Transfer Agreement. We also concluded that a binding purchase order from Bayer, together with the Bayer Manufacturing Agreement, form the contract for manufacturing services and storage services and a shipping order from Bayer forms the contract for distribution services. We also determined that the storage services provided on a month-to-month basis and distribution services are distinct and separate performance obligations. All the performance obligations identified above are priced at their standalone selling price.

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

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. For the three and nine months ended September 30, 2021, we recognized license and collaboration revenue of $5.4 million and $12.8million, respectively, under the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement, collectively, the Bayer Agreements. We did not recognize any license and collaboration revenue in 2020 under Bayer License Agreement. Deferred revenue related to the Bayer Agreements aggregated to $58.0 million and $61.3 million as of September 30, 2021 and December 31, 2020, respectively. The $58.0 million of deferred revenue as of September 30, 2021, of which $31.2 million is included in current liabilities and $26.8 million is included in long-term liabilities, is expected to be recognized over approximately the next three years. No development or sales-based milestone payments have been earned or received through September 30, 2021.
7.	Leases

In addition to our existing leases in South San Francisco, Thousand Oaks and Colorado, in March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. During the third quarter of 2021, the lease commenced and we recorded a $13.3 million operating lease right-of-use asset and current and non-current operating lease liabilities of $0.6 million and $12.7 million, respectively, on the consolidated balance sheet. We used an incremental borrowing rate of approximately 9.00% to record the lease on the consolidated balance sheet, based on our incremental borrowing rate determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral as there was no readily determinable rate implicit in the lease. The fixed lease payments for base rent, including tenant improvement rent amounts, total approximately $21.0 million over the lease term of 10.5 years. Base rent is subject to annual increase of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term.
8.	Commitments and Contingencies

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of September 30, 2021 and December 31, 2020, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Manufacturing Agreements

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Cognate Manufacturing Agreement”) with Cognate BioServices, Inc. (“Cognate”). Pursuant to the Cognate Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Cognate Manufacturing Agreement, as amended, runs until May 31, 2022. We may terminate the Cognate Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Cognate Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. In March 2021, Charles River Laboratories Inc. (“CRL”) acquired Cognate.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical, and potentially commercial, product supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice.

As of September 30, 2021 and December 31, 2020, there was $0.6 million and none, respectively, of amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2021 and December 31, 2020.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2021 and December 31, 2020.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2021, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those described above. As of September 30, 2021, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

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

During the three months ended September 30, 2021, we sold an aggregate of 3,258,909 shares of common stock under the 2020 ATM Facility, at an average price of $15.33 per share, for gross proceeds of $49.9 million and net proceeds of $48.7 million, after deducting commissions and other offering expenses payable by us. For the nine months ended September 30, 2021, we sold an aggregate of 3,404,539 shares of common stock under our ATM facility at an average price of $15.41 per share, for gross proceeds of $52.5 million and net proceeds of $51.2 million, after deducting commissions and other offering expenses payable by us. On October 1, 2021, we received the remaining net proceeds of approximately $2.3 million from sales of shares of common stock under the 2020 ATM Facility that occurred during September 2021. As of September 30, 2021, $27.2 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. As of September 30, 2021, a total of 16,436,898 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,741,067 shares were available for future grant and 11,695,831 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan. In September 2021, we further amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan. As of September 30, 2021, 4,031,948 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,546,596 shares were available for future grant and 2,485,352 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	3,829,620	$15.91
Granted	3,695,229	$16.36
Forfeited	(1,457,166)	$13.97
Vested	(1,239,994)	$17.99
Unvested as of September 30, 2021	4,827,689	$16.31

As of September 30, 2021, there was $70.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.8 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Granted	2,501,234	15.88
Exercised	(222,930)	14.27
Forfeited or expired	(776,696)	26.26
Outstanding as of September 30, 2021	9,353,494	$20.94	6.7	$23,156

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2021 and the exercise price of outstanding, in-the-money options. As of September 30, 2021, there was $49.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.7 years.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2021:

Total Shares Reserved
2014 Equity Incentive Plan	16,436,898
2018 Inducement Plan	4,031,948
2014 Employee Stock Purchase Plan	972,265
Total reserved shares of common stock	21,441,111

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$7,816	$8,151	$23,617	$24,341
General and administrative	5,946	5,104	16,220	15,506
Total stock-based compensation expense	$13,762	$13,255	$39,837	$39,847

10.	Subsequent Events

Effective October 2, 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute “tab-cel®” in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the “Territory”) following regulatory approval. Atara will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.

We will be responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for tab-cel® for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe and the UK. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of tab-cel® in the Territory. We will own any intellectual property rights developed solely by us under the Agreement.

We are responsible for manufacturing and supplying Pierre Fabre with tab-cel® for commercialization in the Territory at Pierre Fabre’s cost.

Pierre Fabre has paid us an upfront cash payment of $45.0 million for the exclusive license grant. We are also entitled to receive an aggregate of up to $318.0 million in milestone payments upon achieving certain regulatory and commercial milestones. In addition, we are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel® until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is partnered with Pierre Fabre Medicant (Pierre Fabre) for commercialization in Europe and select emerging markets and is currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer AG (Bayer);
o	ATA3271: Allogeneic CAR T therapy currently in preclinical development targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We currently have on hand sufficient tab-cel drug product inventory to supply commercial demand, if approved, for at least 12 months. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. In addition, our manufacturing facility has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. We are currently in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval.  We will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.  Under the terms of the Pierre Fabre Commercialization Agreement, we are currently negotiating a Manufacturing and Supply Agreement as well as a number of ancillary agreements to further advance our collaboration with Pierre Fabre.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a

Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer.

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

•

We plan to present new analysis from the ALLELE study at an oral session at the 63rd American Society of Hematology (ASH) Annual Meeting and Exposition in December 2021.  Top-line data with additional patients and extended follow up confirm a strong objective response rate (ORR) in line with prior results, demonstrate durability of response, and support the imminent MAA submission. There were no new safety signals, consistent with previously published data.  We will also present additional data on tab-cel through several abstracts, including a second oral presentation on long term overall survival from Phase 2 and multi-center EAP studies.

•

Following interactions with the EMA, we expect to submit an EU marketing authorization application (MAA) for tab-cel® in patients with EBV+ PTLD imminently. We anticipate a decision with respect to potential approval of the MAA in the second half of 2022.

•

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval.  We will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.

•

We continue to make progress through recent Type B meetings with the FDA.  Based on these meetings and other recent interactions, we have gained clarity and alignment on key comparability methodology. We will provide additional analyses on existing CMC data to the FDA. The FDA has not requested additional studies or manufacturing lots.

•	We plan to have further interactions with the FDA in the first quarter of 2022 and plan to complete the BLA submission for tab-cel® in the second quarter of 2022.
•	We have adapted our investment in pre-commercial activities and are continuing our commercial readiness activities in anticipation of potential approval and commercialization of tab-cel® in the U.S.
•

We continue to pursue development of tab-cel® in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel®.

•

We are actively opening sites and enrolling patients in our Phase 2 multi-cohort study in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU.  Data from this study is expected in 2023.

•

Due to the evolving treatment landscape of EBV-driven nasopharyngeal carcinoma (NPC), we are reassessing our approach and the development and regulatory pathways for patients with platinum resistant or recurrent EBV-drive NPC.

ATA188

We continue to progress our development of ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis (MS).

•

We are currently progressing an open-label extension (OLE) of our open label, single arm, multi-center, multi-national Phase 1 study with allogeneic ATA188 for patients with primary and secondary progressive forms of MS (PMS).

•

We presented long-term two-year clinical data from the OLE and translation data from the Phase 1 study in October 2021 at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS).

•

The ECTRIMS presentation featured updated clinical and new imaging biomarker data considered to reflect the state of myelination in the central nervous system, known as magnetization transfer ratio (MTR).  MTR may provide important insights into the mechanism of expanded disability status scale (EDSS) improvement in our clinical assessment of ATA188.

•	We continue to enroll patients in a Phase 2, randomized, double-blind, placebo-controlled dose-expansion trial (EMBOLD) evaluating the efficacy and safety of ATA188 in patients with PMS.
•

We plan to conduct an interim analysis of the EMBOLD study in the first half of 2022 to assess efficacy and safety. We plan to communicate our decision on next steps for the program, including rationale, while maintaining the integrity of the study.  We expect to complete planned enrollment in the first half of 2022.

•

We plan to present encore data at the 29th Annual Meeting of the European Charcot Foundation in November 2021, where we will present an overview of the methodology planned to determine the potential pharmacodynamic effect of ATA188, by quantifying a decrease of EBV infected cells following treatment with ATA188.

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

•

MSK is currently conducting an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. We anticipate the first presentation of preclinical, clinical, and translational data from the lowest dose cohorts of this study will take place during a mini oral session at the European Society for Medical Oncology (ESMO) Immuno-Oncology Congress on December 9, 2021.

•

We continue to make progress on IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect our partner Bayer to file the IND in the second half of 2022.

•	We plan to present preclinical data for ATA3271 at the Society for Immunotherapy of Cancer (SITC) 36th Annual Meeting, taking place November 10-14, 2021.

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

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. We are collaborating with Moffitt to develop ATA2431, a multi-targeted CAR T immunotherapy targeting B-cell malignancies. We returned the acute myeloid leukemia (AML) program to Moffitt in August 2021. We are also collaborating with QIMR Berghofer on the development of ATA368 for patients with human papillomavirus (HPV) associated cancers.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Manufacturing

In addition to our manufacturing facility in Thousand Oaks, California, we also work with Cognate BioServices, Inc. (Cognate) pursuant to a Commercial Manufacturing Services Agreement (the Manufacturing Agreement) that we entered into in December 2019. Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement, as amended, runs until May 31, 2022. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the

Manufacturing Agreement or fails to obtain or maintain certain necessary approvals. In March 2021, Charles River Laboratories Inc. (CRL) acquired Cognate.

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

In addition to implementing measures designed to protect the health and safety of our workforce, our clinical study and operational teams are working closely with clinical sites to support the safety of site staff and patients as well as preserve data integrity and access to treatment as appropriate. Where needed, remote study visits, tele-medicine, home health care, and other methods have been leveraged to ensure continuity of care for patients while preserving key endpoint data.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. However, at the onset of the pandemic, we experienced, and depending on the evolving impacts of the ongoing COVID-19 pandemic, we may again experience, some transient delays in clinical study operations, as a result COVID-19.

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments which are uncertain and difficult to predict. We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will adjust our activities as appropriate.

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

Our net losses were $246.8 million and $225.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $1.4 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2021, our cash, cash equivalents and short-term investments totaled $357.2 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues from the sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Our revenues to date are derived solely from agreements with Bayer and Pierre Fabre related to upfront license fees, fees for research, process development and translational activities and technology transfer fees.

We expect that any revenue we generate from our Bayer Agreements, the Pierre Fabre Commercialization Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2021 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
License and collaboration revenue	$5,370	$—	$5,370	$12,792	$—	$12,792

License and collaboration revenue for the three months and nine months ended September 30, 2021 consisted of revenue related to the recognition of upfront license fees, fees for research, process development and translational activities, and technology transfer and manufacturing service fees under the Bayer Agreements. No revenue was recognized in 2020.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$12,127	$15,723	$(3,596)	$36,874	$45,426	$(8,552)
ATA188, CAR T and other program expenses	7,481	4,127	3,354	24,134	14,339	9,795
Employee and overhead expenses	50,725	40,027	10,698	141,859	119,331	22,528
Total research and development expenses	$70,333	$59,877	$10,456	$202,867	$179,096	$23,771

Tab-cel® expenses were $12.1 million and $36.9 million in the three and nine months ended September 30, 2021, respectively, as compared to $15.7 million and $45.4 million in the comparative 2020 periods. The decreases in 2021 were primarily due to higher production activities in 2020 related to the build-up of our tab-cel® inventory.

ATA188, CAR T and other program expenses were $7.4 million and $24.1 million in the three and nine months ended September 30, 2021, respectively, as compared to $4.1 million and $14.3 million in the comparative 2020 periods. The increase in the three months ended September 30, 2021 was primarily due to increased research and clinical trial costs related to our ATA188 and CAR T programs. The increase in the nine months ended September 30, 2021 was primarily related to milestone and license fees due to MSK and QIMR, and an increase in research and clinical trial costs to further advance ATA188 and our CAR T programs.

Employee and overhead expenses were $50.7 million and $141.8 million in the three and nine months ended September 30, 2021, respectively, as compared to $40.0 million and $119.3 million in the comparative 2020 periods. The increases were primarily due to higher compensation-related costs from increased headcount, higher outside services, and higher facility-related costs in support of our continuing expansion of research and development activities. For the three months ended September 30, 2021, payroll and related costs increased by $5.6 million, facility-related costs increased by $3.9 million and outside services costs increased by $1.2 million. For the nine months ended September 30, 2021, payroll and related costs increased by $11.8 million, facility-related costs increased by $7.8 million and outside services costs increased by $2.9 million.

Total research and development expenses for the nine months ended September 30, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$19,849	$14,829	$5,020	$56,984	$48,259	$8,725

General and administrative expenses increased to $19.8 million and $57.0 million in the three and nine months ended September 30, 2021, respectively, as compared to $14.8 million and $48.3 million in the comparative 2020 periods. The increases were primarily driven by higher compensation-related costs from increased headcount and activities to support our anticipated tab-cel® launch.

Total general and administrative expenses for the nine months ended September 30, 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock and upfront fees from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement.

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

During the three months ended September 30, 2021, we sold an aggregate of 3,258,909 shares of common stock under the 2020 ATM Facility, at an average price of $15.33 per share for gross proceeds of $49.9 million and net proceeds of $48.7 million, after deducting commissions and other offering expenses payable by us. For the nine months ended September 30, 2021, we sold an aggregate of 3,404,539 shares of common stock under ATM facilities, at an average price of $15.41 per share, for gross proceeds of $52.5 million and net proceeds of $51.2 million, after deducting commissions and other offering expenses payable by us. On October 1, 2021, we received the remaining net proceeds of approximately $2.3 million from sales of shares of common stock under the 2020 ATM Facility that occurred during September 2021.

As of September 30, 2021, we have $27.2 million of common stock remained available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the agreement.

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

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2021, together with the $45.0 million upfront payment received in connection with the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the second quarter of 2023.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$113,209	$200,404
Short-term investments	244,036	300,255
Total cash, cash equivalents and short-term investments	$357,245	$500,659

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(186,253)	$(176,639)
Investing activities	46,582	(83,836)
Financing activities	52,476	248,778
Net (decrease) increase in cash, cash equivalents and restricted cash	$(87,195)	$(11,697)

Operating activities

Net cash used in operating activities was $186.3 million in the nine months ended September 30, 2021 as compared to $176.6 million in the comparative 2020 period. The increase of $9.6 million was primarily due to a $21.5 million increase in net loss, partially offset by a $10.3 million decrease in net working capital usage.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2021 consisted of $279.5 million received from maturities and sales of available-for-sale securities, offset by $224.8 million used to purchase available-for-sale securities and $8.1 million in purchases of property and equipment. Net cash used in investing activities in the comparative 2020 period consisted of $279.2 million used to purchase available-for-sale securities and $3.9 million in purchases of property and equipment, partially offset by $199.3 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2021 consisted primarily of $48.7 million of net proceeds received from ATM facilities and $5.2 million from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the comparative 2020 period consisted primarily of $189.3 million of net proceeds received from an underwritten public offering of common stock and pre-funded warrants, $58.0 million of net proceeds received from ATM facilities and $3.4 million from employee stock award transactions, partially offset by $1.5 million of taxes paid related to the net share settlement of RSUs.

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

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2021, together with the $45.0 million upfront payment received in connection with the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the second quarter of 2023. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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
•

the timing of proceeds from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement, as well as the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

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

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. The initial 10.5-year term of this lease commenced in August 2021 and the contractual obligations during the initial term are $21.0 million in aggregate. We have the option to extend this lease for two additional five-year periods after the initial term.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2021, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the nine months ended September 30, 2021, we reported a net loss of $246.8 million.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Because of the anticipated completion of our BLA filing for tab-cel® in the second quarter of 2022, we plan to begin transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing or contracting for the manufacture of our product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to develop, acquire or in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2021, together with the $45.0 million upfront payment received in connection with the Pierre Fabre Commercialization Agreement will be sufficient to fund our planned operations into the second quarter of 2023. As of September 30, 2021, we had total cash, cash equivalents and short-term investments of $357.2 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than reimbursements, milestone and royalty payments that we may receive under the Bayer Agreements and milestone and royalty payments that we may receive under Pierre Fabre Commercialization Agreement. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to the COVID-19 pandemic or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or take other actions that are adverse to our business.

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

•	receipt of regulatory approvals from applicable authorities, including required authorizations for clinical trials and marketing authorizations;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or qualifying our own manufacturing facility for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	manufacturing or contracting with third parties for the manufacture of our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our business and operations have been affected by and could be materially and adversely affected in the future by the effects of health epidemics and pandemics, including the evolving and ongoing effects of the COVID-19 pandemic, in particular with respect to any new variants or resurgences of the pandemic. The COVID-19 pandemic continues to impact our business and operations and could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely.

Our business could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As a result of the ongoing COVID-19 pandemic, the work-from-home model we implemented in March 2020 for most of our employees remains in place. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our offices and facilities where permitted by applicable law. The effects of current and potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and potential return-to-office strategy and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a recent Type B meeting, we received feedback from the FDA regarding additional information and data that they wish to review prior to submission of the BLA for tab-cel® for patients with EBV+ PTLD. We have requested and expect to be granted additional interactions with the FDA to progress towards BLA submission, but we cannot be certain of the timing or outcome of such meetings.  In addition, if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies.  We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, caused by global health concerns, including the ongoing and evolving COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

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
•

establishing or making arrangements with third-party manufacturers to manufacture, or manufacturing  on our own,  product candidates to our specifications and in a timely manner to support our clinical studies and, if approved, commercialization;

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

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data.  A marketing application based on interim data would impact the required ORR, may impact the approved indication, and may also result in post-marketing requirements that must be fulfilled. Similarly, if conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

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

•

a decision by the FDA, the IRB, comparable foreign authorities, or us, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical studies at any time for non-compliance with regulatory requirements, safety issues, including a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risk, or for any other reason;

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance.  Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors.  Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or nonrenewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us.  Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities.  For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA, also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact our ability to engage with key stakeholders within the transplant center in person. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel®, to initially target a patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel®. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

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

Although we have obtained BTD and PRIME designation for tab-cel® for rituximab-refractory EBV+ PTLD in the U.S. and the EU, respectively, these designations may not lead to faster development or regulatory review and do not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel® for EBV+ PTLD in the U.S.  While rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval or result in approval at all.  The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

PRIME designation supports the development and accelerated review by the EMA of new therapies to treat patients with unmet medical need.

Designation as a breakthrough therapy is within the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures, and does not assure ultimate approval by either the FDA or EMA. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our products in the EU, the U.K., many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by and regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the U.K., Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-

approval clinical studies that we conduct. They also include any post-approval requirements or commitments imposed by FDA as a condition of approval, or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product candidates for various studies, clinical studies and commercial launch readiness. To the extent we elect to transfer manufacturing within our network or to third-party CMOs, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates.

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

Delays in receiving regulatory approvals for product candidates produced in our manufacturing facility or at our CMOs facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within our manufacturing facility in Thousand Oaks, California are currently supporting preclinical development activities. The facility commissioning and qualification activities required to support production at our facility were completed in 2018. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for manufacturing product candidates in our facility or at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our manufacturing facility, and our CMOs facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

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

If any manufacturing facility in our manufacturing network or our CMOs’ facilities or the equipment in any such facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity or replace it at all. In the event of a temporary or protracted loss of a facility or its equipment, we may not be able to transfer manufacturing to a third party in the time required to maintain supply. Even if we could transfer manufacturing to a third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs we may delay development and/or commercialization of our product candidates.

We rely in part on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for tab-cel® will need to be prepared to undergo pre-approval inspection in connection with our anticipated submissions of our BLA and MAA, and we cannot be certain that we will successfully pass any such inspection.

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

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by us or our CMO.

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

In March 2021, we entered into the Bayer Manufacturing Agreement for the supply of allogeneic mesothelin-directed CAR T-cell therapies for clinical trials. Delays to the activities contemplated by the Bayer Manufacturing Agreement may result in a delay in the ATA2271 and/or ATA3271 programs and would delay and could prevent us from obtaining revenues for this product candidate.

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

We are dependent on Pierre Fabre for the potential commercialization of tab-cel in the European Union and several countries outside the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business.

We have entered into the Pierre Fabre Commercialization Agreement for tab-cel in Europe and select emerging markets in the Territory for EBV-positive cancers. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization of tab-cel, if approved, in the Territory. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of tab-cel in the Territory, will depend on, among other things, the efforts, allocation of resources and successful commercialization of tab-cel by Pierre Fabre.

We are in the process of negotiating various ancillary agreements as contemplated by the Pierre Fabre Commercialization Agreement, including an agreement for the manufacture and supply of tab-cel to Pierre Fabre for commercialization in the Territory. Delays to the negotiation and execution of the ancillary agreements, or the activities contemplated by the ancillary agreements may result in a delay to the commercialization of tab-cel in the Territory and would delay and could prevent us from obtaining revenues for tab-cel in the Territory.

Under the terms of the Pierre Fabre Commercialization Agreement, if we receive the EU marketing authorization for tab-cel in patients with EBV+ PTLD, we are required to transfer the marketing authorization to Pierre Fabre.  Pierre Fabre will be responsible for obtaining all other regulatory approvals in the Territory and maintaining all regulatory approvals in the Territory.  We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information.  We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the Pierre Fabre Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the EU marketing authorization and other regulatory approvals in the Territory and/or to meet their obligations to us, could have an adverse impact on our financial results and operations.

We also depend on Pierre Fabre to comply with all applicable laws relative to the commercialization of tab-cel in the Territory. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the Pierre Fabre Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to the commercialization of tab-cel; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Pierre Fabre violates, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Pierre Fabre Commercialization Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the transfer of regulatory approvals and commercialization of tab-cel in the Territory. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our ability to successfully commercialize any product candidate for which we obtain regulatory approval.

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

There have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.  On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire Affordable Care Act was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.  While the legal challenge to the Affordable Care Act was pending, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In the future, there may be additional challenges and/or amendments to the Affordable Care Act. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. For example, in the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury.

There have also been administrative developments in the U.S. related to drug pricing. On November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers (“PBMs”), unless the price reduction is required by law (the “Rebate Rule”). In addition, the Rebate Rule creates new safe harbor protection for certain (i) point-of-sale discounts from pharmaceutical manufacturers to Medicare Part D plans, Medicaid managed care organizations, and their contracted pharmacy benefit managers, and (ii) fees for certain services that PBMs provide to pharmaceutical manufacturers. Implementation of the Rebate Rule is uncertain due, at least in part, to a change in the U.S. presidential administration and ongoing litigation challenging the Rebate Rule. The litigants have stipulated to a delay of all provisions of the Rebate Rule until January 1, 2023 and have agreed to hold the case in abeyance pending further review of the Rebate Rule by the Biden administration. Most recently, the bipartisan infrastructure legislation passed by the U.S. Senate in August 2021 included a moratorium on implementation of the Rebate Rule before January 1, 2026; however, it is unclear whether or when such legislation will be enacted.  Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On August 10, 2021, CMS issued a proposed rule proposing to rescind interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.  Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, has initiated a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., is conducting a Phase 1 clinical study of its autologous CD30 CAR T in CD30+ NHL and funding a Phase 1, investigator-sponsored study at Baylor College of Medicine, for its allogeneic CD30-CAR EBVST product candidate.

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

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab (estimated PDUFA 09/2022), Merck KGaA’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, tolebrutinib and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

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

As of September 30, 2021, we had 578 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2019 through September 30, 2021, the reported sale price of our common stock has fluctuated between $4.52 and $41.97 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

•

the federal healthcare Anti-Kickback Statute, a criminal law that governs, for example, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

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

•

provisions enacted under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) impose criminal and civil liability for knowingly and willfully executing or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and also impose criminal liability for, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

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

•

state and foreign laws and regulations that are analogous to, and may be broader in scope than, the federal laws and regulations described in the preceding subsections of this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing or other arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers; some state and local laws require the registration of pharmaceutical sales representatives; and other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement, and the curtailment or restructuring of our operations, reputational harm, contractual damages, and diminished profits and future earnings, any of which could adversely affect our ability to operate our business and our results of operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

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

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (EU GDPR), in May 2018 which has direct effect in all EU member states and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (“targeting test”) or monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. These laws impose onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information;  (ii) establishing means for individuals to exercise their data protection rights; (iii) limitations on retention of personal information; (iv) additional requirements pertaining to sensitive information (such as health data) and pseudonymized (i.e., key-coded) data; (v) data breach notification requirements to supervisory authorities without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; (vi) higher standards for obtaining valid consent from data subjects and changes to consent practices; (vii) obligations to consider data protection as any new products or services are developed; and (viii) the provisions of more detailed privacy notices for clinical trial subjects and investigators. Penalties for non-compliance with the EU GDPR can be significant and include fines in the amount of the greater of €20 million or four percent of consolidated global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR also provides that EU member states may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share European data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition. Assisting our customers, partners, and vendors in complying with the EU GDPR, or complying with the EU GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.  There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

European privacy, data protection, and data security laws, including the EU GDPR, restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the U.K. (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing U.S. companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks.  However, the EU-U.S. Privacy Shield framework was invalidated in July 2020 in a decision by the Court of Justice of the EU (CJEU) and subsequent guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal information transferred to the U.S. and other certain jurisdictions, including in certain cases by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Similarly, the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the CJEU’s July 2020 decision.  Moreover, new versions of the European Commission’s SCCs (new EU SCCs), now the primary mechanism for the lawful transfer of personal information from Europe to the United States and other countries have been released requiring additional compliance and implementation efforts. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe to the United States or other countries may decrease demand for our products and services as our customers that are subject to the EU GDPR may seek alternatives that do not involve personal information transfers out of Europe.  Moreover, where we rely on the new EU SCCs, we must now evaluate and where required, implement supplementary measures that provide privacy protections additional to those provided under the new EU SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country and an assessment as to whether the data importer can meet its contractual obligations under the new EU SCCs.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018.  The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the United Kingdom but who process personal information in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.  As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the UK GDPR. Indeed, on 11 August 2021, the UK Information Commissioner’s Office (ICO) launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however, this is unlikely to be finalized before the end of 2021 and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the ”old” SCC.

Other countries outside of Europe continue to enact or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014
10.1+	Amendment No. 1 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc., and Cognate BioServices Inc., dated September 1, 2021					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.					X

+	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
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
Date: November 4, 2021

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)