Form 10-K
period 2021-12-31
Atara Biotherapeutics, Inc.
filed 2022-02-28
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2021 as reported by The Nasdaq Stock Market, was $1,149,785,847. This calculation excludes 10,812,902 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 18, 2022 was 93,097,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•	the potential indications for our product candidates, if approved for commercial use;
•	the potential market opportunities for commercializing our product candidates;
•	our Research, Development and License Agreement with Bayer, including potential milestone and royalty payments under such agreement;
•	our Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under such agreement;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to commercialize our product candidates, if approved for commercial use;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	our ability to enter into and maintain contracts with clinical research organizations, manufacturing organizations and other vendors for clinical and pre-clinical studies, supplies and other services;
•	the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to manufacture our product candidates for our clinical studies, or if approved, for commercial sale;
•	the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•	our ability to sell or manufacture approved products at commercially reasonable values;
•	the satisfaction of the conditions precedent to the consummation of the asset sale related to the Atara T-Cell Operations and Manufacturing facility, including the receipt of regulatory approvals; and
•	timing and costs related to qualification of our manufacturing plant for commercial production.

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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline of product candidates, all in the preclinical or investigational stage. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy, tab-cel® (tabelecleucel), is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and select emerging markets and is currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy, currently in clinical development, targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer AG (Bayer);
o	ATA3271: Allogeneic CAR T therapy, currently in preclinical development, targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We currently have on hand sufficient tab-cel® drug product inventory to supply commercial demand, if approved and subject to the specifications set forth in such approval, for at least 12 months. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. In addition, our manufacturing facility has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. We are currently in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

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

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer. See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details.

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

EBV+ PTLD: EBV-Associated Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant.

We have entered into an agreement with Pierre Fabre to commercialize Tab-cel® for EBV+ cancers in Europe, Middle East, Africa, and other select emerging markets.

Other programs: ATA2431 (B-cell malignancies), and EBV vaccine

(1)	Phase 2 multi-cohort study, with possible indications including EBV+ PTLD with CNS involvement, EBV+ PID/AID LPD, EBV+ LMS and other potential EBV-associated diseases.
(2)	Phase 1b/2 study in combination with anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with platinum-resistant or recurrent EBV-associated NPC.
(3)	Targeted antigen recognition technology; Phase 2 Randomized Controlled Trial.
(4)

Mesothelin is expressed at high levels on the surface of cells in aggressive solid tumors including mesothelioma, triple-negative breast cancer, esophageal cancer, pancreatic cancer and non-small cell lung cancer.

(5)

Our CAR T collaboration with MSK will focus on development of a next-generation, mesothelin-targeted CAR T using novel 1XX CAR signaling and PD-1 dominant negative receptor (DNR) checkpoint inhibition technologies.

(6)

Worldwide license agreement and research, development and manufacturing collaboration with Bayer to develop our allogeneic off-the-shelf mesothelin CAR T program (ATA3271) and autologous program (ATA2271).

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

In the third quarter of 2020, we completed an interim analysis for the ALLELE study. Data from the interim analysis showed a 50 percent objective response rate (ORR) to tab-cel® with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel® safety profile is also consistent with previously published data, with no new safety signals.

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America. See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details.

In November 2021, we submitted, and the EMA fully validated, an EU marketing authorization application (MAA) for tab-cel® in patients with EBV+ PTLD. Under the accelerated assessment granted by the EMA, review of the MAA is progressing as planned following the EMA day 80 critical assessment report and we anticipate a decision with respect to potential approval of the MAA in the fourth quarter of 2022. We are working with Pierre Fabre to prepare for the potential approval and commercialization of tab-cel® in Europe.

In December 2021, we presented new analysis from the ALLELE study at an oral session at the 63rd American Society of Hematology (ASH) Annual Meeting and Exposition. Top-line data with additional patients and extended follow up confirm a strong ORR in line with prior results, demonstrate durability of response, and supported the MAA submission. There were no new safety signals, consistent with previously published data. We also presented additional data on tab-cel® through several abstracts, including a second oral presentation on long term overall survival from Phase 2 and multi-center EAP studies.

We have performed extensive studies demonstrating analytical comparability between the tab-cel® manufacturing process versions used for the pivotal ALLELE study and that intended for commercialization.  Comprehensive comparability analyses included all 74 available product lots manufactured by us and covered 21 key attributes for potency, purity and alloreactivity. We believe analytic comparability between tab-cel® process versions has been demonstrated based on well-established statistical methodology and application of International Council for Harmonization (ICH) guidelines and is further supported by significant and consistent clinical experience. These comparability data analyses were submitted to the EMA through our MAA filing.

In connection with a potential BLA submission for tab-cel® in the United States, we have been in discussions with the FDA on the content of chemistry, manufacturing and controls (CMC) module 3, including the assessment of comparability between the product used in the pivotal ALLELE study and that intended for commercialization.

In late February 2022, we held a Type B CMC meeting with the FDA to discuss and potentially align on comparability between commercial and pivotal clinical trial process versions.  Preliminary meeting responses and discussion did not result in alignment on comparability and the FDA has initially recommended we conduct a clinical study with commercial product as FDA does not agree that comparability has been demonstrated between product used in the pivotal ALLELE study and the intended commercial product.

We have responded with additional questions to clarify the FDA’s view and proposed several alternative approaches to progress to a BLA submission. We expect additional interactions with the FDA, including receipt of final Type B CMC meeting minutes.  Based on the preliminary feedback received from the FDA, we no longer expect to file a BLA in the second quarter of 2022.

We continue to adapt our investment in pre-commercial activities and are continuing our commercial readiness activities based on the progress and timing of potential approval and commercialization of tab-cel® in the U.S.

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

In the third quarter of 2020, we initiated a Phase 2 multi-cohort study and are actively opening sites and enrolling in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU. Data from this study is expected in 2023.

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

Our Phase 1b study, which was initiated in 2018, achieved its safety endpoints and stable disease in some patients. Due to the evolving treatment landscape of EBV-driven nasopharyngeal carcinoma (NPC), we are not actively conducting any development activities while we reassess our approach and the development and regulatory pathways for patients with platinum resistant or recurrent EBV-drive NPC.

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

Our T-cell immunotherapy product candidate utilizing this technology, ATA188, is an off-the-shelf EBV-specific T-cell preparation that utilizes an MS-specific targeted antigen recognition technology that enables the T cells we administer to selectively identify cells expressing the EBV antigens that we believe are important for the potential treatment of MS. ATA188 is designed to selectively target only those cells which are EBV-positive while sparing those that are not. Recent studies published in Science and Nature provide new epidemiological data suggesting that EBV is the leading cause of MS, and mechanistic data suggesting EBV infection can initiate and propagate the autoimmune attack on the brain in MS. We believe that eliminating only EBV-positive B cells and plasma cells has the potential to benefit some patients with PMS and SPMS.

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

We are currently progressing an open-label extension (OLE) of the Phase 1 study of ATA188 for patients with primary and secondary PMS. We presented long-term two-year clinical data from the OLE and translation data from the Phase 1 study in October 2021 at the 37th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS). Based on the clinical data, most patients either demonstrated sustained disability improvement or stable disease. The presentation also featured new imaging biomarker data considered to reflect the state of myelination in the central nervous system, known as magnetization transfer ratio (MTR). MTR may provide important insights into the mechanism of EDSS improvement in our clinical assessment of ATA188.   We also presented encore data at the 29th Annual Meeting of the European Charcot Foundation in November 2021, including an overview of the methodology planned to determine the potential pharmacodynamic effect of ATA188, by quantifying a decrease of EBV infected cells following treatment with ATA188.

In June 2020, we enrolled the first patient in our Phase 2, randomized, double-blind, placebo-controlled dose-expansion trial (EMBOLD) to evaluate the efficacy and safety of ATA188 in patients with PMS and we continue to enroll patients in this study. Based on the data from the Phase 1a portion of the study, we selected the cohort 4 dose for enrollment in the Phase 2 EMBOLD study. In addition to measuring change in disability measures compared to baseline, especially SDI over time, the study also includes multiple measures of patients’ function as well as various biomarkers.

In January 2021, we discussed updates to the design of the EMBOLD study with the FDA and gained alignment on several points, as well as potential registrational studies: (i) a disability improvement endpoint is appropriate, with the FDA articulating a preference for EDSS improvement; (ii) the criteria used to enroll the study population of SPMS and PPMS are appropriate; and (iii) the Phase 2 trial should run for at least 12 months, and a properly conducted interim analysis is appropriate. We also submitted a protocol amendment to the FDA, increasing the number of patients to 80, changing the primary end point of the study to EDSS disability improvement and maintaining the biological and functional endpoints.

We submitted a request for fast track designation for ATA188 for treatment of PPMS and SPMS, and in December 2021 the FDA granted fast track designation to ATA188 for treatment of PPMS and SPMS.

We continue to advance enrollment in the EMBOLD study and expect to conduct a planned formal interim analysis of the EMBOLD study in the second quarter of 2022 to assess efficacy, safety and biomarker data to inform adjustments to sample size, if needed, and to confirm our development strategy moving forward. Following completion of the interim analysis, we plan to discuss potential development pathways for ATA188 with the FDA and communicate our decision on next steps for the program, including rationale, while maintaining the integrity of the study. We expect to complete target enrollment in this study shortly after completion of the interim analysis.

CAR T Programs

Our current CAR T pipeline is as follows:

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

Our next-generation CAR T immunotherapy programs include autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. Both programs were licensed to Bayer in December 2020, pursuant to an exclusive, field-limited license (the Bayer License Agreement). See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details.

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

ATA2271 is designed to improve efficacy persistence, and durability of response versus CD28/CD3z-based CARs by using a novel 1XX CAR co-stimulatory signaling domain and cell intrinsic checkpoint inhibition technology with a PD-1 dominant negative receptor (DNR). Data from investigational new drug application (IND) enabling studies for ATA2271 were presented at the American Association for Cancer Research (AACR) Virtual Meeting II in June 2020. These data support the first application of the combination of 1XX co-stimulatory domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR that are associated with less cell exhaustion, improvements in functional persistence, serial cell killing and in vivo efficacy, which was maintained through multiple tumor re-challenges when compared with first-generation CD28/CD3z-based mesothelin CAR. The FDA accepted the IND application submitted by our collaborators at MSK in August 2020, and in September 2020, MSK initiated an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. The first preclinical, clinical and translational data from the lowest dose cohorts of this study, demonstrating early safety and persistence of ATA2271, was presented during a mini oral session at the European Society for Medical Oncology (ESMO) Immuno-Oncology Congress in December 2021. MSK has enrolled and dosed the third cohort of this study. In February 2022, MSK notified the FDA of a fatal serious adverse event associated with a patient treated in the third, higher dose cohort in this study. MSK has voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case is gathered and reviewed. The FDA notified MSK of its agreement with MSK’s decision. Subject to the outcome of this review and resumption of enrollment of new patients in this study, we expect to provide a data update from this Phase 1 study in 2022.

We are also developing and continue to advance the IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform, and we expect our partner Bayer to file the IND in the fourth quarter of 2022. We do not believe the temporary pause in the ATA2271 study enrollment impacts the IND-enabling work to advance ATA3271, a separate, off-the-shelf, allogeneic CAR T therapy. Preclinical data for ATA3271 demonstrates, we observed anti-tumor activity that we believe indicated functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. These data were presented at the Society for Immunotherapy of Cancer (SITC) 35th Annual Meeting in November 2020. In November 2021, we presented additional preclinical data for ATA3271 at the SITC 36th Annual Meeting.

ATA3219

We are also developing ATA3219, an off-the-shelf, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies as a potential best-in-class therapy without the need for TCR gene editing, using our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform. While other approaches use gene editing to address alloreactivity and potential graft-vs-host disease (GVHD), our EBV T-cell platform does not require TCR gene editing and leverages partial matching for the EBV T-cell and the patient HLA genotype, which has not shown any signs of product-associated GVHD in patients. Data from preclinical studies for ATA3219 suggest enhanced functional persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells both in vitro and in vivo with a manufacturing process that focuses on T cell stemness.

Based on academic data from a clinical study, an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high response rates, durable responses and low risk of toxicity that can be rapidly delivered to patients.

We continue to make progress on IND-enabling studies and plan to submit an IND for ATA3219 for patients with B-cell malignancies in the fourth quarter of 2022.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs. We are collaborating with Moffitt to develop ATA2431, a multi-targeted CAR T immunotherapy targeting B-cell malignancies. We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have also discontinued some preclinical programs and returned them to our collaborators. For example, we returned ATA2431, an acute myeloid leukemia (AML) program, to Moffitt in August 2021 and returned the ATA368 program for patients with human papillomavirus (HPV) associated cancers to QIMR Berghofer in December 2021.

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

EBV+ PTLD

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for posoleucel (formerly named Viralym-M, (ALVR105)), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., is conducting a Phase 12 clinical study of its autologous CD30 CART in CD30+ NHL and funding a Phase 1, investigator-sponsored study at Baylor College of Medicine, for its allogeneic CD30-CAR EBVST product candidate.

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

CAR T Program

There are currently five autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with bluebird bio. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which may result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies) in the indication of interest.

Terms of Certain License and Collaboration Agreements

Out-licensing

Bayer License and Collaboration Agreements

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

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, and an additional $15.0 million upfront reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to $5.0 million for additional, specified translational activities under the Bayer License Agreement and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors. We also granted Bayer a time limited, non-exclusive right to negotiate a license to additional Atara CAR-T product candidates if we decide to pursue an out-license of such CAR-T product candidates.

In March 2021, as contemplated under the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (Bayer Tech Transfer Agreement), to further advance our collaboration.

The Bayer Tech Transfer Agreement defines the transfer to Bayer of the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into this agreement, we invoiced Bayer 20 percent of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, or $3.1 million, which we received in the second quarter of 2021 and invoiced 40 percent of the total fee, or $6.1 million, in January 2022. The remainder of the fee will be billed as follows: (i) 20 percent in January 2023 and (ii) 20 percent upon the technology transfer completion.

The Bayer Manufacturing Agreement defines the terms for the manufacture of Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a reasonable margin, which is consistent with our standalone selling price. Under the Bayer Manufacturing Agreement, we will also provide storage and distribution services to Bayer at a price that is consistent with our standalone selling price for these services.

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

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Territory) following regulatory approval. Atara will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for tab-cel® for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of tab-cel® in the Territory. We will own any intellectual property rights developed solely by us under the Pierre Fabre Commercialization Agreement. We are responsible for manufacturing and supplying Pierre Fabre with tab-cel® for commercialization in the Territory at Pierre Fabre’s cost.

In the fourth quarter of 2021, Pierre Fabre has paid us an upfront cash payment of $45.0 million for the exclusive license grant. We are also entitled to receive an aggregate of up to $318.0 million in milestone payments upon achieving certain regulatory and commercial milestones. In addition, we are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel® until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

In-licensing

MSK License and Collaboration Agreements

In June 2015, we entered into a license agreement with MSK, under which MSK granted us a worldwide, exclusive license to certain patent rights, know-how and a library of T cells and cell lines, to research, develop, manufacture and commercialize three clinical stage T-cell therapies. We are obligated to make payments to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we must make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also obligated to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a licensed product-by-product and country-by-country basis, on the latest of: (i) expiration of the last licensed patent rights related to a licensed product, (ii) expiration of any market exclusivity period granted by law with respect to a licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, Atara will retain non-exclusive rights to the licensed products.

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

QIMR Berghofer License and Collaboration Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive and worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology. We exercised this option in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to cytomegalovirus (CMV). In addition, we further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. In December 2021, we further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer to terminate our license to certain rights related to HPV associated cancers. We refer to our August 2020 third amended and restated license agreement with QIMR Berghofer as the QIMR License Agreement and our August 2020 third amended and restated research and development collaboration agreement with QIMR Berghofer as our QIMR Collaboration Agreement.

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

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 33 patent families having a total of more than 290 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2023 and 2042, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks. Our global trademark portfolio consists of sixteen different trademark families comprised of more than 178 registrations and pending applications.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our T-cell immunotherapies, if approved, will be products regulated as biological products, or biologics. With this classification, commercial production of our products will need to occur in registered facilities in compliance with current good manufacturing practice (cGMP) for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization. Our product candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, tracking and tracing, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act (FDCA), the Public Health Service Act (PHSA), and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or other enforcement letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

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

•

submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency of the drug from analytical (CMC) studies and from results of nonclinical testing and clinical trials;

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including applicable GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to unacceptable and significant risks to clinical trial subjects or non-compliance with FDA requirements. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and to investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk in humans exposed to the drug, laboratory animal testing or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over the rate listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the FDCA, PHSA and FDA’s implementing regulations emphasize the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA for an innovator biological product must be obtained before commercial marketing of the biological product. The BLA submission must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended (PDUFA), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees for licensed innovator biological products on an annual basis. PDUFA also imposes an annual program fee for innovator biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for innovator biological products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also determines whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit and obtain approval for a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

In addition, under the Pediatric Research Equity Act (PREA), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, sponsors must also submit pediatric study plans prior to the assessment data. Those pediatric study plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may grant deferrals for submission of data or full or partial waivers on its own initiative or at the request of the applicant. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation. Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

Any product, submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. The FDA intends to take action on applications under priority within 6 months of the application filing date, compared with 10 months from the filing date for regular applications.

Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to demonstrate clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Fast Track designation, priority review, RMAT and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. In addition, the FDA may revoke any of these designations if the product no longer meets applicable criteria.

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

In addition, the distribution of prescription drug products, including most biological products that require a prescription, are subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Furthermore, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act (BPCIA), amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish that its molecule is highly similar to an approved innovator biologic, notwithstanding minor differences in clinically inactive components, and shows no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which can generally be shown through analytical studies, animal studies, and a clinical study or studies. Separately, a product that is biosimilar to the reference product is considered interchangeable if the product demonstrates that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the interchangeable biosimilar and the reference biological product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. A product shown to be biosimilar or interchangeable with an FDA-approved reference biologic which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles and have slowed implementation of the BPCIA by the FDA.

The BPCIA, however, bars the submission of BLAs for biosimilars to an approved application until four years after the licensure date for the reference biologic. In addition, the FDA may not approve biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. During this 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests, and the innovator company completes pediatric clinical investigations of the product.

The development and, if approved, marketing of biosimilars is subject to user fees under the Biosimilar User Fee Amendments of 2017 (BsUFA), which currently apply through September 2022 and may be renewed or amended thereafter. Sponsors must submit an initial biosimilar biological product development (BPD) fee on the earlier of the submission of an IND or within 5 calendar days of FDA granting a first BPD meeting, and annually thereafter until the sponsor submits a BLA that is accepted for filing, or the sponsor discontinues participation in the BPD program. Sponsors who discontinue participation in the BPD program but want to reengage FDA on product development must also pay a reactivation fee and will be subject to annual BPD fees. Once a sponsor submits a BLA for a biosimilar, they are subject to application fees. And, once a biosimilar BLA is approved, the sponsor is subject to annual program fees. FDA amends the specific fee amounts under BsUFA are amended on an annual basis. BsUFA currently applies through September 2022, and may be renewed or amended thereafter.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, there has been discussion of whether Congress should reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA is subject to significant uncertainty.

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

These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In the U.S. there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the

Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service (PHS), pharmaceutical pricing program and also seek to sell the products to federal agencies.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate for each unit of a covered outpatient drug reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law and may be subject to an additional discount if certain pricing increases more than inflation.

Medicare is a federal program administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part D provides coverage to enrolled Medicare patients for self-administered, outpatient drugs (i.e., drugs typically dispensed by a pharmacy and that do not need to be administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, subject to CMS rules and requirements, which the drug plan may modify from time-to-time.

Medicare Part B covers most injectable drugs given in an in-patient setting, and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions in accordance with CMS rules and requirements. Subject to certain payment adjustments and limits, Medicare generally pays for Part B covered drugs based on a percentage of manufacturer-reported average sales price.

Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (FSS). FSS participation is required for a drug product to be covered and paid for by certain federal agencies and for coverage under Medicaid, Medicare Part B and the PHS pharmaceutical pricing program, commonly referred to as the 340B Drug Pricing Program. FSS pricing is negotiated periodically with the Department of Veterans Affairs. FSS pricing is intended to not exceed the price that a manufacturer charges its most-favored non-federal customer for its product. In addition, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard, and PHS are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than inflation.

To maintain coverage of drugs under the Medicaid Drug Rebate Program, manufacturers are required to extend discounts to certain purchasers under the PHS pharmaceutical pricing program. Purchasers eligible for discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive health services grants from the PHS.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, former President Trump signed Executive Orders designed to eliminate the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld a District Court ruling that the individual mandate was unconstitutional and remanded the case back to the Texas District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court granted certiorari on March 2, 2020 and heard oral arguments on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the healthcare reform measures of the Biden administration and any future litigation will impact the Affordable Care Act and our business.

U.S. Health Care Laws

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal healthcare Anti-Kickback Statute, which, for example, governs our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws that impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; the FDCA and PHSA, which prohibit the misbranding and adulteration of biological products that are regulated as drugs, and which regulate the marketing of biological products;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and their subcontractors that use, disclose or otherwise process individually identifiable health information as well as their covered subcontractors;

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

•

state and foreign laws and regulations that are analogous to the federal laws and regulations described in the preceding subsections of this risk factor, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

•

state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; including those that require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives. Some state laws require the protection of the privacy and security of health information in a manner that may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, and the California Privacy Rights Act of 2020 (CPRA) was recently approved by California voters; and

•

similar healthcare and privacy laws and regulations in the European Economic Area (EEA), the UK and other jurisdictions, such as, the General Data Protection Regulation (EU) 2016/679 (GDPR), which imposes obligations and restrictions on the collection and use of personal information relating to individuals located in the EEA (including health information).

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

Manufacturing

Our manufacturing facility in Thousand Oaks, California has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. Our research and development and process and analytical development labs are currently supporting preclinical and mid/late phase development activities. Our facility is designed to global regulatory standards, and the required facility commissioning and qualification activities to support clinical manufacturing are complete. We are in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

We continue to scale our EBV T-cell manufacturing platform to improve product yields from a single donor leukapheresis collection and have generated data confirming the use of stirred-tank bioreactors to improve yield and cell growth productivity. We believe our scalable technology can potentially be a key enabler to deliver biologic-like cost of goods manufactured and could be leveraged across our portfolio, including our CAR T programs. There have been transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to the COVID-19 pandemic, including leukapheresis collections, which supply raw materials used for our product candidates. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

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

Through agreements with our partners, we have acquired the right to use certain manufacturing process know-how related to producing clinical research-related drug supply. These include materials to support the manufacturing of clinical study material, including key starting materials and intermediates as well as existing inventory of clinical study materials. We also have the ability to obtain supply from third parties to ensure we have the necessary starting materials donated from healthy consenting third-party donors.

Human Capital Management

As of December 31, 2021, we had 578 employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

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

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory and manufacturing operations or timelines. However, at the onset of the COVID 19 pandemic, we experienced some transient delays in clinical study operations, and may again experience delays associated with the pandemic in the future. we experienced, and depending on the evolving impacts of the ongoing COVID-19 pandemic, we may again experience, some transient delays in clinical study operations, as a result COVID-19.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the year ended December 31, 2021, we reported a net loss of $340.1 million.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we commercialize tab-cel® in the US, subject to submission and approval of a BLA filing for tab-cel® by the FDA, we would need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

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

We expect that existing cash, cash equivalents and short-term investments as of December 31, 2021, together with the anticipated $100.0 million from FUJIFILM Diosynth Biotechnologies California Inc. (FDB), payable upon closing of the strategic transaction with FDB, will be sufficient to fund our planned operations into the fourth quarter of 2023. See Note 12 – Subsequent Events for further information. As of December 31, 2021, we had total cash, cash equivalents and short-term investments of $371.1 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

Our clinical trials may also be affected by health epidemics and have been affected by the ongoing and evolving COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel® in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel® Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to institute another pause in the screening and enrollment of patients in our EMBOLD study. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

We do not have any products that have gained regulatory approval. Currently, our prioritized clinical-stage product candidates include tab-cel® and ATA188. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program.   For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between product used for in the pivotal ALLELE study and the intended commercial product. The FDA’s preliminary feedback recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability.  While we intend to continue explore alternative pathways with the FDA to enable filing of a BLA for tab-cel® based on data from the pivotal ALLELE study, if we are unable to establish comparability to the FDA’s satisfaction or otherwise reach agreement with the FDA on a pathway to BLA submission, we will be required to perform additional clinical trials prior to submitting the BLA for tab-cel®, which would result in considerable delay to a BLA submission. The requirement to conduct an additional clinical trial could lead us not to pursue a BLA submission.  Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources.  Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree with our determination that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel®. In addition, if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies.  We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates.  Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, caused by global health concerns, including the ongoing and evolving COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

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

Physicians, hospitals and third-party payors often are slow to utilize new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training on this novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient, and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

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

Tab-cel® has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel® exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. We have previously received feedback from the FDA that an interim analysis may not be sufficient to support approval of a BLA. A marketing application based on interim data would impact the required ORR, may impact the approved indication, and may also result in post-marketing requirements that must be fulfilled. Similarly, if conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

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

A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

We may seek Fast Track designation for one or more of our future product candidates. In December 2021, ATA188 received Fast Track designation. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

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

Changes to regulations, recommendations or other guidelines advocating alternative therapies for the indications we treat could result in decreased use of our products. For example, although treatment with EBV-specific T cells is recognized as a recommended treatment for persistent or progressive EBV+ PTLD as set forth in the National Comprehensive Cancer Network Guidelines, future guidelines from governmental agencies, professional societies, practice management groups, private health/science foundations and other organizations could lead to decreased ability of developing our product candidates, or decreased use of our products once approved by applicable regulatory authorities.

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

The processes by which our product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the existing processes with our partners to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, comparability issues, stability issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to the COVID-19 pandemic, including leukapheresis collections, which supply raw materials used in our product candidates. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our T-cell immunotherapy product candidates are manufactured from cells collected from the blood of third-party donors, the process of manufacturing is susceptible to the availability of the third-party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. This type of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

Delays in receiving regulatory approvals for product candidates produced in our manufacturing facility or at our CMOs’ facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within our manufacturing facility in Thousand Oaks, California are currently supporting preclinical and mid/late development activities. The facility commissioning and qualification activities required to support production at our facility were completed in 2018. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing. If the appropriate regulatory approvals for manufacturing product candidates in our facility or at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our manufacturing facility, and our CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our, or our partner’s, failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

•	achieving adequate inventory of clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	shortages of qualified personnel, raw materials or key contractors; and
•	achieving and maintaining ongoing compliance with cGMP regulations and other requirements of the FDA, EMA or other comparable regulatory agencies.

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

A number of the product candidates in our portfolio, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in a sufficient quantities to meet future demand.

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

We rely in part on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for tab-cel® will need to be prepared to undergo pre-approval inspection in connection with our MAA filing and our anticipated BLA submission, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection.

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

While our manufacturing facility in Thousand Oaks, California provides us with flexibility within our manufacturing network, we still may need to identify additional CMOs for continued production of supply for some of our product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates, and the critical intermediates or reagents used to manufacture such products, are limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development or commercial launch of our product candidates could be substantially delayed.

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

We depend on third party suppliers and testing laboratories for key materials used to produce or test our product candidates. Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate for an ongoing clinical study could considerably delay initiation or completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If raw materials or components cannot be purchased or fail to meet approved specifications, the commercial launch of our product candidates could be delayed, or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product candidates.

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

We may desire to form additional strategic alliances, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are 48 the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of the product candidates as demonstrated in clinical studies;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians and patients of the drug as a safe and effective treatment;
•	the administrative and logistical burden of treating patients;
•	the ability to identify in a timely manner the appropriate patients who will benefit from specific therapy;
•	the consideration of novel cellular therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third-party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%. In January 2013, the American Taxpayer Relief Act of 2012 (the ATRA) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have also been administrative developments in the U.S. related to drug pricing. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 2 proof of concept trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., is conducting a Phase 1 clinical study of its autologous CD30 CAR T in CD30+ NHL and funding a Phase 1, investigator-sponsored study at Baylor College of Medicine, for its allogeneic CD30-CAR EBVST product candidate.

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

As of December 31, 2021, we had 578 employees. We have made the decision to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2019 through December 31, 2021, the reported sale price of our common stock has fluctuated between $4.52 and $41.97 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

•	the FDCA and PHSA, which prohibit the misbranding and adulteration of biological products that are regulated as drugs, and which regulate the marketing of biological products;
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

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Beginning in 2022, applicable manufacturers are also required to report information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

•

state and foreign laws and regulations that are analogous to, and may be broader in scope than, the federal laws and regulations described in this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing or other arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives; and some other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA.

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

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (EU GDPR), in May 2018 which has direct effect in all EU member states and has extraterritorial effect where organizations outside of the EU inter alia process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (“targeting test”) or monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are processing personal information in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. The EU GDPR impose onerous and comprehensive privacy, data protection, and data security obligations onto controllers and processors, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information; (ii) establishing means for individuals to exercise their data protection rights; (iii) limitations on retention of personal information; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to supervisory authorities without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; (vi) high standards for obtaining valid consent from data subjects; (vii) obligations to consider data protection as any new products or services are developed;

and (viii) the provisions of more detailed privacy notices for clinical trial subjects and investigators. The EU GDPR also provides that EU member states may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share EU data, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

The EU GDPR also restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the U.K. (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing U.S. companies to import personal information from the EU has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in a decision by the Court of Justice of the EU (CJEU) and subsequent guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal information transferred to the U.S. and other certain jurisdictions, including in certain cases by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Similarly, the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the CJEU’s July 2020 decision. Moreover, new versions of the European Commission’s SCCs (new EU SCCs), now the primary mechanism for the lawful transfer of personal information from the EU have been released requiring additional compliance and implementation efforts. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EU, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from the EU to the United States or other countries may decrease demand for our products and services as our customers that are subject to the EU GDPR may seek alternatives that do not involve personal information transfers out of the EU.

Assisting our customers, partners, and vendors in complying with the EU GDPR, or complying with the EU GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

The EU GDPR imposes significant fines for serious non-compliance of up to the greater of €20 million or four percent of consolidated global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, following the United Kingdom’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the United Kingdom but who process personal information in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the UK GDPR. Indeed, on 11 August 2021, the UK Information Commissioner’s Office (ICO) launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however, this is yet to be finalized and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the “old” SCC.

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

We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. We also may not be effective in responding to, containing or mitigating the risks of an attack. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products and services could be delayed.

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

Our ability to use our federal and state net operating losses (NOLs) and certain other tax attributes to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs or other tax attributes.

As of December 31, 2021, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. It is uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act. The Tax Act nor the CARES Act had a material impact to our financial statements.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We performed a Section 382 analysis of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated before January 1, 2018 before may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing tax attributes to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in South San Francisco, California and consists of approximately 13,670 square feet of office space under a lease agreement that expires in May 2025. We also lease approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California under a lease for which the initial 15-year term commenced in February 2018. Additionally, in November 2018, we entered into a lease agreement for approximately 51,160 square feet of office space in Thousand Oaks, California that expires in February 2026.

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. The initial 10.5-year term of this lease commenced in August 2021. We have the option to extend this lease for two additional five-year periods after the initial term.

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

On February 18, 2022, there were 6 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return on an indexed basis of a $100 investment, made at the beginning of the five-year period ended December 31, 2021, in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

As of December 31,	Atara Biotherapeutics, Inc.	Nasdaq Composite	Nasdaq Biotechnology
2016	100.00	100.00	100.00
2017	127.46	128.24	121.06
2018	244.65	123.26	109.77
2019	115.99	166.68	136.56
2020	138.24	239.42	171.64
2021	110.99	290.63	170.55

Item 6. [Reserved]

Not Required.

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

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and select emerging markets and is currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy, currently in clinical development, targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer;
o	ATA3271: Allogeneic CAR T therapy, currently in preclinical development, targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We currently have on hand sufficient tab-cel drug product inventory to supply commercial demand, if approved and subject to the specifications set forth in such approval, for at least 12 months. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. In addition, our manufacturing facility has the flexibility to manufacture multiple T-cell and CAR T immunotherapies while integrating research and process science functions to enable increased collaboration for rapid product development. We are currently in the process of completing our facility’s commercial production qualification activities for tab-cel® while building inventory according to our commercial product supply strategy.

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

Our net losses were $340.1 million, $306.6 million and $291.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.5 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2021, our cash, cash equivalents and short-term investments totaled $371.1 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues from the sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Our revenues to date have been derived solely under agreements with Bayer and Pierre Fabre and are primarily related to upfront license fees, fees for research, process development and translational activities and technology transfer fees. We expect that any revenue we generate from our Bayer Agreements, the Pierre Fabre Commercialization Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

Income Taxes

Our provision for (benefit from) income taxes consists primarily of income taxes in U.S. states and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2021, 2020, and 2019.

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

Revenue Recognition

Revenue from out-license agreements is recognized when our customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue generated from our out-license agreements is not subject to repayment and typically includes upfront fees, development, regulatory and commercial milestone payments and royalties on the licensee’s future product sales.

Our out-license agreements may include the transfer of intellectual property rights in the form of licenses, promises to provide research and development services and promises to participate on certain development committees with the collaboration party. We assess whether the promises in these agreements are considered distinct performance obligations that should be accounted for separately. Judgment is required to determine whether these promises are distinct.

The transaction price in each agreement is allocated to the identified performance obligations based on the standalone selling price (SSP) of each distinct performance obligation. Due to the early stage of our licensed technology, the license of such technology is typically combined with the additional promises in these agreements as one combined performance obligation.

Revenue associated with nonrefundable upfront license fees where the license fees and other promises cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using an appropriate recognition method based on the nature of the performance obligations. We utilize judgment to assess the pattern of delivery of the performance obligation. A cost-based input method of revenue recognition requires management to make estimates of costs to complete our performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. A time-based input method requires management to evaluate and estimate the pattern at which the performance obligation will be satisfied over the performance period. The cumulative effect of revisions to estimated costs to complete our performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in the assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

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

For the years ended December 31, 2021 and 2020, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock units (RSUs); stock options and an employee stock purchase plan. See Note 2 – “Summary of Significant Accounting Policies” and Note 10 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for grants of RSUs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is measured at the market price of our common stock on the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

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

•

Expected volatility – Prior to 2021, expected volatility was estimated using comparable public companies’ volatility for similar terms. Beginning in 2021, volatility is estimated using an average of Atara’s historical volatility and comparable public companies’ volatility for similar terms.

•	Expected dividend rate – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we have assumed an expected dividend yield of 0%.
•	Risk-free interest rate – The risk-free interest rate is based on the yields of U.S. Treasury securities with expected terms similar to that of the associated award.
•	The fair value of our common stock is measured at the market price on the measurement date.

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

Accounting for Income Taxes

See Note 11 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2021.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $376.1 million as of December 31, 2021 related primarily to net operating losses, capitalized expenses and stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2021, 2020 and 2019

License and collaboration revenue

License and collaboration revenues for the periods indicated were as follows:

	Year ended December 31,			Increase (Decrease)
	2021	2020	2019	2021 compared to 2020	2020 compared to 2019
	(in thousands)
License and collaboration revenues	$20,340	$—	$—	$20,340	$—

License and collaboration revenues were $20.3 million in 2021 as compared to zero in 2020 and 2019. The amount recorded in 2021 relates primarily to revenue recognized under the Bayer Agreements.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Year ended December 31,			Increase (Decrease)
	2021	2020	2019	2021 compared to 2020	2020 compared to 2019
	(in thousands)
Tab-cel® expenses	$50,086	$61,196	$49,179	$(11,110)	$12,017
ATA188, CAR T and other program expenses	36,424	25,124	34,869	11,300	(9,745)
Employee and overhead expenses	195,491	158,330	132,049	37,161	26,281
Total research and development expenses	$282,001	$244,650	$216,097	$37,351	$28,553

Tab-cel® expenses were $50.1 million in 2021 as compared to $61.2 million in 2020 and $49.2 million in 2019. The decrease in 2021 was primarily due to higher production activities in 2020 related to the build-up of our tab-cel® and process performance qualification activities at our manufacturing facility. The increase in 2020 was due to increased clinical trial costs and process performance qualification activities at our manufacturing facility, as well as increased activity to support our tab-cel® BLA filing.

ATA188, CAR T and other program expenses were $36.4 million in 2021 as compared to $25.1 million in 2020 and $34.9 million in 2019. The increase in 2021 was primarily related to research, development, and clinical trial costs to further advance ATA188 and our CAR T programs. The decrease in 2020 was primarily due to lower clinical study, manufacturing and other outside services costs for programs that are no longer in active development.

Employee and overhead expenses were $195.5 million in 2021 as compared to $158.3 million in 2020 and $132.0 million in 2019. The increases were primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. Payroll and related costs increased by $19.3 million in 2021 as compared to 2020 and by $21.2 million in 2020 as compared to 2019. Facility-related costs increased by $11.7 million in 2021 as compared to 2020 and by $5.1 million in 2020 as compared to 2019. Outside service costs increased by $6.2 million in 2021 as compared to 2020 and remained consistent in 2020 as compared to 2019.

Total research and development expenses for 2021 and 2020 were not significantly impacted by the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			Increase (Decrease)
	2021	2020	2019	2021 compared to 2020	2020 compared to 2019
	(in thousands)
General and administrative expenses	$78,801	$64,402	$79,584	$14,399	$(15,182)

General and administrative expenses were $78.8 million in 2021 as compared to $64.4 million in 2020 and $79.6 million in 2019. The increase in 2021 was primarily due to higher compensation-related costs from increased headcount and activities to support our anticipated tab-cel® launch. The decrease in 2020 was primarily due to decreases in outside services costs and non-cash stock-based compensation expenses. Total general and administrative expenses for 2021 and 2020 were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock and from upfront fees from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement.

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

In the past three years, we have entered into three separate sales agreements with Cowen and Company, LLC (Cowen): in February 2019 (the 2019 ATM Facility), in February 2020 (the 2020 ATM Facility) and in November 2021 (the 2021 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the year ended December 31, 2021, we sold an aggregate of 6,240,601 shares of common stock under the ATM facilities, at an average price of $16.23 per share for net proceeds of $98.9 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2021, we have fully utilized the 2019 ATM Facility and the 2020 ATM Facility, and we had $78.3 million of common stock remaining and available to be sold under the 2021 ATM Facility.

From January 1, 2022 through February 15, 2022, we sold an additional 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share, for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. As of February 15, 2022, we had $57.4 million of common stock remaining and available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. We do not expect to receive any revenues from the sale of products unless and until we obtain regulatory approval for and commercialize any of our product candidates. As such, we anticipate that we will continue to incur losses in the foreseeable future. We expect that our operating expenses will continue to increase. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2021 ATM Facility, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$106,084	$200,404
Short-term investments	264,984	300,255
Total cash, cash equivalents and short-term investments	$371,068	$500,659

Contractual Obligations and Commitments

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. In October 2020, we entered into an amendment of this lease to extend the lease term by one year and in December 2021, we entered into a further amendment to extend the lease for an additional three years. The amended lease expires in May 2025.

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

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(220,522)	$(180,759)	$(235,626)
Investing activities	22,258	(120,728)	60,459
Financing activities	103,944	427,574	188,786
Net increase (decrease) in cash, cash equivalents and restricted cash	$(94,320)	$126,087	$13,619

Operating activities

Net cash used in operating activities was $220.5 million in 2021 as compared to $180.8 million in 2020. The increase of $39.7 million was primarily due to an increase in net loss of $33.5 million and increased usage of net working capital, partially offset by $45.0 million received as a result of the Pierre Fabre Commercialization Agreement.

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

Investing activities

Net cash provided by investing activities in 2021 consisted primarily of $334.0 received from maturities and sales of available-for-sale securities, partially offset by $301.1 million used to purchase available-for-sale securities and $10.6 million in purchases of property and equipment.

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

Financing activities

Net cash provided by financing activities in 2021 consisted primarily of $98.7 million of net proceeds from ATM facilities and $6.8 million of net proceeds from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs.

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

We expect that existing cash, cash equivalents and short-term investments as of December 31, 2021 together with the anticipated $100.0 million from FUJIFILM Diosynth Biotechnologies California Inc. (FDB), payable upon closing of the strategic transaction with FDB, will be sufficient to fund our planned operations into the fourth quarter of 2023. See Note 12 – Subsequent Events for further information. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had total cash, cash equivalents and short-term investments of $371.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 10 basis points would not result in a significant change in the fair market value of our portfolio.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue and Deferred Revenue – Accounting for Out- License Agreement – Refer to Note 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company has entered into certain out-license agreements with Bayer and Pierre Fabre.

During 2021, the Company entered into a Technology Transfer Agreement and a Manufacturing and Supply Agreement with Bayer AG (“Bayer”), both of which were contemplated as part of the existing Bayer License Agreement. Under the terms of these agreements, the company will be responsible for technology transfer services, supply of materials required for technology transfer services, and for manufacturing, storage, and distribution of therapies to Bayer.

Additionally, during 2021, the Company entered into a commercialization agreement with Pierre Fabre Medicament (“Pierre Fabre”). Under the terms of the agreement, the Company granted Pierre Fabre a license to commercialize and distribute therapies and will be responsible for manufacturing and supplying the therapies to Pierre Fabre, along with related cell selection services.

The Company recognizes revenue on out-license agreements as they satisfy their performance obligations and when a customer obtains control of the promised goods or services. As of December 31, 2021, the Company recognized $20.3 million of revenue under the out-license agreements and deferred revenue amounted to $96.5 million, of which $40.8 million is included in current liabilities and $55.7 million is included in long-term liabilities.

We identified accounting for the out-license agreements, the revenue recognized, and the estimated deferred revenue to be recognized as revenue over time as a critical audit matter. Given the judgments necessary to determine the accounting literature to apply to an out-license agreement, the method to estimate and measure the progress toward the completion of the performance obligation and the estimated contractual term over which the performance obligation would be completed, auditing such judgments and estimates required extensive audit effort due to the complexity of the out-license agreements and the high degree of auditor judgment applied when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the accounting literature to apply to the agreements and, where applicable, assessing management's estimates of costs used in the cost-based input method for measuring progress included the following, among others:

•

We tested the operating effectiveness of controls over out-license related revenue, including those related to the identification of distinct performance obligations and the determination of the timing and amount of revenue recognized.

•

We reviewed and obtained an understanding of the Company’s revenue generating agreements and related transactions during and at the end of the year via review of internal and external presentations, news and publications, and discussions with management.

•	We evaluated management’s determination that the agreement is within the scope of ASC 606.
•	We tested management's identification of the performance obligation(s) by evaluating whether the promises were highly interdependent and interrelated.
•	We evaluated management's determination of the contractual term and the appropriateness of management's method to measure its progress over that term.
•	We evaluated the assumptions used in the estimates of total costs and the estimated measure of progress for recognizing revenues over time revenue by:
o

Performing corroborating inquiries with the Company's project and business development managers, and comparing the assumptions used in the estimates to management's work plans and cost estimates, and costs reported to date

o	Comparing costs incurred for activities completed to date to the costs forecasted for those activities.
o	Testing the mathematical accuracy of management’s revenue and current and long-term deferred revenue balances based on the estimated revenue to be recognized over time.

Accrued Research and Development Expenses & Prepaid Research and Development Expenses (Clinical Trial Accrued and Prepaid Expenses) - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes costs it incurs for preclinical studies, clinical studies, and manufacturing activities as research and development expenses based on an evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs that are paid in advance are deferred as a prepaid expense and amortized over the service period as the services are provided. Costs for services incurred that have not yet been be paid are recognized as accrued expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of trials, or the completion of services.

Given the number of ongoing preclinical study, clinical study, and manufacturing activities and the subjectivity involved in estimating clinical study accrued and prepaid expenses, auditing the clinical study accruals and prepaid expenses involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to clinical study accrued and prepaid expenses included the following, among others:

•	We tested the design and effectiveness of controls over the estimation of clinical study accrued and prepaid expenses.
•	We obtained and read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.
•	We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of clinical trial and manufacturing activities.
•	We obtained the listing of all contracts related to research and development expenses to evaluate the completeness of accruals and prepaid expenses.
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
•

We made selections of specific amounts recognized as research and development expense as well as those recognized as accrued and prepaid expenses to evaluate management’s estimate of the vendor’s progress and performed the following procedures:

o	Read the related statement of work, purchase order, or other supporting documentation (such as communications between the Company and vendors).
o	Performed corroborating inquiries with Company clinical operations and manufacturing operations personnel.
o	Confirmed progress directly with the vendor and compared the reported amounts to the Company's estimate.
o	Evaluated management’s judgments compared to the evidence obtained.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 28, 2022

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$106,084	$200,404
Short-term investments	264,984	300,255
Restricted cash - short-term	194	194
Accounts receivable	986	1,250
Prepaid expenses and other current assets	12,373	21,170
Total current assets	384,621	523,273
Property and equipment, net	53,780	50,517
Operating lease assets	26,159	12,303
Restricted cash - long-term	1,200	1,200
Other assets	2,367	827
Total assets	$468,127	$588,120

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,368	$7,118
Accrued compensation	25,150	20,458
Accrued research and development expenses	13,451	15,813
Deferred revenue	40,760	33,455
Other current liabilities	9,057	6,057
Total current liabilities	105,786	82,901
Deferred revenue - long-term	55,708	27,795
Operating lease liabilities - long-term	25,518	13,041
Other long-term liabilities	1,501	2,044
Total liabilities	188,513	125,781

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2021 and 2020, respectively; 91,671 and 83,372 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	8
Additional paid-in capital	1,744,695	1,586,616
Accumulated other comprehensive (loss) income	(368)	296
Accumulated deficit	(1,464,722)	(1,124,581)
Total stockholders’ equity	279,614	462,339
Total liabilities and stockholders’ equity	$468,127	$588,120

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
License and collaboration revenue	$20,340	$—	$—
Operating expenses:
Research and development	282,001	244,650	216,097
General and administrative	78,801	64,402	79,584
Total operating expenses	360,802	309,052	295,681
Loss from operations	(340,462)	(309,052)	(295,681)
Interest and other income, net	367	2,447	4,717
Loss before provision for income taxes	(340,095)	(306,605)	(290,964)
Provision for income taxes	46	15	12
Net loss	$(340,141)	$(306,620)	$(290,976)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(664)	76	560
Comprehensive loss	$(340,805)	$(306,544)	$(290,416)
Net loss per common share:
Basic and diluted net loss per common share	$(3.63)	$(4.15)	$(5.67)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	93,670	73,973	51,308

Atara Biotherapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of January 1, 2019	45,951	$5	$866,541	$(340)	$(526,985)	$339,221
Issuance of common stock through underwritten offerings, net of offering costs of $284	6,872	1	140,715	—	—	140,716
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,553	3,135	—	48,909	—	—	48,909
RSU settlements, net of shares withheld	361	—	(6,695)	—	—	(6,695)
Issuance of common stock pursuant to employee stock awards	487	—	7,350	—	—	7,350
Stock-based compensation expense	—	—	51,696	—	—	51,696
Net loss	—	—	—	—	(290,976)	(290,976)
Unrealized gain on available-for-sale securities	—	—	—	560	—	560
Balance as of December 31, 2019	56,806	6	1,108,516	220	(817,961)	290,781
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $583	20,060	2	353,586	—	—	353,588
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,887	4,786	—	68,004	—	—	68,004
Exercise of pre-funded warrants	57	—	—	—	—	—
RSU settlements, net of shares withheld	1,112	—	(1,521)	—	—	(1,521)
Issuance of common stock pursuant to employee stock awards	551	—	6,680	—	—	6,680
Stock-based compensation expense	—	—	51,351	—	—	51,351
Net loss	—	—	—	—	(306,620)	(306,620)
Unrealized gain on available-for-sale securities	—	—	—	76	—	76
Balance as of December 31, 2020	83,372	8	1,586,616	296	(1,124,581)	462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $2,501	6,241	1	98,696	—	—	98,697
RSU settlements, net of shares withheld	1,492	—	(1,244)	—	—	(1,244)
Issuance of common stock pursuant to employee stock awards	566	—	6,762	—	—	6,762
Stock-based compensation expense	—	—	53,865	—	—	53,865
Net loss	—	—	—	—	(340,141)	(340,141)
Unrealized loss on available-for-sale securities	—	—	—	(664)	—	(664)
Balance as of December 31, 2021	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(340,141)	$(306,620)	$(290,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	53,865	51,351	51,696
Depreciation and amortization expense	9,345	8,332	7,070
Non-cash operating lease expense	1,948	1,457	964
Amortization (accretion) of investment premiums (discounts)	1,769	828	(1,330)
Loss on disposals of property and equipment	21	130	1,027
Asset retirement obligation accretion expense	87	78	71
Changes in operating assets and liabilities:
Accounts receivable	264	(1,250)	—
Prepaid expenses and other current assets	8,182	(8,666)	(998)
Operating lease assets	—	886	239
Other assets	(1,727)	(219)	322
Accounts payable	9,067	(815)	4,213
Accrued compensation	4,692	5,752	4,070
Accrued research and development expenses	(2,362)	7,472	(10,869)
Other current liabilities	1,618	(187)	(394)
Deferred revenue	35,218	61,250	—
Operating lease liabilities	(1,859)	(1,316)	(731)
Other long-term liabilities	(509)	778	—
Net cash used in operating activities	(220,522)	(180,759)	(235,626)
Investing activities
Purchases of short-term investments	(301,129)	(425,868)	(270,230)
Proceeds from maturities and sales of short-term investments	333,967	309,653	336,261
Purchases of property and equipment	(10,580)	(4,513)	(5,733)
Proceeds from sale of property and equipment	—	—	161
Net cash provided by (used in) investing activities	22,258	(120,728)	60,459
Financing activities
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net	—	353,780	140,888
Proceeds from issuance of common stock through ATM facilities, net	98,697	69,189	47,729
Proceeds from employee stock awards	6,762	6,680	7,350
Taxes paid related to net share settlement of restricted stock units	(1,244)	(1,521)	(6,695)
Principal payments on finance and capital lease obligations	(254)	(389)	(486)
Other financing activities, net	(17)	(165)	—
Net cash provided by financing activities	103,944	427,574	188,786
Increase (decrease) in cash, cash equivalents and restricted cash	(94,320)	126,087	13,619
Cash, cash equivalents and restricted cash at beginning of period	201,798	75,711	62,092
Cash, cash equivalents and restricted cash at end of period	$107,478	$201,798	$75,711
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$2,139	$326	$276
Accrued costs related to underwritten public offering	$—	$192	$172
Accrued costs related to ATM facility	$87	$—	$—
Proceeds from issuance of common stock through ATM facilities not yet received	$—	$—	$1,185
Supplemental cash flow disclosure
Cash paid for interest	$32	$62	$50
Cash paid for income taxes	$15	$10	$—

Atara Biotherapeutics, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic EBV T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is currently in Phase 3 development, and in October 2021, we entered into a commercialization agreement (“Pierre Fabre Commercialization Agreement”) with Pierre Fabre Medicament (“Pierre Fabre”), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia, following regulatory approval. Atara will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America. See Note 7 for further information. In December 2020, we entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated under the Bayer License Agreement and to further advance our collaboration, we entered into (i) a Manufacturing and Supply Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the “Bayer Agreements”). See Note 7 for further information.

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

Of the $20.3 million license and collaboration revenue recognized in 2021, $19.8 million related to our agreements with Bayer, a German company, and $0.5 million related to our agreements with Pierre Fabre, a French company.

Liquidity Risk

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of December 31, 2021 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on future financial position or results of operations: our ability to obtain future financing; regulatory approval and market acceptance of, and reimbursement for, our product candidates, if approved by applicable regulatory authorities; our ability to collect amounts due from our collaboration partners, future customers or distribution partners; performance of third-party clinical research organizations and manufacturers upon which we rely; development of sales channels; protection of our intellectual property; litigation or claims against us based on intellectual property, patent, product, regulatory or other factors; and our ability to attract and retain employees necessary to support our growth.

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

Foreign Currency

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2021 were not material.

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

Leases

We determine if an arrangement is a lease at inception in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize short-term lease expense for these leases on a straight-line basis over the lease term. Finance leases are included in other assets, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for our out-license agreements in Note 7. Our out-license agreements do not contain a significant financing component.

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

As of December 31, 2021, our deferred revenue is related to the Bayer Agreements and the Pierre Fabre Commercialization Agreement, which are both within the scope of ASC 606. As discussed in further detail in Note 7, the terms of these arrangements include potential payments to us for some or all of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. These payments relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Upfront payments: Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the we have satisfied our obligations under these arrangements.

Milestone payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore revenue recognized is constrained as management is unable to assert that a significant reversal of revenue would not be probable. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and collaboration revenues and the consolidated statements of operations and comprehensive loss in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, we have not recognized any royalty revenue resulting from our out-licensing agreements.

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

Contract Balances

We receive payments from our customers based on billing schedules established in each contract. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional. Our contract liabilities consist of deferred revenue.

Stock-Based Compensation Expense

We account for stock-based compensation expense, including the expense of restricted common stock awards (“RSAs”), grants of restricted stock units (“RSUs”), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is measured at the closing market price of our common stock on the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model. For awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and begin to recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.

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

Expected volatility – Prior to 2021, expected volatility was estimated using comparable public companies’ volatility for similar terms. Beginning in 2021, volatility is estimated using an average of Atara’s historical volatility and comparable public companies’ volatility for similar terms.

Expected dividend – We have not historically declared or paid dividends to our stockholders and have no plans to pay dividends; therefore, we assumed an expected dividend yield of 0%.

Risk-free interest rate – The risk-free interest rate is based on the yield on U.S. Treasury securities with the expected term of the associated award.

The fair value of our common stock is measured at the closing market price on the measurement date. We account for forfeitures of stock-based awards as they occur.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2021, 2020, and 2019 we recorded matching contributions of approximately $2.6 million, $2.1 million, and $1.6 million, respectively.

Other Current Liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accrued operating expenses	$5,960	$3,016
Current portion of operating lease liabilities	2,582	1,730
Current portion of finance lease liabilities	171	255
Other accrued liabilities	344	1,056
Total other current liabilities	$9,057	$6,057

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2021 and 2020. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

Recent Accounting Pronouncements

We consider the applicability and impact of any recent ASU issued by the Financial Accounting Standards Board (“FASB”). Based on our assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of December 31,
	2021	2020	2019
Unvested RSUs	5,253,347	2,868,407	1,910,764
Vested and unvested options	9,200,337	7,832,386	6,934,262
ESPP share purchase rights	27,238	26,349	20,438
Total	14,480,922	10,727,142	8,865,464

4.	Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$89,738	$—	$—	$89,738
U.S. Treasury obligations	Level 2	111,832	1	(138)	$111,695
Government agency obligations	Level 2	21,346	—	(23)	$21,323
Corporate debt obligations	Level 2	99,757	6	(190)	$99,573
Commercial paper	Level 2	36,993	—	—	$36,993
Asset-backed securities	Level 2	10,174	1	(25)	$10,150
Total available-for-sale securities		369,840	8	(376)	369,472
Less: amounts classified as cash equivalents		(104,488)			$(104,488)
Amounts classified as short-term investments		$265,352	$8	$(376)	$264,984

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2020:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$168,343	$—	$—	$168,343
U.S. Treasury obligations	Level 2	230,239	113	(6)	230,346
Government agency obligations	Level 2	22,537	22	(3)	22,556
Corporate debt obligations	Level 2	50,080	166	(1)	50,245
Commercial paper	Level 2	17,990	—	—	17,990
Asset-backed securities	Level 2	9,860	10	(5)	9,865
Total available-for-sale securities		499,049	311	(15)	499,345
Less: amounts classified as cash equivalents		(199,090)	—	—	(199,090)
Amounts classified as short-term investments		$299,959	$311	$(15)	$300,255

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2021		As of December 31, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$278,457	$278,354	$434,828	$435,023
Maturing in one to five years	91,383	91,118	64,221	64,322
Total available-for-sale securities	$369,840	$369,472	$499,049	$499,345

As of December 31, 2021, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. We considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that our investments were not significantly impacted. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be immaterial and non-credit related, and therefore no allowance for losses has been recorded. During the years ended December 31, 2021, 2020 and 2019, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our consolidated balance sheet. As of December 31, 2021 and 2020, accrued interest receivable was $0.8 million and $0.7 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2021, 2020 and 2019.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of December 31, 2021 and 2020, restricted cash totaled $1.4 million.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$106,084	$200,404
Restricted cash - short-term	194	194
Restricted cash - long-term	1,200	1,200
Total cash, cash equivalents and restricted cash	$107,478	$201,798

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2021	2020
	(in thousands)
Leasehold improvements	$50,142	$50,132
Lab equipment	14,060	8,033
Machinery and equipment	5,228	5,023
Computer equipment and software	4,245	4,060
Furniture and fixtures	2,518	2,066
Construction in progress	6,325	879
Property and equipment, gross	82,518	70,193
Less: accumulated depreciation and amortization	(28,738)	(19,676)
Property and equipment, net	$53,780	$50,517

Depreciation and amortization expense was $9.3 million, $8.3 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6.	In-license and Manufacturing Agreements

MSK Agreements

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

QIMR Berghofer Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to CMV and again in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Other In-license and Collaboration Agreements

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of December 31, 2021 and 2020, there were no outstanding obligations for milestones and royalties under our license and collaboration agreements.

Cognate Manufacturing Agreement – In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate Bioservices, Inc. (“Cognate”). Pursuant to the Manufacturing Agreement, Cognate provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement, as amended, runs until May 31, 2022. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to Cognate, or immediately if Cognate is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals.

7.	Out-license Agreements

Bayer Agreements

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

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which were fully recovered in August 2021, and an additional $15.0 million upfront reimbursement payment for certain research and process development activities to be performed by us. We are also entitled to receive (i) up to $5.0 million for additional, specified translational activities under the Bayer License Agreement, of which we have invoiced $1.3 million, and (ii) an aggregate of up to $610.0 million in milestone payments upon achieving certain development, regulatory and commercial milestones relating to the Licensed Products. In addition, we are eligible to receive from Bayer tiered royalties at percentages up to low double digits on worldwide net product sales of the Licensed Products on a country-by-country and product-by-product basis until the later of 12 years after the first commercial sale in such country or the expiration of specified patent rights in such country, subject to certain reductions and aggregate minimum floors.

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

Technology Transfer Agreement

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the “Bayer Tech Transfer Agreement”), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into the agreement, we invoiced Bayer 20 percent of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, or $3.1 million, which we received in the second quarter of 2021 and invoiced 40 percent of the total fee, or $6.1 million, in January 2022. The remainder of the fee will be billed as follows: (i) 20 percent in January 2023 and (ii) 20 percent upon the technology transfer completion.

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

Manufacturing and Supply Agreement

In March 2021, we entered into a Manufacturing and Supply Agreement with Bayer (the “Bayer Manufacturing Agreement”), which was contemplated as part of the Bayer License Agreement, to manufacture Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a reasonable margin, which is consistent with our standalone selling price. Under the Bayer Manufacturing Agreement, we will also provide storage and distribution services to Bayer at a price that is consistent with our standalone selling price for these services.

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

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the manufacturing and supply agreement represent transactions with a customer. We concluded that the Bayer Manufacturing Agreement contains the following promises: (i) manufacturing services; (ii) storage services provided on a month-to-month basis; and (iii) distribution services. In accordance with ASC 606, we determined that the manufacturing services for the initial purchase order of six lots, that are expected to be provided prior to completion of the technology transfer, are not distinct as they are highly interdependent on the manufacturing process being developed and transferred under the Bayer License Agreement and the Bayer Tech Transfer Agreement. Accordingly, we determined that these promises should be combined into a single performance obligation. We also determined that each of the other services were distinct and separate performance obligations. We determined that the initial binding order for the manufacture and supply of six lots should be combined with the Bayer License Agreement and accounted for as a modification of that agreement along with the Bayer Tech Transfer Agreement. We also concluded that a binding purchase order from Bayer, together with the Bayer Manufacturing Agreement, form the contract for manufacturing services and storage services and a shipping order from Bayer forms the contract for distribution services. We also determined that the storage services provided on a month-to-month basis and distribution services are distinct and separate performance obligations. All the performance obligations identified above are priced at their standalone selling price.

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

Bayer Revenue Recognition

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. For the year ended December 31, 2021, we recognized license and collaboration revenue of $19.8 million under the Bayer License Agreement, Bayer Tech Transfer Agreement and Bayer Manufacturing Agreement, collectively, the Bayer Agreements. We did not recognize any license and collaboration revenue in 2020 under Bayer License Agreement. Deferred revenue related to the Bayer Agreements aggregated to $51.5 million and $61.3 million as of December 31, 2021 and 2020, respectively. Of the $51.5 million of deferred revenue as of December 31, 2021, $40.8 million is included in current liabilities and $10.7 million is included in long-term liabilities. This revenue is expected to be recognized over approximately the next three years. No development or sales-based milestone payments have been earned or received through December 31, 2021.

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel® in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the “Territory”) following regulatory approval. Atara will retain full rights to tab-cel® in other major markets, including North America, Asia Pacific and Latin America.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for tab-cel® for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe and the UK. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of tab-cel® in the Territory. We will own any intellectual property rights developed solely by us under the Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in October 2021. We are also entitled to receive an aggregate of up to $318.0 million in milestone payments upon achieving certain regulatory and commercial milestones. In addition, we are eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel® until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

We will negotiate a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture tab-cel® for Pierre Fabre to use in the Territory based on a fixed price until January 1, 2024 and cost plus a margin post January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with tab-cel® for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years. Following this period, we have the option to transfer the related manufacturing technology to Pierre Fabre.

We are also responsible for cell selection services at our cost until January 1, 2024 unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date. From January 1, 2024 onwards, if we agree to continue to provide cell selection services, it shall be at the sole expense of Pierre Fabre.

Pierre Fabre and we have formed a joint steering committee (“JSC”) that will provide oversight, decision making and implementation guidance regarding the commercialization activities covered under the agreement.

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the Pierre Fabre Commercialization Agreement represent transactions with a customer. We concluded that the Pierre Fabre Commercialization Agreement includes transfer of intellectual property rights in the form of a license, the potential to manufacture and supply tab-cel® for a minimum of seven years and until tech transfer, the potential to perform cell-selection services for a minimum of three years and until tech transfer, and obligation to participate in the JSC. We concluded that the promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vis versa. Consequently, the license, manufacture and supply, cell selection and participation in the JSC is a single performance obligation.

Under the Pierre Fabre Commercialization Agreement, in order to evaluate the appropriate transaction price, we determined that the $45 million upfront payment, constituted the entire consideration to be included in the transaction price at the outset of the arrangement. Revenue associated with the upfront fee for the single performance obligation will be deferred until the initial delivery of services related to the manufacture and supply and cell selection and then recognized over the contract performance period. We did not recognize any of the $45.0 million upfront payment as revenue in 2021. All of the $45.0 million of deferred revenue as of December 31, 2021 is included in long-term liabilities.

The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price. No development or commercial milestone payments have been earned or received through December 31, 2021.

8.	Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we are required to maintain a letter of credit in the amount of $0.1 million to the landlord, a decrease of $0.1 million from the prior lease agreement, and which expires and is renewed every 12 months, and is classified as restricted cash in our consolidated balance sheet. As of December 31, 2021, we were still working to update our letter of credit and continued to report an amount of $0.2 million as restricted cash related to this letter of credit on our consolidated balance sheet.

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. The contractual obligations during the initial lease term are $21.0 million in aggregate. Base rent is subject to annual increase of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term.

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

In November 2018, we entered into a lease agreement for additional office space in Thousand Oaks, California that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. Additionally, in 2021, we entered into an amended lease agreement for our office and lab space in Aurora, Colorado, to add additional lab space. Incremental contractual obligations under the lease amendment are $0.2 million, and the lease term continues to expire in April 2024.

The maturities of lease liabilities under our operating and finance leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2022	5,171	$181
2023	5,265	29
2024	5,183	—
2025	4,806	—
2026	3,257	—
Thereafter	19,004	—
Total lease payments	$42,686	$210
Less: amount representing interest	(14,586)	(10)
Present value of lease liabilities	$28,100	$200

Balance as of December 31, 2021
Other current liabilities	$2,582	$171
Operating lease liabilities - long-term	25,518	—
Other long-term liabilities	—	29
Total	$28,100	$200

The components of lease cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands)		(in thousands)
Operating lease cost:
Operating lease cost	$3,827	$3,020	$2,578
Short-term lease cost	836	987	770
Total operating lease cost	$4,663	$4,007	$3,348
Finance lease cost:
Amortization expense	$244	$389	$324
Interest on lease liabilities	29	60	56
Total finance lease cost	$273	$449	$380

Other information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,738	$2,878	$2,346
Operating cash flows for finance leases	32	62	50
Financing cash flows for finance leases	254	389	486

Operating lease assets obtained in exchange for lease obligations:	$13,427	$—	$838
Finance lease assets obtained in exchange for lease obligations:	—	281	323
Non-cash increase to operating lease assets due to remeasurement of lease liabilities:	1,760	639

Weighted Average Remaining Lease Term
Operating leases	9.2 years	9.4 years	10.3 years
Finance leases	1.0 years	1.7 years	2.5 years
Weighted Average Discount Rate
Operating leases	9.6%	10.3%	10.4%
Finance leases	9.7%	9.7%	10.0%

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

The following table presents the activity for our ARO liabilities:

ARO Liability
(In thousands)
Balance as of December 31, 2020	$866
Accretion expense	87
Balance as of December 31, 2021	$953

9.	Commitments and Contingencies

License and Collaboration Agreements

Potential payments related to our license and collaboration agreements, including milestone and royalty payments, are detailed in Note 6.

Other Research and Development Agreements

We may enter into contracts in the normal course of business with clinical research organizations for clinical trials, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2021 and 2020, there were no amounts accrued related to termination charges for minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2021 and 2020.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2021 and 2020.

Equity Offerings

In July 2019, we issued and sold 6,871,727 shares of common stock at a public offering price of $15.28 per share and pre-funded warrants to purchase 2,945,026 shares of common stock at an offering price of $15.2799 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3. The gross proceeds from this offering were $150.0 million, resulting in aggregate net proceeds of $140.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2021, 2,888,526 of the pre-funded warrants from the July 2019 offering were outstanding.

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

As of December 31, 2021, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

ATM Facilities

In February 2019, we entered into a sales agreement (the “2019 ATM Facility”) with Cowen, which provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. We paid a commission of up to 3.0% of gross sales proceeds of the common stock sold under the 2019 ATM Facility.

In February 2020, we entered into a sales agreement (the “2020 ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2020 ATM Facility is separate from and did not replace the 2019 ATM Facility in any way. We paid a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2020 ATM Facility.

In November 2021, we entered into a sales agreement (the “2021 ATM Facility”) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The 2021 ATM Facility is separate from and does not replace the 2020 ATM Facility in any way. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2021 ATM Facility.

During the fiscal year ended December 31, 2020, we sold an aggregate of 4,785,514 shares of common stock under the ATM facilities, at an average price of $14.60 per share, for gross proceeds of $69.9 million and net proceeds of $68.0 million, after deducting commissions and other offering expenses payable by us.

During the fiscal year ended December 31, 2021, we sold an aggregate of 6,240,601 shares of common stock under the ATM facilities, at an average price of $16.23 per share, for gross proceeds of $101.3 million and net proceeds of $98.9 million, after deducting commissions and other offering expenses payable by us.

The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act.

As of December 31, 2021, we had fully utilized the 2019 ATM Facility, and the 2020 ATM Facility and we had $78.3 million of common stock remaining and available to be sold under the 2021 ATM Facility.

From January 1, 2022 through February 15, 2022, we sold an additional 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share, for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. As of February 15, 2022, we had $57.4 million of common stock remaining and available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the agreement.

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

Stock options are granted with exercise prices at no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. The estimated fair value is generally equal to the closing market price of the Company’s common stock on the measurement date. Options granted generally vest over four years and expire in seven to ten years. As of December 31, 2021, a total of 16,086,987 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,018,597 shares were available for future grant and 12,068,390 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In September 2020, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan, and in September 2021 we made a further amendment to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan. As of December 31, 2021, 4,022,184 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,278,379 shares were available for future grant and 2,743,805 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2021, 2020 and 2019 was $16.42, $12.19 and $27.04, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2021, 2020 and 2019 was $27.1 million, $23.6 million and $13.8 million, respectively. As of December 31, 2021, there was $75.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.8 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2021 was $88.1 million.

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	3,829,620	$15.91
Granted	4,624,257	$16.42
Forfeited	(1,307,626)	$14.64
Vested	(1,553,893)	$17.41
Balance as of December 31, 2021	5,592,358	$16.22

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2021, we settled 1,553,893 shares underlying RSUs, of which 154,341 shares underlying RSUs were net settled by withholding 61,385 shares. The value of the shares underlying RSUs withheld was $1.2 million, based on the closing price of our common stock on the settlement date. During 2020, we settled 1,218,945 shares underlying RSUs, of which 276,822 shares underlying RSUs were net settled by withholding 106,459 shares. The value of the shares underlying RSUs withheld was $1.5 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan. The table below also includes the activity relating to options for 275,000 shares of our common stock which were issued in 2017 outside of these plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	7,851,886	$22.89	6.4	$26,834
Granted	2,643,378	15.97
Exercised	(246,867)	13.97
Forfeited or expired	(1,028,560)	25.92
Balance as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Vested and expected to vest as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Exercisable as of December 31, 2021	5,073,289	$24.36	4.8	$5,496

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2021 and the exercise price of outstanding, in-the-money options. As of December 31, 2021, there was $41.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

Options for 246,867, 268,938 and 347,716 shares of our common stock were exercised during the years ended December 31, 2021, 2020 and 2019, with an intrinsic value of $0.8 million, $1.0 million and $3.8 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the periods indicated:

	Year ended December 31,
	2021	2020	2019
Assumptions:
Expected term (years)	6.0	6.0	5.9
Expected volatility	75.9%	76.8%	76.1%
Risk-free interest rate	0.9%	0.8%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$10.52	$7.96	$18.06
Options granted	2,643,378	2,641,125	2,535,425
Total estimated grant date fair value	$27,808,000	$21,023,000	$45,790,000

The estimated fair value of stock options that vested in the years ended December 31, 2021, 2020 and 2019 was $26.6 million, $29.4 million and $31.6 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of a 12-month offering period, or (ii) at the end of one of the two related 6-month purchase periods. No participant in the 2014 ESPP may purchase shares of common stock valued at more than $25,000 per calendar year. The first offering under the 2014 ESPP commenced on June 1, 2016, and subsequent offerings commence on each anniversary of this date. The Company recorded $1.7 million, $1.8 million and $1.3 million of expense related to the 2014 ESPP in the years ended December 31, 2021, 2020 and 2019, respectively. A total of 319,190, 282,514 and 139,466 shares were purchased under the ESPP during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $0.6 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2022.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2021, there were 1,817,511 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2021:

Total Shares Reserved
2014 Equity Incentive Plan	16,086,987
2018 Inducement Plan	4,022,184
2014 Employee Stock Purchase Plan	862,382
Total reserved shares of common stock	20,971,553

Stock-based Compensation Expense

Total stock-based compensation expense related to all stock awards was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$32,063	$31,527	$26,773
General and administrative	21,802	19,824	24,923
Total stock-based compensation expense	$53,865	$51,351	$51,696

11.	Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(340,301)	$(306,758)	$(291,049)
Foreign	206	153	85
Total loss before provision for income taxes	$(340,095)	$(306,605)	$(290,964)

The components of provision for (benefit from) income taxes were as follows in each period presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current provision for (benefit from) income taxes:
State	4	2	—
Foreign	42	13	12
Total current provision for (benefit from) income taxes	$46	$15	$12

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
Impact of stock compensation	(2.0%)	(2.4%)	0.1%
Non-deductible executive compensation	(0.2%)	(0.1%)	(0.7%)
Other	(0.1%)	0.3%	(0.2%)
Change in valuation allowance	(18.7%)	(18.8%)	(20.2%)
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$308,997	$237,010
Stock-based compensation	24,181	20,672
Capitalized expenses	10,499	12,590
License fees	8,716	8,159
Operating lease liabilities	7,972	4,251
Legal fees	2,366	2,136
Tax credits	1,580	1,580
Deferred Revenue	12,133	—
Other	7,048	5,360
Total deferred tax assets	383,492	291,758
Valuation allowance	(376,071)	(287,349)
Total deferred tax assets	7,421	4,409

Deferred tax liabilities:
Operating lease assets	(7,421)	(3,541)
Other	—	(868)
Total deferred tax liabilities	(7,421)	(4,409)

Net deferred tax assets (liabilities)	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2021 and 2020. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $88.7 million for the year ended December 31, 2021 primarily due to federal and state NOLs and other U.S. deferred tax assets, which includes accelerated Bayer revenue recognition for tax purposes during 2021.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020, providing companies with various tax relief provisions and other stimulus measures. Such measures include, but are not limited to, temporary changes regarding the prior and future utilization of net operating losses, technical corrections to prior tax legislation for tax depreciation of certain qualified improvement property, acceleration of AMT credit refunds, and changes to business interest limitations. The Consolidated Appropriations Act was also signed into law on December 27, 2020 to provide further relief measures and renew various expiring tax provisions. Additionally, the IRS issued final regulations and proposed regulations on calculating the limitation on business interest expense, the allowance for the first-year depreciation deduction under IRC Section 168(k), as amended by the Tax Cuts and Jobs Act (the “Tax Act”), for qualified property acquired and placed in service after September 27, 2017, and meals and entertainment deductions. Based on our evaluation, these regulations did not have a material impact on the income tax provision for the years ended December 31, 2021, 2020 and 2019.

Under the Tax Act, federal net operating losses generated in tax years beginning on or after January 1, 2018 and in future years may be carried forward indefinitely, but the utilization of such federal net operating losses is limited to 80% of current year taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing a net operating loss carryforward to fully offset taxable income in tax years beginning before January 1, 2021. It is uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act. The Tax Act nor the CARES Act had a material impact to our financial statements.

As of December 31, 2021, for federal income tax purposes, we had net operating loss carryforwards of approximately $1,064.4 million, of which $65.2 million begin to expire in 2032 and $999.2 do not expire, research & development tax credits of approximately $18.0 million which begin to expire in 2032, and orphan drug tax credits of approximately $94.5 million which begin to expire in 2035. For California income tax purposes, we had net operating loss carryforwards of approximately $1,045.5 million which begin to expire in 2032, and research & development tax credits of approximately $30.4 million which do not expire, and Competes tax credit of $2.0 million which begins to expire in 2024. For other states income tax purposes, we had net operating loss carryforwards of approximately $226.6 million which begins to expire in 2030.

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

We have performed a Section 382 analysis of transactions in our stock through December 31, 2021. We have experienced ownership changes since inception and our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2019, 2020 and 2021 are as follows:

(In thousands)
Balance as of January 1, 2019	$41,074
Gross increases for tax positions related to current year	22,800
Gross increases for tax positions related to prior year	22,126
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2019	86,000
Gross increases for tax positions related to current year	24,648
Gross increases for tax positions related to prior year	—
Gross decreases for tax positions related to prior year	(47)
Balance as of December 31, 2020	110,601
Gross increases for tax positions related to current year	28,171
Gross increases for tax positions related to prior year	5,295
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2021	$144,067

The Company currently has a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. For 2021, 2020, and 2019 total unrecognize benefits in the amount of $144.1 million, $110.6 million, and $86.0 million, respectively, no amount, if recognized, would affect the Company’s effective tax rate.

The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not accrued interest and penalties as of December 31, 2021 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities. We also file in other state, local and foreign jurisdictions in which we operate, and such tax years remain open to examination.

The 2017 Tax Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution. As of December 31, 2021, the Company is not permanently reinvested with respect to its foreign earnings and has not recorded deferred income taxes and withholding taxes as these taxes are immaterial to the financial statements.

12. Subsequent Events

On January 26, 2022, the Company announced it has entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility located at 2430 Conejo Spectrum Street, Thousand Oaks, California for $100 million in cash, plus or minus certain closing adjustments pursuant to the asset purchase agreement. The closing of the proposed transaction is expected to occur in the quarter ending June 30, 2022, subject to certain closing conditions, including clearance of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in this Item 9A of this Annual Report on Form 10-K.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 28, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2022 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)	Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.

(a)(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	3.2	06/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	3.4	06/20/2014

4.1	Form of Common Stock Certificate	S-1/A	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	4.1	12/09/2020

4.5	Description of Securities	10-K	4.4	02/27/2020

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	10-Q	10.1	11/07/2019

10.4*	2014 Employee Stock Purchase Plan	S-1/A	10.8	07/10/2014

10.5*	Second Amended and Restated 2018 Inducement Plan	S-8	4.3	09/29/2021

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	10.9	06/20/2014

10.10*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.	10-Q	10.4	08/01/2018

10.11*	Form of Executive Employment Agreement	10-Q	10.2	08/08/2019

10.12*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	10.1	05/28/2019

10.13†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	10.30	06/29/2015

10.14†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	10.14	02/26/2019

10.15†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	10.1	08/01/2018

10.16†	Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	10.2	08/01/2018

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.17+	Second Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	10.3	11/07/2019

10.18+	Second Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	10.4	11/07/2019

10.19+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	10.1	11/09/2020

10.20+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	10.2	11/09/2020

10.21†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated August 10, 2015, as amended	10-Q	10.3	08/01/2018

10.22+	Amended and Restated Amendment No. 2 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2018	10-Q	10.5	11/07/2019

10.23+	Amendment No. 3 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated June 28, 2019	10-Q	10.6	11/07/2019

10.24+	Amendment No. 4 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2019	10-K	10.22	02/27/2020

10.25+	Amendment No. 5 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 27, 2019	10-K	10.23	02/27/2020

10.26+	Commercial Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated January 1, 2020	10-K	10.24	02/27/2020

10.27+	Amendment No. 1 to Commercial Manufacturing Services Agreement, between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated September 1, 2021	10-Q	10.1	11/04/2021

10.28	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	10.29	03/04/2016

10.29	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated October 21, 2020	10-Q	10.4	11/09/2020

10.30	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	10.1	05/04/2017

10.31+	Research, Development and License Agreement, by and between Atara Biotherapeutics, Inc. and Bayer AG, dated December 4, 2020	10-Q	10.1	05/04/2021

10.32	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021	10-Q	10.2	05/04/2021

10.33+	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021	10-Q	10.3	05/04/2021

10.34+	Deed of Amendment Number 1 to Third Amended and Restated License Agreement dated April 21, 2021	10-Q	10.1	08/09/2021

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.35+	Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament, dated October 2, 2021				X

10.36	Second Amendment to Lease, by and between Atara Biotherapeutics, Inc. and 611 Gateway Center LP, LLC, dated December 9, 2021				X

10.37+

Fourth Amended and Restated Research and Development Collaboration Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021

X

10.38+	Fourth Amended and Restated Exclusive License Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021				X

10.39*	Form of Atara Biotherapeutics, Inc. Executive Employment Agreement				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)

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

X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

†	Confidential treatment has been granted for a portion of this exhibit.
+	Portions of this exhibit have been omitted as being both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Indicates management contract or compensatory plan or arrangement.
(1)

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 28th day of February, 2022.

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

Signature	Title	Date

/s/ Pascal Touchon
Pascal Touchon	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2022
/s/ Utpal Koppikar
Utpal Koppikar	Chief Financial Officer (principal financial and accounting officer)	February 28, 2022
/s/ Ronald Renaud
Ronald Renaud	Director, Chairman	February 28, 2022

/s/ Roy Baynes
Roy Baynes, M.D., Ph.D.	Director	February 28, 2022
/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director	February 28, 2022

/s/ Matthew K. Fust
Matthew K. Fust	Director	February 28, 2022

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm.D.	Director	February 28, 2022

/s/ William K. Heiden
William K. Heiden	Director	February 28, 2022

/s/ Ameet Mallik
Ameet Mallik	Director	February 28, 2022

/s/ Maria Grazia Roncarolo
Maria Grazia Roncarolo, M.D.	Director	February 28, 2022

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	February 28, 2022