Form 10-Q
period 2022-03-31
Atara Biotherapeutics, Inc.
filed 2022-05-05
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the Registrant’s Common Stock as of April 25, 2022 was 93,405,726 shares.

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

•	the potential indications for our product candidates, if approved for commercial use;
•	the potential market opportunities for commercializing our product candidates;
•	our Research, Development and License Agreement with Bayer AG, including potential milestone and royalty payments under the agreement;
•	our Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement;
•	our Asset Purchase Agreement and related transactions with FUJIFILM Diosynth Biotechnologies California, Inc., including the Master Services and Supply Agreement;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
•	estimates of our expenses, capital requirements and need for additional financing;
•	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations;
•	our ability to commercialize our product candidates, if approved for commercial use;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•	the initiation, timing, costs, progress and results of future preclinical studies and clinical studies and our research and development programs;
•	our ability to enter into and maintain contracts with clinical research organizations, manufacturing organizations and other vendors for clinical and pre-clinical studies, supplies and other services;
•	the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product candidates;
•	our financial performance;
•	developments and projections relating to our competitors and our industry;
•	our ability to have our product candidates manufactured for our clinical studies, or if approved, for commercial sale;
•	the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•	our ability to sell or have manufactured approved products at commercially reasonable values; and
•	timing and costs related to qualification of our CMOs’ manufacturing facilities for commercial production.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the COVID-19 pandemic, which may significantly impact (i) our business, research, clinical development plans and operations, including our operations in South San Francisco and Southern California and at our clinical trial sites, as well as the business or operations of our third-party manufacturers, contract research organizations or other third parties with whom we conduct business, (ii) our ability to access capital, and (iii) the value of our common stock; the sufficiency of our cash resources and need for additional capital, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described below. These risks include, among others:

•	we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future;
•	we currently have no approved products and thus have no revenues from commercialization of any products and may never generate revenues from the commercial sale of products or achieve profitability;
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

•	there can be no assurance that we will achieve all of the anticipated benefits of the Fujifilm Transaction and we could face unanticipated challenges;
•	the market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small;
•	we may not be able to obtain or maintain orphan drug exclusivity for our product candidates;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$101,669	$106,084
Short-term investments	200,142	264,984
Restricted cash	146	194
Accounts receivable	668	986
Prepaid expenses and other current assets	11,574	12,373
Assets held for sale	190	—
Total current assets	314,389	384,621
Property and equipment, net	9,109	53,780
Operating lease assets	18,933	26,159
Restricted cash - long-term	1,200	1,200
Other assets	2,220	2,367
Long-term assets held for sale	51,429	—
Total assets	$397,280	$468,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,945	$17,368
Accrued compensation	16,381	25,150
Accrued research and development expenses	13,990	13,451
Deferred revenue	50,943	40,760
Other current liabilities	8,051	9,057
Liabilities held for sale	252	—
Total current liabilities	101,562	105,786
Deferred revenue - long-term	45,000	55,708
Operating lease liabilities - long-term	17,453	25,518
Other long-term liabilities	616	1,501
Long-term liabilities held for sale	8,333	—
Total liabilities	172,964	188,513

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2022 and December 31, 2021; 93,406 and 91,671 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	1,779,026	1,744,695
Accumulated other comprehensive (loss) income	(1,892)	(368)
Accumulated deficit	(1,552,827)	(1,464,722)
Total stockholders’ equity	224,316	279,614
Total liabilities and stockholders’ equity	$397,280	$468,127

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
License and collaboration revenue	$7,314	$3,552
Operating expenses:
Research and development	74,963	64,059
General and administrative	20,571	17,738
Total operating expenses	95,534	81,797
Loss from operations	(88,220)	(78,245)
Interest and other income (expense), net	115	(90)
Loss before provision for income taxes	(88,105)	(78,335)
Provision for income taxes	—	—
Net loss	$(88,105)	$(78,335)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(1,524)	(135)
Comprehensive loss	$(89,629)	$(78,470)
Net loss per common share:
Basic and diluted net loss per common share	$(0.87)	$(0.86)

Weighted-average shares outstanding used to calculate basic and diluted net loss per common share	100,726	91,456

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net loss	—	—	—	—	(88,105)	(88,105)
Unrealized loss on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss	—	—	—	—	(78,335)	(78,335)
Unrealized loss on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	$8	$1,601,784	$161	$(1,202,916)	$399,037

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(88,105)	$(78,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,335	12,268
Depreciation and amortization expense	1,591	2,222
Amortization of investment premiums	498	360
Non-cash operating lease expense	627	373
Asset retirement obligation accretion expense	7	21
Changes in operating assets and liabilities:
Accounts receivable	318	(8,360)
Prepaid expenses and other current assets	609	1,828
Other assets	51	38
Accounts payable	(4,588)	9,555
Accrued compensation	(8,769)	(7,672)
Accrued research and development expenses	539	(5,158)
Other current liabilities	(570)	1,510
Deferred revenue	(525)	6,058
Operating lease liabilities	(645)	(406)
Other long-term liabilities	98	—
Net cash used in operating activities	(84,529)	(65,698)
Investing activities
Purchases of short-term investments	(26,427)	(94,055)
Proceeds from maturities and sales of short-term investments	89,247	109,751
Purchases of property and equipment	(2,605)	(2,197)
Net cash provided by (used in) investing activities	60,215	13,499
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	20,539	2,457
Proceeds from employee stock awards	96	1,749
Taxes paid related to net share settlement of restricted stock units	(616)	(1,231)
Principal payments on finance lease obligations	(64)	(66)
Other financing activities, net	(104)	(17)
Net cash provided by financing activities	19,851	2,892
Decrease in cash, cash equivalents and restricted cash	(4,463)	(49,307)
Cash, cash equivalents and restricted cash at beginning of period	107,478	201,798
Cash, cash equivalents and restricted cash at end of period	$103,015	$152,491
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$1,188	$1,245
Accrued costs related to underwritten public offering	$—	$176
Accrued costs related to ATM facilities	$23	$75
Supplemental cash flow disclosure
Cash paid for interest	$5	$10
Cash paid for income taxes	$14	$8

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr Virus (“EBV”) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is currently in Phase 3 development, and in October 2021, we entered into a commercialization agreement (“Pierre Fabre Commercialization Agreement”) with Pierre Fabre Medicament (“Pierre Fabre”), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia, following regulatory approval. Atara will retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Note 6 for further information. In December 2020, we entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated under the Bayer License Agreement and to further advance our collaboration, we entered into (i) a Manufacturing and Supply Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the “Bayer Agreements”). See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (“Moffitt”), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 8 for further information.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (“FDB”) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (“ATOM Facility”) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the “Fujifilm Transaction”). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time 136 of our ATOM Facility employees transitioned to FDB as part of the transaction. We also entered into a Master Services and Supply Agreement with FDB (the “Fujifilm MSA”) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See to Note 7 for further information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2022 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

Potential dilutive securities, which include unvested restricted stock units (“RSUs”), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2022	2021
Unvested RSUs	7,932,532	4,900,248
Vested and unvested options	10,857,620	9,030,928
ESPP share purchase rights	220,029	164,954
Total	19,010,181	14,096,130

4.	Financial Instruments

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$74,767	$—	$—	$74,767
U.S. Treasury obligations	Level 2	93,764	—	(557)	93,207
Government agency obligations	Level 2	16,082	—	(107)	15,975
Corporate debt obligations	Level 2	97,559	—	(1,151)	96,408
Commercial paper	Level 2	10,881	—	—	10,881
Asset-backed securities	Level 2	8,795	—	(77)	8,718
Total available-for-sale securities		301,848	—	(1,892)	299,956
Less: amounts classified as cash equivalents		(99,814)	—	—	(99,814)
Amounts classified as short-term investments		$202,034	$—	$(1,892)	$200,142

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$89,738	$—	$—	$89,738
U.S. Treasury obligations	Level 2	111,832	1	(138)	111,695
Government agency obligations	Level 2	21,346	—	(23)	21,323
Corporate debt obligations	Level 2	99,757	6	(190)	99,573
Commercial paper	Level 2	36,993	—	—	36,993
Asset-backed securities	Level 2	10,174	1	(25)	10,150
Total available-for-sale securities		369,840	8	(376)	369,472
Less: amounts classified as cash equivalents		(104,488)	—	—	(104,488)
Amounts classified as short-term investments		$265,352	$8	$(376)	$264,984

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2022		As of December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$243,102	$242,264	$278,457	$278,354
Maturing in one to five years	58,746	57,692	91,383	91,118
Total available-for-sale securities	$301,848	$299,956	$369,840	$369,472

We considered the current and expected future global economic and market conditions, including the COVID-19 pandemic and the current events involving Russia and Ukraine, and determined that our investments were not significantly impacted. As of March 31, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three months ended March 31, 2022 and 2021, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of March 31, 2022 and December 31, 2021, accrued interest receivable was $0.6 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the three months ended March 31, 2022 and 2021.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of March 31, 2022 and December 31, 2021, restricted cash was $1.3 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$101,669	$106,084
Restricted cash - short term	146	194
Restricted cash - long term	1,200	1,200
Total cash, cash equivalents and restricted cash	$103,015	$107,478

5.	Property and Equipment

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$1,355	$50,142
Lab equipment	14,340	14,060
Machinery and equipment	604	5,228
Computer equipment and software	1,173	4,245
Furniture and fixtures	1,226	2,518
Construction in progress	662	6,325
Property and equipment, gross	19,360	82,518
Less: accumulated depreciation and amortization	(10,251)	(28,738)
Property and equipment, net	$9,109	$53,780

Property and equipment in the table above as of March 31, 2022 exclude amounts classified as held for sale. See Note 7 for additional information. Depreciation and amortization expense was $1.6 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively.

6.	Out-license Agreements

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

Technology Transfer Agreement

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the “Bayer Tech Transfer Agreement”), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into the agreement, we invoiced Bayer 20 percent of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, or $3.1 million, which we received in the second quarter of 2021 and invoiced and received 40 percent of the total fee, or $6.1 million, in the first quarter of 2022. The remainder of the fee will be billed as follows: (i) 20 percent on January 1, 2023 and (ii) 20 percent upon the technology transfer completion.

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

Bayer Revenue Recognition

We utilize a cost-based input method to recognize revenue based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. For the three months ended March 31, 2022 and 2021, we recognized license and collaboration revenue of $6.6 million and $3.6 million, respectively, under the Bayer Agreements. Deferred revenue related to the Bayer Agreements aggregated to $50.9 million and $51.5 million as of March 31, 2022 and December 31, 2021, respectively. The $50.9 million of deferred revenue as of March 31, 2022 is included in current liabilities and is expected to be recognized over the next year. No development or sales-based milestone payments have been earned or received through March 31, 2022.

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the “Territory”) following regulatory approval. Atara will retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for tab-cel for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe and the UK. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of tab-cel in the Territory. We will own any intellectual property rights developed solely by us under the Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in the fourth quarter of 2021. We are also entitled to receive an aggregate of up to $318.0 million in milestone payments upon achieving certain regulatory and commercial milestones. In addition, we are eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

We are negotiating a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture tab-cel for Pierre Fabre to use in the Territory based on a fixed price until January 1, 2024 and cost plus a margin post January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with tab-cel for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years. Following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party CMO, and Pierre Fabre may elect to directly assume the manufacturing responsibility and receive the related manufacturing technology.

Pierre Fabre and we have formed a joint steering committee (“JSC”) that will provide oversight, decision making and implementation guidance regarding the commercialization activities covered under the agreement.

Under the Pierre Fabre Commercialization Agreement, in order to evaluate the appropriate transaction price, we determined that the $45 million upfront payment, constituted the entire consideration to be included in the transaction price at the outset of the arrangement. Revenue associated with the upfront fee for the single performance obligation will be deferred until the initial delivery of services related to the manufacture and supply and cell selection and then recognized over the contract performance period. We have not recognized to date any of the $45.0 million upfront payment as revenue. All of the $45.0 million of deferred revenue was included in long-term liabilities as of March 31, 2022.

The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price. No development or commercial milestone payments have been earned or received through March 31, 2022.
7.	Assets and Liabilities Held for Sale

In January 2022, we entered into an asset purchase agreement with FDB and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets and liabilities related to the ATOM facility for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement. As a result, certain assets and liabilities related to the ATOM facility were classified as held for sale. Upon classification as held for sale, we assessed the disposal group’s fair value less costs to sell and determined that no impairment existed. The operations of the ATOM facility did not meet the criteria to be presented as discontinued operations. The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time, we received the $100 million of cash and assigned the lease for the ATOM Facility to FDB in connection with the closing of the Fujifilm Transaction. The carrying amounts of the assets and liabilities classified as held for sale as of March 31, 2022 included the following;

March 31,
2022
(in thousands)
Prepaid expenses and other current assets	$190
Total current assets held for sale	$190

Property and equipment, net	$44,791
Operating lease assets	6,599
Other assets	39
Total long-term assets held for sale	$51,429

Other current liabilities	$252
Total current liabilities held for sale	$252

Operating lease liabilities - long-term	$7,373
Other long-term liabilities	960
Total long-term liabilities held for sale	$8,333

8.	Commitments and Contingencies

MSK In-license Agreements

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

In March 2021, we amended and restated our license agreement with MSK to terminate our license to certain rights and license additional know-how rights not otherwise covered by our existing agreements.

QIMR Berghofer In-license Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of March 31, 2022 and December 31, 2021, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (“CRL”) in March 2021. Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement, as amended, runs until May 31, 2022, and we are currently in negotiations with CRL to extend the term of the Manufacturing Agreement. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to CRL, or immediately if CRL is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals.

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) which became effective upon the closing of the sale of the ATOM facility on April 4, 2022 and could extend for up to 10 years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products (if approved) and product candidates exclusively from FDB. We are required to contract services with FDB under the Fujifilm MSA the minimum amounts set forth below:

Calendar Year	Closing Commitment
2022	$25,273
2023	33,275
2024	28,179
2025	27,645
2026	24,189
2027 (First quarter)	6,229
Total commitment	$144,790

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

As of March 31, 2022 and December 31, 2021, there were no material amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2022 and December 31, 2021.

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

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2022 and December 31, 2021.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2022, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those described above. As of March 31, 2022, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

ATM Facility

In November 2021, we entered into a sales agreement (the “2021 ATM Facility”) with Cowen and Company, LLC (“Cowen”), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2021 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act.  We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2021 ATM Facility.

During the three months ended March 31, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share, for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. As of March 31, 2022, $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreements.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years.

We have granted performance-based RSUs to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based RSUs that ultimately vests depends upon if, when and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years and expire in seven to ten years. We have granted performance-based stock options to certain of our employees that provide for the issuance of a right to purchase a share of common stock if specified Company performance criteria related to product candidate partnerships are achieved. The vesting of performance-based stock options depends upon if and when the performance criteria are achieved, as well as the employee’s continuous service as defined in the 2014 EIP, through the date of vesting.

As of March 31, 2022, a total of 20,275,111 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,873,561 shares were available for future grant and 16,401,550 shares were subject to outstanding options and RSUs, including performance-based awards.

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

As of March 31, 2022, 4,002,970 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,101,975 shares were available for future grant and 2,900,995 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	5,592,358	$16.22
Granted	3,368,090	$10.37
Forfeited	(367,370)	$15.09
Vested	(446,696)	$22.22
Balance as of March 31, 2022	8,146,382	$13.53

As of March 31, 2022, there was $98.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 3.1 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Granted	2,352,082	10.46
Exercised	(10,000)	9.58
Forfeited or expired	(405,756)	24.99
Balance as of March 31, 2022	11,156,163	$18.49	6.8	$328

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2022 and the exercise price of outstanding, in-the-money options. As of March 31, 2022, there was $47.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.9 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2022:

Total Shares Reserved
2014 Equity Incentive Plan	20,275,111
2018 Inducement Plan	4,002,970
2014 Employee Stock Purchase Plan	1,093,151
Total reserved shares of common stock	25,371,232

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$8,506	$7,530
General and administrative	5,829	4,738
Total stock-based compensation expense	$14,335	$12,268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•

Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel (tabelecleucel), is partnered with Pierre Fabre Medicant (Pierre Fabre) for commercialization in Europe and select emerging markets and is currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;

•	ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis;
•	CAR T Programs:
o	ATA2271: Autologous CAR T immunotherapy targeting solid tumors expressing the tumor antigen mesothelin, which is partnered with Bayer AG (Bayer);
o	ATA3271: Allogeneic CAR T immunotherapy currently in preclinical development targeting mesothelin, which is partnered with Bayer; and
o

ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. Our CMOs are currently in the process of completing commercial production qualification activities for tab-cel while we build inventory according to our commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval.  We will retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America.  Under the terms of the Pierre Fabre Commercialization Agreement, we are currently negotiating a Manufacturing and Supply Agreement as well as a number of ancillary agreements to further advance our collaboration with Pierre Fabre.

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

Our research facilities in Thousand Oaks, California (ARC) and Denver, Colorado contain our translational and pre-clinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

In January, 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time we assigned the lease for the ATOM Facility to FDB in connection with the closing of the Fujifilm Transaction. We also entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) which became effective upon the closing and could extend for up to 10 years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products (if approved) and product candidates exclusively from FDB. We currently have on hand sufficient tab-cel drug product inventory to supply commercial demand, if approved and subject to the specifications set forth in such approval, for at least 12 months.

In addition to the Fujifilm MSA, we also work with Charles River Laboratories (CRL) pursuant to the Manufacturing Agreement that we entered into with Cognate in December 2019.  In March 2021, CRL acquired Cognate. Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement, as amended, runs until May 31, 2022, and we are in negotiations with CRL to extend the term of the Manufacturing Agreement.

Pipeline

Tab-cel®

We continue to advance development of tab-cel in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE), which has received Breakthrough Therapy Designation (BTD) in the U.S. for treatment of rituximab-refractory EBV-associated lymphoproliferative disorders, PRIority MEdicines (PRIME) designation in the European Union (EU), and orphan drug designation in the U.S. for treatment of EBV+ PTLD.

•

In the first quarter of 2022, the EMA transitioned our EU marketing authorization application (MAA) for tab-cel in patients with EBV+ PTLD from accelerated assessment to standard assessment. The EMA informed us additional time was needed to adequately review our responses to the EMA’s questions. We anticipate a decision with respect to potential approval of the MAA in the fourth quarter of 2022.

•

In connection with a potential BLA submission for tab-cel in the United States, we have been in discussions with the FDA on the content of chemistry, manufacturing and controls (CMC) module 3, including the assessment of comparability between the product used in the pivotal ALLELE study and that intended for commercialization.

•

In late February 2022, we held a Type B CMC meeting with the FDA to discuss and potentially align on comparability between commercial and pivotal clinical trial process versions.  We did not reach alignment with the FDA on comparability and the FDA has recommended we conduct an additional clinical study with commercial product as FDA does not agree that comparability has been demonstrated between product used in the pivotal ALLELE study and the intended commercial product.

•	We remain in active dialogue with the FDA and have made further progress on discussing proposals to enable a potential BLA filing that does not require a new Phase 3 clinical study.
•

We continue to adapt our investment in pre-commercial activities and are continuing our commercial readiness activities based on expected timing of potential approval and commercialization of tab-cel in the U.S.

•

We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.

•

We continue to open sites and enroll patients in our Phase 2 multi-cohort study in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU.  Data from this study is expected in 2023.

•

Due to the evolving treatment landscape of EBV-driven nasopharyngeal carcinoma (NPC), we are not actively conducting any development activities while we reassess our approach and the development and regulatory pathways for patients with platinum resistant or recurrent EBV-driven NPC.

ATA188

We continue to progress our development of ATA188, which has received fast track designation from the FDA for treatment of primary progressive MS (PPMS) and secondary progressive MS (SPMS), an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS).

•	We are currently progressing an open-label extension (OLE) of our open label, single arm, multi-center, multi-national Phase 1 study of allogeneic ATA188 for patients with PPMS and SPMS.
•

We continue to advance enrollment in our Phase 2, randomized, double-blind, placebo-controlled dose-expansion trial (EMBOLD) to evaluate the efficacy and safety of ATA188 in patients with PPMS and SPMS.

•

We plan to conduct a formal interim analysis of the EMBOLD study (IA) in June 2022 to assess efficacy, safety and biomarker data to further inform our current development strategy and whether adjustments to sample size are needed. We expect to complete target enrollment in the EMBOLD study soon after conducting the IA.

•	After the IA is conducted, we plan to communicate next steps for the program in July 2022, including rationale, while maintaining the integrity of the EMBOLD study.
•	We also plan to meet with the FDA following the IA to share the data and to discuss next steps for the development pathway.
•

In March 2022, we conducted a EBV and MS Day, where we presented updated Phase 1 and OLE data that demonstrated 20 out of 24 patients have had either EDSS improvement or EDSS stability throughout their observation in the study with up to 42 months follow-up; 33% of patients in the high-dose cohorts achieved confirmed expanded disability status scale (EDSS) improvement at the 12-month timepoint.

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

•

MSK is currently conducting an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. In February 2022, MSK notified the FDA of a fatal serious adverse event (SAE) in a patient treated in the third, higher dose cohort in this study. MSK has voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case is gathered and reviewed. The FDA notified MSK of its agreement with MSK’s decision. MSK continues to analyze the data and we expect MSK to share the results with the FDA when appropriate, in addition to any intended informed consent and/or protocol amendments.  Subject to the outcome of this review and resumption of enrollment of new patients in this study, we expect to provide a data update from this Phase 1 study in the second half of 2022.

•

We continue to advance IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform. We expect our partner Bayer to file the IND in the fourth quarter of 2022. We do not believe the temporary pause in the ATA2271 study enrollment impacts the IND-enabling work to advance ATA3271, a separate, off-the-shelf, allogeneic CAR T therapy. In preclinical data for ATA3271, we observed anti-tumor activity that we believe indicates functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers.

ATA3219

We are also developing ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, leveraging our next-generation 1XX CAR co-stimulatory signaling domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing.

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

Manufacturing

On January 26, 2022, we entered into an asset purchase agreement with FDB, and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the ATOM Facility for $100 million in cash, pursuant to the Fujifilm Transaction. The closing of the Fujifilm Transaction occurred on April 4, 2022. We also entered into the Fujifilm MSA which became effective upon the closing and could extend for up to 10 years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products (if approved) and product candidates exclusively from FDB.  We currently have on hand sufficient tab-cel drug product inventory to supply commercial demand, if approved and subject to the specifications set forth in such approval, for at least 12 months.

In addition to the Fujifilm MSA, we also work with CRL pursuant to the Manufacturing Agreement that we entered into with Cognate in December 2019.  In March 2021, CRL acquired Cognate.  Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. The initial term of the Manufacturing Agreement, as amended, runs until May 31, 2022, and we are in negotiations with CRL to extend the term of the Manufacturing Agreement.

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing and evolving COVID-19 pandemic on our business and operations and have taken steps designed to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. Based on guidance issued by federal, state and local authorities, we have temporarily transitioned most of our workforce to a remote, work-from-home model, while maintaining essential in-person laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

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

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies and providing general and administrative support for these operations.

Our net losses were $88.1 million and $78.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $1.6 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2022, our cash, cash equivalents and short-term investments totaled $301.8 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues from the commercial sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Our revenues to date are derived solely from agreements with Bayer and Pierre Fabre and include upfront license fees, fees for research, process development and translational activities and technology transfer fees.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•	continuing to initiate sites and enroll patients in our Phase 3 clinical study of tab-cel for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
•	process development, testing and manufacturing of drug supply to support clinical and IND-enabling studies;
•	continuing development of ATA188 in PMS;
•	continuing to develop product candidates based on our next-generation CAR T programs;
•	continuing to develop our product candidates in additional indications, including tab-cel for EBV+ cancers;
•	continuing to develop other pre-clinical product candidates; and
•	leveraging our relationships and experience to in-license or acquire additional product candidates or technologies.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2022 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
License and collaboration revenue	$7,314	$3,552	$3,762

License and collaboration revenue increased to $7.3 million for the three months ended March 31, 2022 compared to $3.6 million for the three months ended March 31, 2021. The increase primarily related to additional revenue recognized under the Bayer Agreements.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
Tab-cel® expenses	$10,626	$11,953	$(1,327)
ATA188, CAR T and other program expenses	8,379	9,060	(681)
Employee and overhead expenses	55,958	43,046	12,912
Total research and development expenses	$74,963	$64,059	$10,904

Tab-cel expenses were $10.6 million in the three months ended March 31, 2022, as compared to $12.0 million in the comparative 2021 period. The decrease in 2022 was primarily due to lower clinical trial and manufacturing spend.

ATA188, CAR T and other program expenses were $8.4 million in the three months ended March 31, 2022, as compared to $9.1 million in the comparative 2021 period. The decrease in the three months ended March 31, 2022 was primarily due to milestone and license fees for MSK recorded in the 2021 period related to the ATA2271 CAR T program, partially offset by higher ATA188 clinical trial and development related costs in the 2022 period.

Employee and overhead expenses were $56.0 million in the three months ended March 31, 2022, as compared to $43.0 million in the comparative 2021 period. The increase was primarily due to higher compensation-related costs from increased headcount, higher outside services, and higher facility-related costs in support of our continuing expansion of research and development activities. For the three months ended March 31, 2022, payroll and related costs increased by $8.9 million, facility-related costs increased by $2.9 million and outside services costs increased by $1.1 million.

Total research and development expenses for the three months ended March 31, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)
	(in thousands)
General and administrative expenses	$20,571	$17,738	$2,833

General and administrative expenses increased to $20.6 million in the three months ended March 31, 2022, as compared to $17.7 million in the comparative 2021 period. The increase was primarily driven by higher compensation-related costs from increased headcount.

Total general and administrative expenses for the three months ended March 31, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock and upfront fees from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement.

In November 2021, we entered into a sales agreement (the 2021 ATM Facility) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2021 ATM Facility.

During the three months ended March 31, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2022, we have $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the agreement.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$101,669	$106,084
Short-term investments	200,142	264,984
Total cash, cash equivalents and short-term investments	$301,811	$371,068

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(84,529)	$(65,698)
Investing activities	60,215	13,499
Financing activities	19,851	2,892
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,463)	$(49,307)

Operating activities

Net cash used in operating activities was $84.5 million in the three months ended March 31, 2022 as compared to $65.7 million in the comparative 2021 period. The increase of $18.8 million was primarily due to a $9.8 million increase in net loss and a $9.0 million increase in net working capital usage.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2022 consisted of $89.2 million received from maturities and sales of available-for-sale securities, offset by $26.4 million used to purchase available-for-sale securities and $2.6 million in purchases of property and equipment. Net cash provided by investing activities in the comparative 2021 period consisted of $109.8 million used to purchase available-for-sale, partially offset by $94.1 million used to purchase available-for-sale securities and $2.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2022 consisted primarily of $20.5 million of net proceeds received from ATM facilities, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the comparative 2021 period consisted primarily of $2.5 million of net proceeds received from the ATM facilities and $1.7 million of net proceeds from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from commercial product sales. We do not know when, or if, we will generate any revenue from commercial product sales. We do not expect to generate any revenue from commercial product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in connection with our continuing and expected expansion of our operations.

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2022, together with the $100.0 million received from FDB on April 4, 2022, will be sufficient to fund our planned operations into the fourth quarter of 2023. In order to complete the process of obtaining regulatory approval for any of our product candidates and to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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

•	the extent to which we in-license or acquire other products and technologies; and
•	the timing of capital expenditures, including the qualification of our CMOs’ manufacturing facilities.

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

Contractual Obligations and Commitments

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement for approximately 13,670 square feet of office space. In October 2020, we entered into an amendment of this lease to extend the lease term by one year and in December 2021, we entered into a further amendment to extend the lease for an additional three years. The amended lease expires in May 2025. The contractual obligations during the extended lease term are not material. In connection with this lease, we are required to issue a letter of credit in the amount of $0.1 million to the landlord, which is recorded as restricted cash in our condensed consolidated balance sheet.

In February 2017, we entered into a lease agreement (ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced in February 2018, and the contractual obligations during the initial term are $16.4 million in aggregate. We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In connection with this lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as long-term restricted cash in our condensed consolidated balance sheet.  In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the Fujifilm Transaction.

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

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, with the exception of one of our contract manufacturing agreements which we may terminate for convenience upon six months’ written notice.  Other than the assignment of the ATOM Lease described above, there have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Off-Balance Sheet Arrangements

We did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the three months ended March 31, 2022, we reported a net loss of $88.1 million.

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

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. If we commercialize tab-cel® in the US, subject to submission and approval of a BLA filing for tab-cel by the FDA, we would need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition. We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, any of our quarterly or annual periods’ results are not indicative of future operating performance.

We currently have no approved products and thus have no product revenues. We may never generate revenues from the sale of products or achieve profitability.

To date, we have not generated any revenues from commercial product sales. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues from product sales or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability also depends on a number of additional factors, including our ability to:

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
•

establish and maintain manufacturing relationships with reliable third parties or qualify our CMOs’ manufacturing facilities such that we can maintain the supply of our products by ensuring adequate, manufacturing of bulk drug substances and drug products in a manner that is compliant with global legal and regulatory requirements;

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

Our revenues for any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, we may not generate significant revenues from sales of our products, even if approved. In addition, we anticipate incurring significant costs associated with commercializing any approved product candidate. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;
•	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
•	the cost of contracting for the manufacture of our product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•	the costs to develop, acquire or in-license future product candidates or technologies;
•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
•	the emergence of competing technologies or other adverse market developments.

We expect that existing cash, cash equivalents and short-term investments as of March 31, 2022, together with the $100.0 million received from FDB on April 4, 2022, will be sufficient to fund our planned operations into the fourth quarter of 2023. As of March 31, 2022, we had total cash, cash equivalents and short-term investments of $301.8 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

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

•	receipt of regulatory approvals from applicable authorities, including required authorizations for clinical trials and marketing authorizations;
•	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	establishing or making arrangements with third-party manufacturers or qualifying our CMOs’ manufacturing facilities for clinical and commercial manufacturing purposes;
•	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•	contracting with third parties for the manufacture of our product candidates at an acceptable cost;
•	launching commercial sales of our products, if approved by applicable regulatory authorities, whether alone or in collaboration with others;
•	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•	effectively competing with other therapies;
•	maintaining a continued acceptable benefit/risk profile of the products following approval; and
•	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

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

Our clinical trials may also be affected by health epidemics and have been affected by the ongoing and evolving COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to institute another pause in the screening and enrollment of patients in our EMBOLD study. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

We do not have any products that have gained regulatory approval. Currently, our prioritized clinical-stage product candidates include ATA188 and tab-cel. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize our product candidates in a timely manner.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product used for in the pivotal ALLELE study and the intended commercial product. The FDA recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. While we continue to explore alternative pathways with the FDA to enable filing of a BLA for tab-cel based on data from the pivotal ALLELE study, we may be unable to establish comparability to the FDA’s satisfaction or otherwise reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission.  Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources.  Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree with our determination that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel.

Our development and commercialization activities could be harmed or delayed by governmental or regulatory delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us, caused by global health concerns, including the ongoing and evolving COVID-19 pandemic, changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources, or for other reasons, which may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

If we do obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies.  We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates.  Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products.  Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn.

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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure, potent, and comparable to those T cells historically produced by our partners, be scalable or profitable.

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

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, we do not know whether the clinical studies we may conduct, or clinical studies in progress, will demonstrate adequate efficacy and safety to result in regulatory approval to market tab-cel, ATA188, any product candidates resulting from our next-generation CAR T programs or any of our other product candidates in any particular jurisdiction.

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) held by MSK and in our EAP, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. We have previously received feedback from the FDA that an interim analysis may not be sufficient to support approval of a BLA. A marketing application based on interim data would impact the required ORR, may impact the approved indication, and may also result in post-marketing requirements that must be fulfilled. Similarly, if conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

For regulatory approvals of tab-cel, we plan on using independent radiologist and/or oncologist assessment of responses which may not correlate with the investigator-reported assessments. In addition, the Phase 2 clinical studies with tab-cel enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval.

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

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.
•	Patient enrollment, a significant factor in the timing of clinical studies, is affected by many factors including:
•	the size and nature of the patient population;
•	the possibility that the rare diseases that many of our product candidates address are under-diagnosed;
•	changing medical practice patterns or guidelines related to the diseases or conditions we are investigating;
•	the severity of the disease under investigation, our ability to open clinical study sites;
•	the proximity of subjects to clinical sites;
•	the patient referral practices of physicians;
•	the design and eligibility criteria of the clinical study;
•	ability to obtain and maintain patient consents;
•	risk that enrolled subjects will drop out or die before completion;
•	competition for patients from other clinical studies;
•	our or our partner’s ability to manufacture the requisite materials for a study;
•	risk that we do not have appropriately matched HLA cell lines;
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

As an example, we activated additional clinical sites for the ALLELE study of tab-cel over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We have experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our Phase 3 clinical trial of tab-cel, as a result of the evolving impact of the ongoing COVID-19 pandemic, and if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our clinical development timelines. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or nonrenewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of tab-cel and our other oncology product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval for earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact our ability to engage with key stakeholders within the transplant center in person. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD who have failed rituximab or rituximab plus chemotherapy. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S., EU and the United Kingdom (U.K.), may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Both the FDA and the EMA have granted us orphan designation for tab-cel for EBV+ PTLD after HCT or SOT.

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

Although we have obtained BTD and PRIME designation for tab-cel in the U.S. and EU, respectively, for treatment of patients with EBV+ PTLD who have failed rituximab, these designations may not lead to faster development or regulatory review and do not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel for EBV+ PTLD in the U.S. While rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval or result in approval at all. The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to timely gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

PRIME designation supports the development and accelerated review by the EMA of new therapies to treat patients with unmet medical need.  Despite this designation and the associated opportunity for accelerated assessment, the EMA may decide that additional time is needed for the MAA review and convert the MAA to a standard review timeline. For example, the EMA recently informed us that it has transitioned our MAA for tab-cel to a standard assessment as they informed us an additional month was needed to adequately review our responses to the EMA’s questions.

Designation as a breakthrough therapy is within the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures and does not assure ultimate approval by either the FDA or EMA. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened.

A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

We may seek Fast Track designation for one or more of our future product candidates. In December 2021, ATA188 received Fast Track designation for treatment of patients with PPMS and SPMS. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it.

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

Concurrently with the in-license of our existing product candidates, we acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from our partners. Transferring manufacturing processes, testing and associated know-how from our partners, and to our CMOs, is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product candidates for various studies, clinical studies and commercial launch readiness. To the extent we elect to transfer manufacturing within our network of third-party CMOs, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates.

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

Any adverse developments affecting our, or our CMOs’ manufacturing operations for our product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

Delays in receiving regulatory approvals for product candidates produced at our CMOs’ facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within ARC and our facility in Denver, Colorado, currently support our preclinical and mid/late development activities. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing at our CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our, or our partner’s, failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

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

Developing advanced manufacturing techniques and process controls is required to fully utilize our or our CMOs’ facilities. Without further investment, advances in manufacturing techniques may render the facilities and equipment that manufacture our products and product candidates inadequate or obsolete.

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

If our CMO is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any of our CMOs’ manufacturing facilities, or the equipment in any such facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted disruption in operations or loss of a facility or its equipment, we may not be able to transfer manufacturing to another third party in the time required to maintain supply. Even if we could transfer manufacturing to another third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product sales.

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

We rely on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for tab-cel will need to be prepared to undergo pre-approval inspection in connection with our MAA filing and our anticipated BLA submission, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection.

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, ATA188, any product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

If we or our CMOs are not able to successfully transfer and produce comparable product candidates, our ability to further develop and manufacture our product candidates may be negatively impacted.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third-party does not devote sufficient time or resources to our product candidates or any products we may eventually commercialize based on its own business priorities, the possibility that the third-party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  For example, we entered into the Fujifilm MSA and we rely on Fujifilm for the manufacture and supply of a number of our products (if approved) and product candidates.  If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our products (if approved) or product candidates, our operations may be adversely impacted.  In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We have entered into the Pierre Fabre Commercialization Agreement for tab-cel in Europe and select emerging markets in the Territory for EBV-positive cancers. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel, if approved, in the Territory. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of tab-cel in the Territory, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of tab-cel by Pierre Fabre in the Territory.

We are in the process of negotiating various ancillary agreements as contemplated by the Pierre Fabre Commercialization Agreement, including an agreement for the manufacture and supply of tab-cel to Pierre Fabre for commercialization in the Territory. Delays to the negotiation and execution of the ancillary agreements, or the activities contemplated by the ancillary agreements, including supply of tab-cel from our CMO for Pierre Fabre, may result in a delay to the commercialization of tab-cel in the Territory and would delay and could prevent us from obtaining revenues for tab-cel in the Territory.

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

Any termination, breach or expiration of the Pierre Fabre Commercialization Agreement or ancillary agreements, once entered into, could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the transfer of regulatory approvals and commercialization of tab-cel in the Territory. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms that are favorable to us.

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

Trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements and invention assignment agreements with our employees, consultants, CMOs, and outside scientific advisors, contractors and collaborators. These agreements are designed to protect our proprietary information. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, or outside scientific advisors might intentionally or inadvertently disclose our trade secrets or confidential, proprietary information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken. Though COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022, sequestration started again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%. In January 2013, the American Taxpayer Relief Act of 2012 (the ATRA) was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have also been administrative developments in the U.S. related to drug pricing. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are currently no FDA- or EMA-approved products for the treatment of EBV+ PTLD. However, some marketed products and therapies are used off-label in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for Viralym-M (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting a pivotal study for Virus-Associated Hemorrhagic-Cystitis, as well as initiated a Phase 3 trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients; and Tessa Therapeutics Pte Ltd., is conducting a Phase 2 clinical study of its autologous CD30 CAR T in CD30+ classical Hodgkin Lymphoma and funding a Phase 1, investigator-sponsored study at Baylor College of Medicine, for its allogeneic CD30-CAR EBVST product candidate.

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

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio and Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies) in the indication of interest.

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

As of March 31, 2022, we had 570 employees, 136 of which were ATOM facility employees that transitioned to FDB at the time the Fujifilm Transaction closed on April 4, 2022. We may expand our organization in the future to support our continuing development activities and potential commercialization of our product candidates. In particular, we may need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2020 through March 31, 2022, the reported sale price of our common stock has fluctuated between $4.52 and $28.20 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

There can be no assurance that we will achieve all of the anticipated benefits of the Fujifilm Transaction and we could face unanticipated challenges.

We may not realize some or all of the anticipated benefits from the Fujifilm Transaction and we may encounter post-closing risks, including associated with the provision of (i) certain transition services to FDB by us and (ii) the provision of services to us by FDB pursuant to the Fujifilm MSA. We may experience increased difficulty and loss of institutional knowledge as a result of the transfer of ATOM Facility employees to FDB in connection with the Fujifilm Transaction which could harm our business. During the transition period, the Fujifilm Transaction will require significant time and resources from us which may disrupt our business and distract management from other responsibilities, which may result in losses on disposition or continued financial involvement in the ATOM Facility, including through indemnification or other financial arrangements, which could adversely affect our financial results.

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

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

•

the federal Anti-Kickback Statute, a criminal law that governs, for example, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

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

•

the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives, as well as and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

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

We and our third-party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our and our CMOs operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our and our CMOs operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our third-party manufacturers’ use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

The EU GDPR also restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the U.K. (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing U.S. companies to import personal information from the EU has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in a decision by the Court of Justice of the EU (CJEU) and subsequent guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal information transferred to the U.S. and other certain jurisdictions, including in certain cases by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Similarly, the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the CJEU’s July 2020 decision. Moreover, new versions of the European Commission’s SCCs (new EU SCCs), now the primary mechanism for the lawful transfer of personal information from the EU have been released requiring additional compliance and implementation efforts. A new Transatlantic Data Privacy Framework has been agreed to in principle by EU and US authorities, which promises to offer another mechanism for lawful international transfers of personal information.  If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EU, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from the EU to the United States or other countries may decrease demand for our products and services as our customers that are subject to the EU GDPR may seek alternatives that do not involve personal information transfers out of the EU.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states, such as Colorado, Utah, and Virginia, have already passed similar comprehensive privacy laws that will also go into effect in 2023, and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions to our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, sophisticated operating system software and applications that we procure from third parties may contain defects in design or manufacture, including vulnerabilities, “bugs” and other problems that could unexpectedly interfere with the operation of our networks, system, or our processing of personal information or other data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

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

As of December 31, 2021, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. The CARES Act temporarily suspends this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021. It is uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act. Neither the Tax Act nor the CARES Act had a material impact to our financial statements.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We performed a Section 382 analysis of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated before January 1, 2018 may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing tax attributes to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

2.1+	Asset Purchase Agreement, dated as of January 26, 2022, by and between Atara Biotherapeutics, Inc., FUJIFILM Diosynth Biotechnologies California, Inc., and for certain limited purposes, FUJIFILM Holdings America Corporation	8-K	001-36548	2.1	4/4/2022

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014
10.1+	Master Services and Supply Agreement dated as of January 26, 2022 by and between Atara Biotherapeutics, Inc., and FUJIFILM Diosynth Biotechnologies California, Inc.					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.					X

+	Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
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
Date: May 5, 2022

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)