Form 10-Q
period 2022-06-30
Atara Biotherapeutics, Inc.
filed 2022-08-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the Registrant’s Common Stock as of July 29, 2022 was 94,362,320 shares.

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
•
the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the initiation, completion and expectations about the timing of approvals for a biologics license application (BLA) and our marketing authorization application (MAA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
•
the potential indications for our product candidates, if approved for commercial use;
•
the potential commercial market opportunities for our product candidates;
•
the termination of our Research, Development and License Agreement and related ancillary agreements with Bayer AG;
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
•
our ability to enter into favorable commercialization arrangements with third parties to commercialize our product candidates, if approved for commercial use;
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
•
the impact of our planned reduction in workforce on our ability to attract and retain qualified personnel and to our business, operations and financial condition;
•
our ability to have manufactured approved products at commercially reasonable values; and
•
timing and costs related to qualification of our contract manufacturing organizations’ (CMO) manufacturing facilities for commercial production.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described below. These risks include, among others:

•
we have incurred substantial cumulative losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future;
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
•
our T-cell immunotherapy product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates;
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
•
our planned workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business; and

•
we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$70,688	$106,084
Short-term investments	260,623	264,984
Restricted cash	1,346	194
Accounts receivable	637	986
Prepaid expenses and other current assets	13,690	12,373
Total current assets	346,984	384,621
Property and equipment, net	8,328	53,780
Operating lease assets	73,582	26,159
Restricted cash - long-term	—	1,200
Other assets	7,227	2,367
Total assets	$436,121	$468,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,799	$17,368
Accrued compensation	16,317	25,150
Accrued research and development expenses	15,125	13,451
Deferred revenue	1,671	40,760
Other current liabilities	19,776	9,057
Total current liabilities	65,688	105,786
Deferred revenue - long-term	43,329	55,708
Operating lease liabilities - long-term	63,999	25,518
Other long-term liabilities	5,626	1,501
Total liabilities	178,642	188,513

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2022 and December 31, 2021; 94,356 and 91,671 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	1,794,449	1,744,695
Accumulated other comprehensive (loss) income	(2,618)	(368)
Accumulated deficit	(1,534,361)	(1,464,722)
Total stockholders’ equity	257,479	279,614
Total liabilities and stockholders’ equity	$436,121	$468,127

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License and collaboration revenue	$51,579	$3,870	$58,893	$7,422
Operating expenses:
Research and development	64,898	68,475	139,861	132,534
General and administrative	18,813	19,397	39,384	37,135
Total operating expenses	83,711	87,872	179,245	169,669
Loss from operations	(32,132)	(84,002)	(120,352)	(162,247)
Other income (expense), net:
Gain on sale of ATOM Facility (See Note 7)	50,237	—	50,237	—
Interest and other income (expense), net	361	225	476	135
Total other income (expense), net	50,598	225	50,713	135
Income (loss) before provision for income taxes	18,466	(83,777)	(69,639)	(162,112)
Provision for income taxes	—	16	—	16
Net income (loss)	$18,466	$(83,793)	$(69,639)	$(162,128)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(726)	(99)	(2,250)	(234)
Comprehensive income (loss)	$17,740	$(83,892)	$(71,889)	$(162,362)

Basic earnings (loss) per common share	$0.18	$(0.91)	$(0.69)	$(1.77)
Diluted earnings (loss) per common share	$0.18	$(0.91)	$(0.69)	$(1.77)

Basic weighted-average shares outstanding	101,601	92,152	101,166	91,806
Diluted weighted-average shares outstanding	101,866	92,152	101,166	91,806

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net income (loss)	—	—	—	—	(88,105)	(88,105)
Unrealized loss on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316
RSU settlements, net of shares withheld	647	—	(3)	—	—	(3)
Issuance of common stock pursuant to employee stock awards	303	—	1,309	—	—	1,309
Stock-based compensation expense	—	—	14,117	—	—	14,117
Net income (loss)	—	—	—	—	18,466	18,466
Unrealized loss on available-for-sale securities	—	—	—	(726)	—	(726)
Balance as of June 30, 2022	94,356	$9	$1,794,449	$(2,618)	$(1,534,361)	$257,479

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net income (loss)	—	—	—	—	(78,335)	(78,335)
Unrealized loss on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	$8	$1,601,784	$161	$(1,202,916)	$399,037
RSU settlements, net of shares withheld	423	—	(13)	—	—	(13)
Issuance of common stock pursuant to employee stock awards	256	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	13,807	—	—	13,807
Net income (loss)	—	—	—	—	(83,793)	(83,793)
Unrealized loss on available-for-sale securities	—	—	—	(99)	—	(99)
Balance as of June 30, 2021	84,754	$8	$1,618,177	$62	$(1,286,709)	$331,538

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(69,639)	$(162,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	(50,237)	—
Stock-based compensation expense	28,452	26,075
Depreciation and amortization expense	3,029	4,540
Amortization of investment premiums	811	851
Non-cash operating lease expense	3,355	755
Asset retirement obligation accretion expense	46	43
Changes in operating assets and liabilities:
Accounts receivable	349	1,250
Prepaid expenses and other current assets	(1,546)	2,419
Other assets	76	18
Accounts payable	(3,384)	4,356
Accrued compensation	(8,833)	(5,135)
Accrued research and development expenses	1,674	(2,942)
Other current liabilities	2,891	1,522
Deferred revenue	(51,468)	2,188
Operating lease liabilities	(4,211)	(837)
Other long-term liabilities	142	(250)
Net cash used in operating activities	(148,493)	(127,275)
Investing activities
Purchases of short-term investments	(165,090)	(158,869)
Proceeds from maturities and sales of short-term investments	166,390	208,515
Purchases of property and equipment	(4,024)	(4,258)
Net proceeds from sale of ATOM Facility	94,765	—
Net cash provided by investing activities	92,041	45,388
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	20,516	2,382
Proceeds from employee stock awards	1,405	4,348
Taxes paid related to net share settlement of restricted stock units	(619)	(1,244)
Principal payments on finance lease obligations	(190)	(130)
Other financing activities, net	(104)	(17)
Net cash provided by financing activities	21,008	5,339
Decrease in cash, cash equivalents and restricted cash	(35,444)	(76,548)
Cash, cash equivalents and restricted cash at beginning of period	107,478	201,798
Cash, cash equivalents and restricted cash at end of period	$72,034	$125,250
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$132	$1,000
Supplemental cash flow disclosure
Cash paid for interest	$133	$18
Cash paid for income taxes	$19	$7

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is currently in Phase 3 development, and in October 2021, we entered into a commercialization agreement (“Pierre Fabre Commercialization Agreement”) with Pierre Fabre Medicament (“Pierre Fabre”), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia, following regulatory approval. Atara retains full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Note 6 for further information.

In December 2020, we entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated under the Bayer License Agreement and to further advance our collaboration, we entered into (i) a Manufacturing and Supply Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the “Bayer Agreements”). In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, with an effective date of September 13, 2022. On August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with Bayer which terminated the Bayer Agreements (the “Bayer Termination Agreement”) and returned full product development rights related to ATA2271 and ATA3271 to Atara, effective as of July 31, 2022. See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (“Moffitt”), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 9 for further information.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (“FDB”) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (“ATOM Facility”) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the “Fujifilm Transaction”). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time 136 of our ATOM Facility employees transitioned to FDB as part of the transaction. We also entered into a Master Services and Supply Agreement and related Statements of Work with FDB (collectively the “Fujifilm MSA”) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See Notes 7, 8 and 9 for further information.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2022. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements.

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

3. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted earnings (loss) per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted earnings (loss) per common share when their effect is dilutive.

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Weighted average shares outstanding - Basic	101,601	92,152	101,166	91,806
Effect of dilutive securities	265	—	—	—
Weighted average shares outstanding - Diluted	101,866	92,152	101,166	91,806

Potential dilutive securities, which include unvested restricted stock units (“RSUs”), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted earnings (loss) per share if the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted earnings (loss) per common share is the same in all periods for which we record a net loss.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted earnings (loss) per common share, as their inclusion would have an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested RSUs	7,483,684	4,997,674	7,483,684	4,997,674
Vested and unvested options	11,364,001	9,438,653	11,490,929	9,438,653
ESPP share purchase rights	—	23,929	55,598	23,929
Total	18,847,685	14,460,256	19,030,211	14,460,256

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$43,419	$—	$—	$43,419
U.S. Treasury obligations	Level 2	116,399	—	(722)	115,677
Government agency obligations	Level 2	22,448	—	(167)	22,281
Corporate debt obligations	Level 2	115,132	2	(1,627)	113,507
Commercial paper	Level 2	23,453	—	—	23,453
Asset-backed securities	Level 2	11,800	—	(104)	11,696
Total available-for-sale securities		332,651	2	(2,620)	330,033
Less: amounts classified as cash equivalents		(69,411)	—	1	(69,410)
Amounts classified as short-term investments		$263,240	$2	$(2,619)	$260,623

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$89,738	$—	$—	$89,738
U.S. Treasury obligations	Level 2	111,832	1	(138)	111,695
Government agency obligations	Level 2	21,346	—	(23)	21,323
Corporate debt obligations	Level 2	99,757	6	(190)	99,573
Commercial paper	Level 2	36,993	—	—	36,993
Asset-backed securities	Level 2	10,174	1	(25)	10,150
Total available-for-sale securities		369,840	8	(376)	369,472
Less: amounts classified as cash equivalents		(104,488)	—	—	(104,488)
Amounts classified as short-term investments		$265,352	$8	$(376)	$264,984

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2022		As of December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$274,352	$272,851	$278,457	$278,354
Maturing in one to five years	58,299	57,182	91,383	91,118
Total available-for-sale securities	$332,651	$330,033	$369,840	$369,472

We considered the current and expected future global economic and market conditions, including the COVID-19 pandemic and the war in Ukraine, and determined that our investments have not been significantly impacted. As of June 30, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and the Company has no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the six months ended June 30, 2022 and 2021, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of June 30, 2022 and December 31, 2021, accrued interest receivable was $0.9 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the six months ended June 30, 2022 and 2021.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of June 30, 2022 and December 31, 2021, restricted cash was $1.3 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$70,688	$106,084
Restricted cash - short term	1,346	194
Restricted cash - long term	—	1,200
Total cash, cash equivalents and restricted cash	$72,034	$107,478

5. Property and Equipment

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$1,415	$50,142
Lab equipment	15,077	14,060
Machinery and equipment	600	5,228
Computer equipment and software	1,172	4,245
Furniture and fixtures	1,297	2,518
Construction in progress	21	6,325
Property and equipment, gross	19,582	82,518
Less: accumulated depreciation and amortization	(11,254)	(28,738)
Property and equipment, net	$8,328	$53,780

Depreciation and amortization expense was $1.4 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $3.0 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Under the terms of the Bayer License Agreement, we were responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer was to be responsible for the further development of ATA2271 at its cost. Bayer was responsible for the development of ATA3271 at Bayer’s cost, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities performed by us relating to ATA3271. Bayer was also solely responsible for commercializing the Licensed Products at its cost.

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which were fully recovered in August 2021, and an additional $15.0 million reimbursement payment for certain research and process development activities that were to be performed by us.

The transaction price at inception consisted of a $45.0 million upfront payment for the license, $15.0 million for certain research and process development activities and the $5.0 million for additional specified translational activities, and this amount was allocated to the single performance obligation. The potential development and commercial milestone payments that we were eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.

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

Manufacturing and Supply Agreement

In March 2021, we entered into a Manufacturing and Supply Agreement with Bayer (the “Bayer Manufacturing Agreement”), which was contemplated as part of the Bayer License Agreement, to manufacture Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a margin, which is consistent with our standalone selling price. Under the Bayer Manufacturing Agreement, we were also to provide storage and distribution services to Bayer at a price that is consistent with our standalone selling price for these services.

Upon entering into the Bayer Manufacturing Agreement, Bayer submitted, and we approved, a binding purchase order for manufacturing services and storage services. Any fees for the manufacturing services are invoiceable as follows: (i) 50 percent upon written acceptance by us of the binding purchase order, and (ii) the remainder upon delivery of the certification of analysis of such lots to Bayer. Storage and distribution services are billed monthly as those services are provided to Bayer.

In March 2021, we invoiced Bayer 50 percent of the total estimated supply price of $13.1 million for manufacturing services under the initial purchase order for the supply of six lots, or $6.6 million, which we received in the second quarter of 2021. The remainder of the supply price is invoiceable upon the release of the lots ordered by Bayer.

Under the Bayer Manufacturing Agreement, in order to evaluate the appropriate transaction price, we determined that the $13.1 million fee constituted the entire consideration to be included in the transaction price, and this amount was allocated to the single performance obligation as identified under the Bayer License Agreement. Revenue for the manufacturing services for the initial six lots is recognized based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the combined performance obligation. Revenue for the storage services is recognized over time as those services are provided. Revenue for the distribution services is recognized at a point in time when the product is delivered to a clinical site designated by Bayer.

Bayer Agreements Termination and Revenue Recognition

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, with an effective date of September 13, 2022. As of the date of the notice of termination, we evaluated the remaining obligations through the notice period. Utilizing the cost-based input method, we recognized license and collaboration revenue of $50.9 million and $57.6 million for the three and six months ended June 30, 2022, respectively, under the Bayer Agreements. For the three and six months ended June 30, 2021, we recognized license and collaboration revenue of $3.9 million and $7.4 million, respectively, under the Bayer Agreements. There was no deferred revenue related to the Bayer Agreements as of June 30, 2022, compared to $51.5 million as of December 31, 2021. No development or sales-based milestone payments have been earned or received.

On August 2, 2022, Atara and Bayer entered into the Bayer Termination Agreement to accelerate the termination effective date of the Bayer Agreements to July 31, 2022. Upon the termination effective date, full product development rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer agreed to pay Atara $4.2 million.

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East,

Africa, Eastern Europe and Central Asia (the “Territory”) following regulatory approval. Atara retains full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America.

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

We are negotiating a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture tab-cel for Pierre Fabre to use in the Territory based on a fixed price until January 1, 2024 and cost plus a margin post January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with tab-cel for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of tab-cel in the Territory. Following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party CMO, and Pierre Fabre may elect to directly assume the manufacturing responsibility and receive the related manufacturing technology.

We are also responsible for cell selection services at our cost until January 1, 2024 unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date. From January 1, 2024 onwards, if we agree to continue to provide cell selection services, it shall be at the sole expense of Pierre Fabre.

We have formed a joint steering committee with Pierre Fabre that will provide oversight, decision making and implementation guidance regarding the commercialization activities covered under the agreement.

Under the Pierre Fabre Commercialization Agreement, in order to evaluate the appropriate transaction price, we determined that the $45 million upfront payment, constituted the entire consideration to be included in the transaction price at the outset of the arrangement. Revenue associated with the upfront fee for the single performance obligation will be deferred until the initial delivery of services related to the manufacture and supply and cell selection and then recognized over the period during which Pierre Fabre’s material right to these services exists. The $45.0 million upfront fee is recorded as deferred revenue as of June 30, 2022, of which $1.7 million is included in current liabilities and $43.3 million is included in long-term liabilities, and we expect to recognize this revenue over the next nine years.

The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price. No development or commercial milestone payments have been earned or received through June 30, 2022.

7. Sale of ATOM Facility

On April 4, 2022, we completed the sale of the ATOM Facility to FDB for net proceeds of $94.8 million, after deducting transaction costs of $4.6 million and other adjustments to the purchase price. The sale resulted in a gain of $50.2 million included within Other income (expense), net for the three and six months ended June 30, 2022. As disclosed in Note 8, although we have assigned the lease for the ATOM Facility to FDB, we have not received novation from the landlord. Therefore, the lease-related assets and liabilities for the ATOM Facility remain on our balance sheet. Refer to the summary of assets sold and gain on sale of the ATOM Facility:

(in thousands)
Net proceeds from sale of ATOM Facility	$94,765

Assets sold:
Prepaid expenses and other current assets	$190
Property and equipment, net	44,299
Other assets	39
Less: Assets sold	44,528
Gain on sale of ATOM Facility	$50,237

In connection with the sale, we entered into a Transition Services Agreement ("TSA") with FDB, pursuant to which we will assist them in the transition of certain functions, including, but not limited to, information technology, finance and technical operations. FDB will reimburse us at cost for all third-party expenses incurred in conjunction with the TSA and for time incurred by our employees to satisfy requirements set forth by the TSA. The reimbursements are recorded as reductions to the related Operating expenses and the amounts associated with reimbursements for employee time incurred were not material for the three and six months ended June 30, 2022. Any amounts owed to us by FDB under the TSA as of June 30, 2022 are included in Prepaid expenses and other current assets.

8. Leases

We lease our corporate headquarters in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we are required to maintain a letter of credit in the amount of $0.1 million to the landlord.

In March 2021, we entered into a new lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term.

In February 2017, we entered into a lease agreement (the “ATOM Lease”) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as restricted cash in our consolidated balance sheet. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. At the time, Atara expected to receive novation of its obligations under the ATOM Lease. We have not received this novation and remain jointly and severally liable for the ATOM Lease. Accordingly, we reclassified the assets and liabilities related to the ATOM Lease from held for sale to their original accounts. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease and we record rental income as a reduction to rent expense within operating expenses. Rental income was not material for the three and six months ended June 30, 2022.

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

Embedded Leases

We evaluated our vendor contracts to identify embedded leases, and determined that the Fujifilm MSA contained items that constituted a lease under ASC 842, Leases, as the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for Atara’s use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years.

The maturities of lease liabilities under our operating and finance leases as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2022	$8,641	$658
2023	17,900	1,250
2024	18,035	1,242
2025	17,880	1,263
2026	16,557	1,285
Thereafter	21,409	436
Total lease payments	$100,422	$6,134
Less: amount representing interest	(25,754)	(1,329)
Present value of lease liabilities	$74,668	$4,805

Balance as of June 30, 2022
Other current liabilities	$10,669	$839
Operating lease liabilities - long-term	63,999	—
Other long-term liabilities	—	3,966
Total	$74,668	$4,805

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)			(in thousands)
Operating lease cost:
Operating lease cost	$4,299	$749	$5,646	$1,498
Short-term lease cost	41	202	267	427
Total operating lease cost	$4,340	$951	$5,913	$1,925
Finance lease cost:
Amortization expense	$286	$63	$343	$128
Interest on lease liabilities	129	8	133	18
Total finance lease cost	$415	$71	$476	$146

Other information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,372	$1,580
Operating cash flows for finance leases	133	18
Financing cash flows for finance leases	190	130

Operating lease assets obtained in exchange for lease obligations:	$50,779	$—
Finance lease assets obtained in exchange for lease obligations:	4,795	—
Weighted Average Remaining Lease Term
Operating leases	6.4 years	9.2 years
Finance leases	4.7 years	1.3 years
Weighted Average Discount Rate
Operating leases	9.9%	10.3%
Finance leases	10.4%	9.7%

9. Commitments and Contingencies

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when it is probable that the milestones will be achieved or royalties are due. As of June 30, 2022 and December 31, 2021, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “Manufacturing Agreement”) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (“CRL”) in March 2021. Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. On August 1, 2022, we entered into an amendment to the Manufacturing Agreement with CRL to extend the term of the Manufacturing Agreement until January 31, 2023. We may terminate the Manufacturing Agreement for convenience on six months’ written notice to CRL, or immediately if CRL is unable to perform the services under the Manufacturing Agreement or fails to obtain or maintain certain necessary approvals.

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into the Fujifilm MSA, which became effective upon the closing of the sale of the ATOM Facility on April 4, 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. We have certain non-cancellable minimum commitments to purchase products and services over the first five years of the Fujifilm MSA. The Fujifilm MSA does not obligate us to purchase products (if approved) and product candidates exclusively from FDB.

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

As of June 30, 2022 and December 31, 2021, there were no material amounts accrued related to contract termination charges or minimum purchase volumes not being met.

Minimum Commitments

The non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and contract manufacturing organizations, excluding those recognized on our balance sheet, as of June 30, 2022 are set forth below:

Calendar Year	Remaining Minimum Commitment as of June 30, 2022
(in thousands)
2022	$12,530
2023	19,420
2024	14,085
2025	13,308
2026	9,605
2027	3,388
Total	$72,336

We have incurred $1.7 million against the minimum commitments for the three and six months ended June 30, 2022.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2022 and December 31, 2021.

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

10. Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2022 and December 31, 2021.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of June 30, 2022, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those described above. As of June 30, 2022, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

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

During the six months ended June 30, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share, for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. As of June 30, 2022, $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreements.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (“2014 EIP”), we may grant stock options, restricted stock awards (“RSAs”) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over four years.

We have granted performance-based RSUs to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based RSUs that ultimately vests depends upon if and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

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

As of June 30, 2022, a total of 19,762,888 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,173,873 shares were available for future grant and 15,589,015 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of June 30, 2022, 5,367,281 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,624,517 shares were available for future grant and 3,742,764 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	5,592,358	$16.22
Granted	4,317,606	$9.77
Forfeited	(1,321,453)	$13.94
Vested	(1,095,077)	$17.30
Balance as of June 30, 2022	7,493,434	$12.75

As of June 30, 2022, there was $87.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 3.1 years.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Granted	3,419,668	9.35	—	—
Exercised	(10,000)	9.58	—	—
Forfeited or expired	(791,160)	22.36	—	—
Balance as of June 30, 2022	11,838,345	$17.41	7.0	$950

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2022 and the exercise price of outstanding, in-the-money options. As of June 30, 2022, there was $43.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.8 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2022:

Total Shares Reserved
2014 Equity Incentive Plan	19,762,888
2018 Inducement Plan	5,367,281
2014 Employee Stock Purchase Plan	790,455
Total reserved shares of common stock	25,920,624

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$8,993	$8,271	$17,499	$15,801
General and administrative	5,124	5,536	10,953	10,274
Total stock-based compensation expense	$14,117	$13,807	$28,452	$26,075

11. Subsequent Events

On August 8, 2022, we announced a reduction in force that will reduce our current workforce by approximately 20%. We expect to recognize approximately $6.0 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are primarily one-time termination benefits and are all cash charges. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a pioneer in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with serious diseases, including solid tumors, hematologic cancers and autoimmune disease. With our lead program in Phase 3 clinical development, we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel (tabelecleucel), is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and select emerging markets and is currently in Phase 3 development for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
•
ATA188: T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis, which is currently in Phase 2 development;
•
CAR T Programs:
o
ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform;
o
ATA2271: Autologous CAR T immunotherapy currently in Phase 1 development targeting solid tumors expressing the tumor antigen mesothelin; and
o
ATA3271: Allogeneic CAR T immunotherapy currently in preclinical development targeting mesothelin.

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. Under the terms of the Pierre Fabre Commercialization Agreement, we are currently negotiating a Manufacturing and Supply Agreement as well as a number of ancillary agreements to further advance our collaboration with Pierre Fabre.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer. On May 11, 2022, Bayer notified us of its decision to terminate the Bayer Agreements, with an effective date of September 13, 2022. On August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with Bayer which terminated the Bayer Agreements (Bayer Termination Agreement) and returned full product development rights for ATA2271 and ATA3271 to Atara effective as of July 31, 2022.

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

We also work with Charles River Laboratories (CRL) pursuant to the Manufacturing Agreement that we entered into with Cognate in December 2019. In March 2021, CRL acquired Cognate. Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. We amended the Manufacturing Agreement to extend the term until January 31, 2023.

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

•
In June 2022, we completed all six pre-approval inspections required to support the EU MAA. We continue to anticipate a decision on potential approval of the MAA in the fourth quarter of 2022.
•
In connection with a potential BLA submission for tab-cel in the United States, we have been in discussions with the FDA on the content of chemistry, manufacturing and controls (CMC) module 3, including the assessment of comparability between the product used in the pivotal ALLELE study and that intended for commercialization. Following these discussions, the FDA has recommended a potential path to a BLA submission without the need for a new clinical study. We plan to provide further guidance on progress to a possible BLA submission following further planned interactions with the FDA.
•
We plan to seek a partner for the potential commercialization of tab-cel in the U.S.
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

•
In June 2022, we completed the planned Interim Analysis (IA) of our Phase 2 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of ATA188 in patients with PPMS and SPMS (EMBOLD) and determined no sample size adjustment or modification would be made to the study.
•
The EMBOLD study has an adaptive study design with an IA occurring before enrolling patient 80 to enable an increase in sample size, if needed.
•
Based on the analysis of the EMBOLD data available at the time of the IA, there was not a sufficient dataset to draw conclusions about the predictive value of six months EDSS improvement for 12 months EDSS improvement. The Independent Data and Safety Monitoring Committee (IDSMC) believes the six-month interim endpoint may be an inaccurate measure of the potential of this intervention in this condition. The IDSMC recommended the study continue without sample size adjustment or modification.
•
Based on enrollment at the end of July, approximately 90 patients are planned to be included in the read out of the study primary endpoint of confirmed disability improvement by EDSS at 12 months. Communication of such data is planned to occur at an appropriate forum in October 2023.
•
We continue to plan for Phase 3 readiness, including interacting with the FDA based on two Fast Track designations, and further developing our proprietary large-scale bioreactor manufacturing process.
•
We plan to present new Phase 1 MRI data on regional brain volume, as well as updated OLE data planned for presentation in the fourth quarter of 2022 at an appropriate forum.

ATA3219

Our next-generation CAR T immunotherapy programs include ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, leveraging our next-generation 1XX CAR co-stimulatory signaling domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing.

•
We continue to make progress toward a fourth quarter 2022 IND filing with our ATA3219 program. Our EBV CD19 CAR T program is enriched for a memory T-cell phenotype and continues to show robust activity in preclinical studies.

ATA2271/ATA3271

Our CAR T immunotherapy pipeline also includes autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. Both programs were licensed to Bayer in December 2020, pursuant to an exclusive, field-limited license (the Bayer License Agreement). On May 11, 2022, Bayer notified us of its decision to terminate the Bayer Agreements, with an effective date of September 13, 2022. Upon termination of the agreement in September 2022, the rights and licenses granted by Atara to Bayer under the collaboration will be returned to Atara, and Atara will have full rights to continue the clinical development and future commercialization of ATA2271 and ATA3271 worldwide. On August 2, 2022, we entered into the Bayer Termination Agreement which returned full product development rights for ATA2271 and ATA3271 to Atara.

•
MSK is currently conducting an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. In February 2022, MSK notified the FDA of a fatal serious adverse event (SAE) in a patient treated in the third, higher dose cohort in this study. MSK has voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case is gathered and reviewed. The FDA notified MSK of its agreement with MSK’s decision. MSK continues to analyze the data and following the findings of MSK generated autopsy-report and correlative data analyses, we intend to continue supporting the clinical development of ATA2271 through our collaboration with MSK, and we expect MSK to share the results with the FDA when appropriate, in addition to any intended informed consent and/or protocol amendments. Subject to the outcome of this review and resumption of enrollment of new patients in this study, we expect to provide a data update from this Phase 1 study in the second half of 2022.
•
Atara has been conducting IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform. In preclinical data for ATA3271, we observed anti-tumor activity that we believe indicates functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers.
•
Following termination of the Bayer Agreements, we have paused development of ATA3271.

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

We also work with CRL pursuant to the Manufacturing Agreement that we entered into with Cognate in December 2019. In March 2021, CRL acquired Cognate. Pursuant to the Manufacturing Agreement, CRL provides manufacturing services for certain of our product candidates. We amended the Manufacturing Agreement to extend the term of the Manufacturing Agreement until January 31, 2023.

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

Our net losses were $69.6 million and $162.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $1.5 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2022, our cash, cash equivalents and short-term investments totaled $331.3 million, which we intend to use to fund our operations.

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

We expect that any revenue we generate from the Pierre Fabre Commercialization Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•
continuing to enroll patients in our Phase 3 clinical study of tab-cel for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab;
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

Gain on sale of ATOM Facility

The gain on sale of the ATOM Facility consists of the consideration received from FDB, less transaction costs and the carrying value of assets sold.

Interest and Other Income (Expense), net

Interest and other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term investments and translation gains and losses on transactions denominated in foreign currencies.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2022 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
License and collaboration revenue	$51,579	$3,870	$47,709	$58,893	$7,422	$51,471

License and collaboration revenues were $51.6 million and $58.9 million for the three and six months ended June 30, 2022, as compared to $3.9 million and $7.4 million for the three and six months ended June 30, 2021, respectively. The increases in the 2022 periods were primarily due to the termination of the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022. We anticipate that license and collaboration revenues will decrease substantially in future quarters due to the termination of the Bayer Agreements.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$10,372	$12,794	$(2,422)	$20,998	$24,747	$(3,749)
ATA188, CAR T and other program expenses	12,164	7,593	4,571	20,543	16,653	3,890
Employee and overhead expenses	42,362	48,088	(5,726)	98,320	91,134	7,186
Total research and development expenses	$64,898	$68,475	$(3,577)	$139,861	$132,534	$7,327

Tab-cel expenses were $10.4 million and $21.0 million in the three and six months ended June 30, 2022, respectively, as compared to $12.8 million and $24.7 million in the comparative 2021 periods. The decreases in the 2022 periods were primarily due to lower clinical trial and manufacturing spend.

ATA188, CAR T and other program expenses were $12.2 million and $20.5 million in the three and six months ended June 30, 2022, as compared to $7.6 million and $16.7 million in the comparative 2021 periods. The increases in 2022 were primarily due to higher ATA188 clinical trial and process development costs and an increase in pre-clinical CAR T development costs, partially offset by ATA188 Phase 2 initiation milestones for QIMR and CAR T-related license fees for MSK recorded in the 2021 period.

Employee and overhead expenses were $42.4 million and $98.3 million in the three and six months ended June 30, 2022, as compared to $48.1 million and $91.1 million in the comparative 2021 periods. The decrease in the three-month period was primarily due to lower headcount and facility costs driven by the FDB transaction. Relative to the 2021 comparative period, for the three months ended June 30, 2022, payroll and related costs decreased by $2.6 million; facility-related costs decreased by $1.6 million; and outside services costs decreased by $1.5 million. The increase in the six-month period was primarily due to transition costs related to the sale of the ATOM Facility, higher compensation-related costs from increased average headcount and higher facility-related costs, prior to the sale of the FDB transaction. Relative to the 2021 comparative period, for the six months ended June 30, 2022, payroll and related costs increased by $6.3 million; facility-related costs increased by $1.3 million; and outside services costs remained consistent.

Total research and development expenses for the six months ended June 30, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$18,813	$19,397	$(584)	$39,384	$37,135	$2,249

General and administrative expenses were $18.8 million and $39.4 million in the three and six months ended June 30, 2022, respectively, as compared to $19.4 million and $37.1 million in the comparative 2021 periods. Expenses in the three months ended June 30, 2022 were materially consistent with those for the three months ended June 30, 2021. The increase in the six-month period was primarily driven by higher compensation-related costs from increased headcount.

Total general and administrative expenses for the six months ended June 30, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement and the sale of our ATOM Facility.

In November 2021, we entered into a sales agreement (the 2021 ATM Facility) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2021 ATM Facility.

During the six months ended June 30, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. There were no sales of common stock under the 2021 ATM Facility in the three months ended June 30, 2022.

As of June 30, 2022, we have $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the agreement.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$70,688	$106,084
Short-term investments	260,623	264,984
Total cash, cash equivalents and short-term investments	$331,311	$371,068

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(148,493)	$(127,275)
Investing activities	92,041	45,388
Financing activities	21,008	5,339
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,444)	$(76,548)

Operating activities

Net cash used in operating activities was $148.5 million in the six months ended June 30, 2022 as compared to $127.3 million in the comparative 2021 period. The increase of $21.2 million was primarily due to an increase in cash operating expenses, as well as a greater reduction in net working capital, relative to the comparative period.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2022 consisted of $166.4 million received from maturities and sales of available-for-sale securities and $94.8 million in net proceeds received from the sale of the ATOM Facility, partially offset by $165.1 million used to purchase available-for-sale securities and $4.0 million in purchases of property and equipment. Net cash provided by investing activities in the comparative 2021 period consisted of $208.5 million received from maturities and sales of available-for-sale securities, partially offset by $158.9 million used to purchase available-for-sale securities and $4.3 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2022 consisted primarily of $20.5 million of net proceeds received from the ATM facilities and $1.4 million from employee stock award transactions, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the comparative 2021 period consisted primarily of $2.4 million of net proceeds received from the ATM facilities and $4.3 million from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from commercial product sales. We do not know when, or if, we will generate any revenue from commercial product sales. We do not expect to generate any revenue from commercial product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations.

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our planned operations into the first quarter of 2024. In order to complete the process of obtaining regulatory approval for any of our product candidates, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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
•
our success in establishing and maintaining commercial manufacturing relationships with CMOs;
•
the number and characteristics of product candidates that we pursue;
•
the outcome, timing and costs of seeking regulatory approvals;

•
subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates by our partners and the amount of revenues received from commercial sales of our product candidates;
•
the timing of proceeds from the Pierre Fabre Commercialization Agreement, as well as the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with contract manufacturing organizations for clinical supplies, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. Other than the changes described in Notes 8 and 9 to the Condensed Consolidated Financial Statements in Item 1, there have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2022, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from commercial product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the six months ended June 30, 2022, we reported a net loss of $69.6 million.

We do not expect to generate revenues from the commercialization of our product candidates in the near future, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our company was formed in August 2012. Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical studies, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates or arrange for a third party to do so on our behalf. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, including our next-generation CAR T programs, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be as accurate as they could be if we had a longer operating history or approved products on the market.

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

We currently have no approved products and thus have no commercial product revenues. We may never generate revenues from the sale of commercial products or achieve profitability.

To date, we have not generated any revenues from commercial product sales. Even if we are able to successfully achieve regulatory approval for our product candidates, we do not know when we will generate revenues from product sales or become profitable, if at all. Our ability to generate revenues from product sales and achieve profitability will depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability also depends on a number of additional factors, including our ability to:

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
•
establish and maintain manufacturing and commercialization relationships with reliable third parties;
•
qualify our CMOs’ manufacturing facilities such that we can maintain the supply of our products by ensuring adequate manufacturing of bulk drug substances and drug products in a manner that is compliant with global legal and regulatory requirements;
•
achieve market acceptance of our products, if any;
•
attract, hire and retain qualified personnel;
•
protect our rights in our intellectual property portfolio; and
•
find suitable commercialization partners who can obtain coverage and adequate reimbursement from third parties, including government payors, set commercially viable prices, market, sell and distribute our approved products.

Our revenues for any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and the terms and conditions of our commercialization agreement with our partner for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, our partners may not successfully commercialize our products, even if approved. The timing and amount of any milestone and royalty payments we may receive from our partners, as well as the commercial success of our products will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of our products by our partners. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

We expect that existing cash, cash equivalents and short-term investments as of June 30, 2022 will be sufficient to fund our planned operations into the first quarter of 2024. As of June 30, 2022, we had total cash, cash equivalents and short-term investments of $331.3 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than milestone and royalty payments that we may receive under Pierre Fabre Commercialization Agreement. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to the COVID-19 pandemic or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. Specifically, we plan to implement a reduction of our workforce by approximately 20% across all areas of our company, including members of management. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

Our planned workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

We plan to implement a reduction in workforce by approximately 20% across all areas of the Company, including members of management. The reduction in force reflects a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

We are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues from the sale of products, if approved, will depend heavily on the successful development and our partners' eventual commercialization of our product candidates.

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
•
establishing or making arrangements with third-party manufacturers and commercialization partners;
•
qualifying our CMOs’ manufacturing facilities for clinical and commercial manufacturing purposes;
•
developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
•
contracting with third parties for the manufacture of our product candidates at an acceptable cost;
•
contracting with third parties for commercialization of our products on terms favorable to us, if approved by applicable regulatory authorities;
•
acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;

•
our partners’ ability to obtain and maintain coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•
effectively competing with other therapies;
•
maintaining a continued acceptable benefit/risk profile of the products following approval; and
•
maintaining and growing an organization of scientists and functional experts who can develop our products and technology.

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

Our clinical trials may also be affected by health epidemics and have been affected by the ongoing and evolving COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients contract COVID-19 or are forced to quarantine. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. COVID-19-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. At the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the ongoing COVID-19 pandemic may require us to pause screening and enrollment of patients in our clinical studies. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted.

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

We do not have any products that have gained regulatory approval. Currently, our prioritized clinical-stage product candidates include ATA188 and tab-cel. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

Our partners cannot commercialize product candidates in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, our partners cannot commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Following further discussions with the FDA, the FDA is now recommending a potential pathway to BLA submission without the need for a new clinical trial with the commercial process version of tab-cel. While we continue to discuss such potential pathways with the FDA to enable filing of a BLA for tab-cel without the need for a new clinical trial, we may be unable to establish comparability to the FDA’s satisfaction or otherwise reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree with our determination that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the ongoing and evolving COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agency, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published a draft guidance document outlining its policies regarding remote regulatory assessments. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

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

Our T-cell immunotherapy product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates.

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
•
establishing favorable terms with commercialization partners that possess appropriate sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
•
developing therapies for types of diseases beyond those initially addressed by our current product candidates.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. We have previously received feedback from the FDA that an interim analysis may not be sufficient to support approval of a BLA. A marketing application based on interim data would impact the required ORR, may impact the approved indication, and may also result in post-marketing requirements that must be fulfilled. Similarly, if conditional marketing authorization is granted from the European Commission, we may be subject to ongoing obligations, including the need to provide additional clinical data at a later stage to confirm a positive benefit/risk balance.

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

If we experience delays or quality issues in the conduct, completion or termination of any clinical study of our product candidates, the approval and commercial prospects of such product candidate will be harmed, and our ability to generate product revenues from such product candidate will be delayed. In addition, any delays in completing our clinical studies will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to generate revenues. Any delays in completing our clinical studies for our product candidates may also decrease the period of commercial exclusivity. In addition, many of the factors that could cause a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates.

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

•
our commercial partners may be forced to suspend marketing of that product;
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

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to seek initial approval of tab-cel and our other oncology product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval for earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect, including if the COVID-19 pandemic and associated responses impact our ability to engage in person with key stakeholders within transplant centers. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospect.

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

Although we have obtained BTD and PRIME designation for tab-cel in the U.S. and EU, respectively, for treatment of patients with EBV+ PTLD who have failed rituximab, these designations may not lead to faster development or regulatory review and do not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel for EBV+ PTLD in the U.S. While rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval or result in approval at all. The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns that the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA in a timely manner and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

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

Designation as a breakthrough therapy is within the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures and does not assure ultimate approval by either the FDA or EMA. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened. For example, in June 2022, FDA published a draft guidance document outlining considerations for the FDA in rescinding BTD for products that no longer meet the requirements for that designation.

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

If one or more of our CMO’s facilities is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any of our CMOs’ manufacturing facilities, or the equipment in any such facilities, is either damaged or destroyed, we may not be able to quickly or inexpensively replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted disruption in operations or loss of a facility or its equipment, we may not be able to transfer manufacturing to another third party in the time required to maintain supply. Even if we could transfer manufacturing to another third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product revenues.

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

We rely on our CMOs or our partners for the current production of our product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for our product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection.

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

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by us or our CMOs.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third-party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third-party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. For example, we entered into the Fujifilm MSA and we rely on Fujifilm for the manufacture and supply of a number of our products (if approved) and product candidates. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our products (if approved) or product candidates, our operations may be adversely impacted. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third-party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We may desire to form additional strategic alliances, commercialization partnerships, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any termination of established strategic alliance agreements will terminate any potential future funding we may receive under the relevant agreements, and we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development and commercialization of the relevant product. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business. For example, effective July 31, 2022, we have terminated the Bayer Agreements pursuant to the Bayer Termination Agreement. As a result, we have assumed responsibility for the further development of ATA2271 and ATA3271 and commercialization of the resulting product until we enter into a new strategic collaboration with a new partner for ATA2271 and/or ATA3271.

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

If we are sued for infringing the intellectual property rights of third parties, the resulting litigation could be costly and time-consuming and could prevent or delay our or our partners’ development and commercialization efforts.

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

Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product candidates, programs or intellectual property. In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, or to redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. In addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business. We may also elect to enter into license agreements in order to settle patent infringement claims prior to litigation, and any of these license agreements may require us to pay royalties and other fees that could be significant. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us or our partners from developing or commercializing a product candidate or force us to cease some aspect of our business operations.

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

We hold rights under license agreements with our partners, including MSK, QIMR Berghofer and Moffitt that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product candidates and our, or our partners’ ability to commercialize the affected product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the U.S. and in other countries in which our partners seek to commercialize our products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval, and ultimately our partners’ ability to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the U.S. Third-party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third-party payors will decide with respect to coverage and reimbursement for our drug products. Our partners’ inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed and our overall financial condition.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and affect the prices for our product candidates.

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken (with the exception of a temporary suspension instituted during the COVID-19 pandemic that expired on July 1, 2022). In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have also been administrative developments in the U.S. related to drug pricing. On July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Most recently, on May 10, 2022, the Biden Administration announced a plan to combat inflation that included a call to Congress to lower prescription drug costs and health premiums by allowing Medicare to negotiate drug prices, penalizing drug companies that raise prices faster than inflation, and making other needed reforms to lower drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including TG Therapeutics’ anti-CD20 monoclonal antibody ublituximab (estimated PDUFA 12/28/2022), Merck KgaA’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, tolebrutinib and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio and Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies or if they are acquired by larger companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or noncompetitive before we can recover development and other expenses.

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

We believe that any of the product candidates we develop that are approved in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

If we are unable to enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue from the sale of our products.

In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must enter into agreements with third parties to market and sell our product. There is no guarantee that we will be able to enter into such agreements with third parties or to do so on commercially reasonable terms or in a timely manner. Any failure or delay in entering into agreements with third parties to market and sell our products, would adversely impact the commercialization of these products. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our operations successfully.

As of June 30, 2022, we had 434 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, , financial and other procedures and process to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

•
managing our preclinical and clinical studies effectively;
•
identifying, recruiting, maintaining, motivating and integrating additional employees, including the additional personnel needed to support continued development and of our product candidates;
•
managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•
improving our managerial, development, operational, information technology, and finance systems; and
•
expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical and clinical studies effectively and hire, train and integrate additional management, research and development, manufacturing and administrative personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2020 through June 30, 2022, the reported sale price of our common stock has fluctuated between $4.52 and $28.20 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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
•
announcements of the results, including safety and efficacy of our product candidates, or progress of our clinical studies;
•
results of clinical studies, including safety and efficacy, of our product candidates or those of our competitors;
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

In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources, which could result in delays of our clinical studies or our partners’ commercialization efforts.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. In the event securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

General Risk Factors

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, privacy and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and our partners begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if our partners commercially sell any products that we may develop. Product liability claims may be brought against us and our partners by subjects enrolled in our clinical studies, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or products that we may develop;
•
clinical holds or termination of clinical study sites or entire study programs;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical study participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to study subjects or patients;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations; and
•
the inability of our partners to commercialize any products that we may develop.

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

We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection, and data security. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, cause regulators to reject, limit or disrupt our clinical trial activities, result in reputational harm, lead to a loss of customers, reduce the use of our products, result in litigation and liability, and could otherwise cause a material adverse effect on our business, financial condition, and results of operations.

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

The EU GDPR also restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the U.K. (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing U.S. companies to import personal information from the EU has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in a decision by the Court of Justice of the EU (CJEU) and subsequent guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal information transferred to the U.S. and other certain jurisdictions, including in certain cases by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Similarly, the Swiss-U.S. Privacy Shield Framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the CJEU’s July 2020 decision. Moreover, new versions of the European Commission’s SCCs (new EU SCCs), now the primary mechanism for the lawful transfer of personal information from the EU have been released requiring additional compliance and implementation efforts. A new Transatlantic Data Privacy Framework has been agreed to in principle by EU and U.S. authorities, which promises to offer another mechanism for lawful international transfers of personal information. If we are unable to implement a valid solution for personal information transfers to the United States and other countries, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from the EU, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from the EU to the United States or other countries may decrease demand for our products and services as our customers that are subject to the EU GDPR may seek alternatives that do not involve personal information transfers out of the EU.

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

Further, following the United Kingdom’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the United Kingdom but who process personal information in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office has recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the U.K.; and (ii) a “U.K. addendum” to the new EU SCCs which amends the relevant provisions of such clauses to work in a U.K. context. The UK Information Commissioner’s Office is also due to publish its own form of Transfer Impact Assessment and guidelines on international transfers shortly.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states, such as Colorado, Connecticut, Utah, and Virginia, have already passed similar comprehensive privacy laws that will also go into effect in 2023, and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

We are subject to income and non-income based taxes in the U.S. and various jurisdictions outside the U.S. Our business and financial condition could be adversely affected by changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, changes in accounting principles, applicability of withholding taxes, and changes to our business operations. For example, U.S. legislations such as the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and the American Rescue Act, made significant changes to the corporate tax rate, the potential realization of net deferred tax assets relating to our operations, taxation of foreign earnings, and deductibility of expenses, and could have a material impact on our financial position or results of operations.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	S-1	333-196936	3.4	6/20/2014
10.1	Amendment No. 2 to Commercial Manufacturing Services Agreement dated as of May 31, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.					X

10.2	Atara Biotherapeutics, Inc. Third Amended and Restated 2018 Inducement Plan	S-8	333-266288	4.3	7/22/2022

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.					X

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
Date: August 8, 2022

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)