Form 10-Q
period 2022-09-30
Atara Biotherapeutics, Inc.
filed 2022-11-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36548

ATARA BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-0920988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2380 Conejo Spectrum Street, Suite 200 Thousand Oaks, CA	91320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 623-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ATRA	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2022 was 94,878,670 shares.

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
•
our Master Services and Supply Agreement and related transactions with FUJIFILM Diosynth Biotechnologies California, Inc.;
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
•
our ability to have our product candidates manufactured for our clinical studies or, if approved, for commercial sale;
•
the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•
the impact of our reduction in workforce on our ability to attract and retain qualified personnel and to our business, operations and financial condition;
•
our ability to have manufactured approved products at commercially reasonable values; and
•
timing and costs related to qualification of our contract manufacturing organizations’ (CMO) manufacturing facilities for commercial production.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the COVID-19 pandemic, which may significantly impact (i) our business, research, clinical development plans and operations, including our operations in Southern California and Colorado and at our clinical trial sites, as well as the business or operations of our third-party manufacturers, contract research organizations or other third parties with whom we conduct business, (ii) our ability to access capital, and (iii) the value of our common stock; the sufficiency of our cash resources and need for additional capital, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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

•
our workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business; and
•
we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product candidates.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,114	$106,084
Short-term investments	200,290	264,984
Restricted cash	1,346	194
Accounts receivable	249	986
Prepaid expenses and other current assets	16,047	12,373
Total current assets	283,046	384,621
Property and equipment, net	7,270	53,780
Operating lease assets	70,834	26,159
Restricted cash - long-term	—	1,200
Other assets	7,166	2,367
Total assets	$368,316	$468,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,296	$17,368
Accrued compensation	17,605	25,150
Accrued research and development expenses	17,868	13,451
Deferred revenue	2,662	40,760
Other current liabilities	22,813	9,057
Total current liabilities	72,244	105,786
Deferred revenue - long-term	42,338	55,708
Operating lease liabilities - long-term	61,072	25,518
Other long-term liabilities	5,549	1,501
Total liabilities	181,203	188,513

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2022 and December 31, 2021; 94,879 and 91,671 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	1,808,515	1,744,695
Accumulated other comprehensive (loss) income	(2,959)	(368)
Accumulated deficit	(1,618,452)	(1,464,722)
Total stockholders’ equity	187,113	279,614
Total liabilities and stockholders’ equity	$368,316	$468,127

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and collaboration revenue	$4,459	$5,370	$63,352	$12,792
Operating expenses:
Research and development	70,157	70,333	210,018	202,867
General and administrative	18,924	19,849	58,308	56,984
Total operating expenses	89,081	90,182	268,326	259,851
Loss from operations	(84,622)	(84,812)	(204,974)	(247,059)
Other income (expense), net:
Gain on sale of ATOM Facility (See Note 7)	—	—	50,237	—
Interest and other income (expense), net	541	148	1,017	283
Total other income (expense), net	541	148	51,254	283
Loss before provision for income taxes	(84,081)	(84,664)	(153,720)	(246,776)
Provision for income taxes	10	—	10	16
Net loss	$(84,091)	$(84,664)	$(153,730)	$(246,792)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	(341)	(38)	(2,591)	(272)
Comprehensive loss	$(84,432)	$(84,702)	$(156,321)	$(247,064)

Basic and diluted loss per common share	$(0.82)	$(0.90)	$(1.51)	$(2.67)

Basic and diluted weighted-average shares outstanding	102,423	93,602	101,590	92,411

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net loss	—	—	—	—	(88,105)	(88,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316
RSU settlements, net of shares withheld	647	—	(3)	—	—	(3)
Issuance of common stock pursuant to employee stock awards	303	—	1,309	—	—	1,309
Stock-based compensation expense	—	—	14,117	—	—	14,117
Net income	—	—	—	—	18,466	18,466
Unrealized gain (loss) on available-for-sale securities	—	—	—	(726)	—	(726)
Balance as of June 30, 2022	94,356	$9	$1,794,449	$(2,618)	$(1,534,361)	$257,479
RSU settlements, net of shares withheld	517	—	(4)	—	—	(4)
Issuance of common stock pursuant to employee stock awards	6	—	47	—	—	47
Stock-based compensation expense	—	—	14,023	—	—	14,023
Net loss	—	—	—	—	(84,091)	(84,091)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(341)	—	(341)
Balance as of September 30, 2022	94,879	$9	$1,808,515	$(2,959)	$(1,618,452)	$187,113

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2021	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	83,372	$8	$1,586,616	$296	$(1,124,581)	$462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $139	146	—	2,382	—	—	2,382
RSU settlements, net of shares withheld	449	—	(1,231)	—	—	(1,231)
Issuance of common stock pursuant to employee stock awards	108	—	1,749	—	—	1,749
Stock-based compensation expense	—	—	12,268	—	—	12,268
Net loss	—	—	—	—	(78,335)	(78,335)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(135)	—	(135)
Balance as of March 31, 2021	84,075	$8	$1,601,784	$161	$(1,202,916)	$399,037
RSU settlements, net of shares withheld	423	—	(13)	—	—	(13)
Issuance of common stock pursuant to employee stock awards	256	—	2,599	—	—	2,599
Stock-based compensation expense	—	—	13,807	—	—	13,807
Net loss	—	—	—	—	(83,793)	(83,793)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(99)	—	(99)
Balance as of June 30, 2021	84,754	$8	$1,618,177	$62	$(1,286,709)	$331,538
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,249	3,259	1	48,700	—	—	48,701
RSU settlements, net of shares withheld	306	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	68	—	842	—	—	842
Stock-based compensation expense	—	—	13,762	—	—	13,762
Net loss	—	—	—	—	(84,664)	(84,664)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(38)	—	(38)
Balance as of September 30, 2021	88,387	$9	$1,681,481	$24	$(1,371,373)	$310,141

See accompanying notes.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(153,730)	$(246,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	(50,237)	—
Stock-based compensation expense	42,475	39,837
Depreciation and amortization expense	4,398	6,857
Amortization of investment premiums	974	1,251
Non-cash operating lease expense	6,103	1,275
Asset retirement obligation accretion expense	70	64
Changes in operating assets and liabilities:
Accounts receivable	737	1,250
Prepaid expenses and other current assets	(3,903)	10,841
Other assets	(139)	27
Accounts payable	(4,760)	8,710
Accrued compensation	(7,545)	(1,318)
Accrued research and development expenses	4,417	(5,839)
Other current liabilities	5,595	1,859
Deferred revenue	(51,468)	(3,182)
Operating lease liabilities	(6,781)	(1,294)
Other long-term liabilities	244	201
Net cash used in operating activities	(213,550)	(186,253)
Investing activities
Purchases of short-term investments	(181,164)	(224,754)
Proceeds from maturities and sales of short-term investments	242,293	279,450
Purchases of property and equipment	(4,156)	(8,114)
Net proceeds from sale of ATOM Facility	94,765	—
Net cash provided by investing activities	151,738	46,582
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	20,516	48,739
Proceeds from employee stock awards	1,452	5,190
Taxes paid related to net share settlement of restricted stock units	(623)	(1,244)
Principal payments on finance lease obligations	(396)	(192)
Other financing activities, net	(155)	(17)
Net cash provided by financing activities	20,794	52,476
Decrease in cash, cash equivalents and restricted cash	(41,018)	(87,195)
Cash, cash equivalents and restricted cash at beginning of period	107,478	201,798
Cash, cash equivalents and restricted cash at end of period	$66,460	$114,603
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$35	$1,858
Proceeds from issuance of common stock through ATM facilities not yet received	$—	$2,344
Supplemental cash flow disclosure
Cash paid for interest	$256	$25
Cash paid for income taxes	$19	$16

See accompanying notes.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business

Atara Biotherapeutics, Inc. (“Atara”, “we”, “our” or “the Company”) was incorporated in August 2012 in Delaware. Atara is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr Virus (“EBV”) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), is currently in Phase 3 development and has received the positive opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”). In October 2021, we entered into a commercialization agreement (“Pierre Fabre Commercialization Agreement”) with Pierre Fabre Medicament (“Pierre Fabre”), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the “Territory”), following regulatory approval. Atara retains full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Note 6 for further information.

In December 2020, we entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated under the Bayer License Agreement and to further advance our collaboration, we entered into (i) a Manufacturing and Supply Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the “Bayer Agreements”). In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with Bayer which terminated the Bayer Agreements (the “Bayer Termination Agreement”) and returned full product development and commercialization rights related to ATA2271 and ATA3271 to us, effective as of July 31, 2022. See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (“Moffitt”), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 10 for further information.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (“FDB”) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (“ATOM Facility”) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the “Fujifilm Transaction”). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time 136 of our ATOM Facility employees transitioned to FDB as part of the transaction. We also entered into a Master Services and Supply Agreement and related Statements of Work with FDB (collectively the “Fujifilm MSA”) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See Notes 7, 8 and 10 for further information.

In August 2022, we announced a reduction in force that reduced our workforce by approximately 20%. We expect to recognize $6.3 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are primarily one-time termination benefits and are all cash charges. Refer to Note 9 for further information.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2022, together with certain anticipated cash inflows related to the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the uncertainties inherent in the Company’s future operations and in our ability to obtain additional funding may raise substantial doubt about our ability to continue as a going concern in future reporting periods. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining additional funding on terms acceptable to the Company, if at all. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

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

Potential dilutive securities, which include unvested restricted stock units (“RSUs”), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted net loss per common share if the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of September 30,
	2022	2021
Unvested RSUs	7,915,826	4,817,939
Vested and unvested options	10,954,723	9,333,994
ESPP share purchase rights	264,967	101,504
Total	19,135,516	14,253,437

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$50,203	$—	$—	$50,203
U.S. Treasury obligations	Level 2	84,198	1	(691)	83,508
Government agency obligations	Level 2	14,628	—	(124)	14,504
Corporate debt obligations	Level 2	102,579	2	(2,016)	100,565
Commercial paper	Level 2	7,982	—	—	7,982
Asset-backed securities	Level 2	8,003	—	(131)	7,872
Total available-for-sale securities		267,593	3	(2,962)	264,634
Less: amounts classified as cash equivalents		(64,344)	—	—	(64,344)
Amounts classified as short-term investments		$203,249	$3	$(2,962)	$200,290

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$89,738	$—	$—	$89,738
U.S. Treasury obligations	Level 2	111,832	1	(138)	111,695
Government agency obligations	Level 2	21,346	—	(23)	21,323
Corporate debt obligations	Level 2	99,757	6	(190)	99,573
Commercial paper	Level 2	36,993	—	—	36,993
Asset-backed securities	Level 2	10,174	1	(25)	10,150
Total available-for-sale securities		369,840	8	(376)	369,472
Less: amounts classified as cash equivalents		(104,488)	—	—	(104,488)
Amounts classified as short-term investments		$265,352	$8	$(376)	$264,984

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2022		As of December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$223,910	$222,389	$278,457	$278,354
Maturing in one to five years	43,683	42,245	91,383	91,118
Total available-for-sale securities	$267,593	$264,634	$369,840	$369,472

We considered the current and expected future global economic and market conditions, including the COVID-19 pandemic and the war in Ukraine, and determined that our investments have not been significantly impacted. As of September 30, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the nine months ended September 30, 2022 and 2021, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in prepaid expenses and other current assets, separate from short-term investments on our condensed consolidated balance sheet. As of September 30, 2022 and December 31, 2021, accrued interest receivable was $0.8 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the nine months ended September 30, 2022 and 2021.

In addition, restricted cash collateralized by money market funds is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy. As of September 30, 2022 and December 31, 2021, restricted cash was $1.3 million and $1.4 million, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$65,114	$106,084
Restricted cash - short term	1,346	194
Restricted cash - long term	—	1,200
Total cash, cash equivalents and restricted cash	$66,460	$107,478

5.
Property and Equipment

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$1,415	$50,142
Lab equipment	15,098	14,060
Machinery and equipment	600	5,228
Computer equipment and software	1,172	4,245
Furniture and fixtures	1,297	2,518
Construction in progress	35	6,325
Property and equipment, gross	19,617	82,518
Less: accumulated depreciation and amortization	(12,347)	(28,738)
Property and equipment, net	$7,270	$53,780

Depreciation and amortization expense was $1.4 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $4.4 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively.

6.
Out-license Agreements

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Territory following regulatory approval. Atara retains full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the “PF Amendment”). Under the terms of the PF Amendment, following European Commission approval of tab-cel for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (“MAA”) transfer to Pierre Fabre, we will be entitled to receive an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel in the Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

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

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in the fourth quarter of 2021. We are also entitled to receive an aggregate of up to $348.0 million in milestone payments upon achieving certain regulatory and commercial milestones. In addition, we are eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

We are negotiating a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture tab-cel for Pierre Fabre to use in the Territory based on a fixed price through December 31, 2023 and cost plus a margin post January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with tab-cel for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of tab-cel in the Territory. Following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party contract manufacturing organization (“CMO”), and Pierre Fabre may also elect to directly assume the manufacturing responsibility and receive the related manufacturing technology.

We are also responsible for cell selection services at our cost for a certain period of time unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date. After this period of time, if we agree to continue to provide cell selection services, it shall be at the sole expense of Pierre Fabre.

We have formed a joint steering committee with Pierre Fabre that provides oversight, decision making and implementation guidance regarding the commercialization activities covered under the agreement.

Under the Pierre Fabre Commercialization Agreement, in order to evaluate the appropriate transaction price, we determined that the $45 million upfront payment, constituted the entire consideration to be included in the transaction price at the outset of the arrangement. Revenue associated with the upfront fee for the single performance obligation will be deferred until the initial delivery of services related to the manufacture and supply and cell selection and then recognized over the period during which Pierre Fabre’s material right to these services exists. The $45.0 million upfront fee is recorded as deferred revenue as of September 30, 2022, of which $2.7 million is included in current liabilities and $42.3 million is included in long-term liabilities, and we expect to recognize this revenue over the next 12 years.

The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price. No development or commercial milestone payments have been earned or received through September 30, 2022.

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

Bayer Agreements Termination and Revenue Recognition

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Bayer Termination Agreement with an effective date of July 31, 2022. Upon the termination effective date, full product development rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $4.2 million and $61.8 million for the three and nine months ended September 30, 2022, respectively, under the Bayer Agreements and Bayer Termination Agreement. For the three and nine months ended September 30, 2021, we recognized license and collaboration revenue of $5.4 million and $12.8 million, respectively, under the Bayer Agreements. There was no deferred revenue related to the Bayer Agreements as of September 30, 2022, compared to $51.5 million as of December 31, 2021. No development or sales-based milestone payments have been earned or received.

7.
Sale of ATOM Facility

On April 4, 2022, we completed the sale of the ATOM Facility to FDB for net proceeds of $94.8 million, after deducting transaction costs of $4.6 million and other adjustments to the purchase price. The sale resulted in a gain of $50.2 million included within Other income (expense), net for the three and nine months ended September 30, 2022. As disclosed in Note 8, although we have assigned the lease for the ATOM Facility to FDB, we have not received novation from the landlord. Therefore, the lease-related assets and liabilities for the ATOM Facility remain on our balance sheet. Refer to the summary of assets sold and gain on sale of the ATOM Facility:

(in thousands)
Net proceeds from sale of ATOM Facility	$94,765

Assets sold:
Prepaid expenses and other current assets	$190
Property and equipment, net	44,299
Other assets	39
Less: Assets sold	44,528
Gain on sale of ATOM Facility	$50,237

In connection with the sale, we entered into a Transition Services Agreement (“TSA”) with FDB, pursuant to which we are assisting them in the transition of certain functions, including, but not limited to, information technology, finance and technical operations. FDB will reimburse us at cost for all third-party expenses incurred in conjunction with the TSA and for time incurred by our employees to satisfy requirements set forth by the TSA. The reimbursements are recorded as reductions to the related Operating expenses and the amounts associated with reimbursements for employee time incurred were not material for the three and nine months ended September 30, 2022. Any amounts owed to us by FDB under the TSA as of September 30, 2022 are included in Prepaid expenses and other current assets.

8.
Leases

We lease office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we are required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement for this office space. The sub-lease term commenced in November 2022 and expires in April 2025, with no option to extend the sub-lease term. Subsequently, we have moved our corporate headquarters to our office space in Thousand Oaks, California. In November 2018, we entered into a lease agreement for this office space that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term.

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

In February 2017, we entered into a lease agreement (the “ATOM Lease”) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In connection with the lease, we were required to issue a letter of credit in the amount of $1.2 million to the landlord, which is recorded as restricted cash in our consolidated balance sheet. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease and we record rental income as a reduction to rent expense within operating expenses. Rental income was not material for the three and nine-months ended September 30, 2022.

We evaluated our vendor contracts to identify embedded leases and determined that the Fujifilm MSA contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for Atara’s use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years.

The maturities of lease liabilities under our operating and finance leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2022	$4,246	$329
2023	17,900	1,250
2024	18,035	1,242
2025	17,880	1,263
2026	16,557	1,285
Thereafter	21,409	436
Total lease payments	$96,027	$5,805
Less: amount representing interest	(23,929)	(1,206)
Present value of lease liabilities	$72,098	$4,599

Balance as of September 30, 2022
Other current liabilities	$11,026	$837
Operating lease liabilities - long-term	61,072	—
Other long-term liabilities	—	3,762
Total	$72,098	$4,599

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)			(in thousands)
Operating lease cost:
Operating lease cost	$4,299	$998	$9,945	$2,496
Short-term lease cost	79	202	345	629
Total operating lease cost	$4,378	$1,200	$10,290	$3,125
Finance lease cost:
Amortization expense	$265	$59	$608	$187
Interest on lease liabilities	123	7	256	25
Total finance lease cost	$388	$66	$864	$212

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,504	$2,515
Operating cash flows for finance leases	256	25
Financing cash flows for finance leases	396	192

Operating lease assets obtained in exchange for lease obligations:	$50,779	$13,427
Finance lease assets obtained in exchange for lease obligations:	4,795	—
Weighted Average Remaining Lease Term
Operating leases	6.2 years	9.7 years
Finance leases	4.5 years	1.2 years
Weighted Average Discount Rate
Operating leases	9.9%	9.7%
Finance leases	10.4%	9.6%

9.
Restructuring

On August 8, 2022, we announced a strategic reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction is expected to include total restructuring charges of $6.3 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the costs are cash expenditures and primarily represent one-time termination benefits.

We recorded the following restructuring charges associated with the reduction in force:

Three and Nine Months Ended September 30,
2022
(in thousands)

Research and development expense	$2,710
General and administrative expense	3,180
Total restructuring charges	$5,890

The following restructuring liability activity was recorded in connection with the reduction in force for the three and nine months ended September 30, 2022, of which $4.0 million is included within Other current liabilities and $0.1 million is included in Other long-term liabilities on the accompanying condensed consolidated balance sheet:

As of September 30, 2022
Liability balance, January 1, 2022	$—
Total restructuring charges	5,890
Cash payments	(1,806)
Liability balance, September 30, 2022	$4,084

10.
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

Other In-license and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our next-generation CAR T programs from Moffitt Cancer Center in August 2018, and we agreed to collaborate through sponsored research in connection with each of these licenses. We also licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. As of September 30, 2022 and December 31, 2021, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for clinical supplies, and with other vendors for pre-clinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice.

As of September 30, 2022 and December 31, 2021, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

The non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs, excluding those recognized on our balance sheet, as of September 30, 2022 are set forth below:

Calendar Year	Remaining Minimum Commitment as of September 30, 2022
(in thousands)
2022	$4,185
2023	19,420
2024	14,085
2025	13,308
2026	9,605
2027	3,388
Total	$63,991

We have incurred $8.3 and $10.0 million against the minimum commitments for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, we have accrued $6.0 million in research and development expenses related to minimum purchase commitments. As of December 31, 2021, no material such amounts were accrued.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we believe the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2022 and December 31, 2021.

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

11.
Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2022 and December 31, 2021.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of September 30, 2022, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

In the second and fourth quarters of 2020, we issued and sold pre-funded warrants to purchase 2,866,961 and 2,040,816 shares of common stock, respectively, in underwritten public offerings pursuant to a shelf registration on Form S-3, with terms similar to those described above. As of September 30, 2022, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

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

There were no sales of common stock under the 2021 ATM Facility in the three months ended September 30, 2022. During the nine months ended September 30, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share, for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us. As of September 30, 2022, $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

As of September 30, 2022, a total of 19,345,402 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,782,578 shares were available for future grant and 15,562,824 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of September 30, 2022, 5,262,428 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,597,537 shares were available for future grant and 3,664,891 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	5,592,358	$16.22
Granted	5,596,877	$8.53
Forfeited	(1,651,365)	$13.80
Vested	(1,612,294)	$16.03
Balance as of September 30, 2022	7,925,576	$11.33

As of September 30, 2022, there was $80.6 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Granted	3,533,596	9.17	—	—
Exercised	(15,989)	8.96	—	—
Forfeited or expired	(1,435,305)	22.23	—	—
Balance as of September 30, 2022	11,302,139	$17.01	6.9	$92

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2022 and the exercise price of outstanding, in-the-money options. As of September 30, 2022, there was $37.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2022:

Total Shares Reserved
2014 Equity Incentive Plan	19,345,402
2018 Inducement Plan	5,262,428
2014 Employee Stock Purchase Plan	790,455
Total reserved shares of common stock	25,398,285

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$7,986	$7,816	$24,361	$23,617
General and administrative	6,037	5,946	18,114	16,220
Total stock-based compensation expense	$14,023	$13,762	$42,475	$39,837

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development has received the positive opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA), we are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

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

In addition to the aforementioned strategic priorities, we also have a number of clinical and preclinical programs, including ATA2271, an autologous CAR T immunotherapy currently in Phase 1 development targeting solid tumors expressing the tumor antigen mesothelin; and ATA3271, an allogeneic CAR T immunotherapy currently in preclinical development targeting mesothelin.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. Our contract manufacturing organizations (CMOs) have completed commercial production qualification activities for tab-cel or are currently in the process of completing commercial production qualification activities for tab-cel while we build inventory according to our commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. Under the terms of the Pierre Fabre Commercialization Agreement, we are currently negotiating a Manufacturing and Supply Agreement as well as a number of ancillary agreements to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement to receive an additional $30 million milestone payment from Pierre Fabre following European Commission (EC) approval of tab-cel for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel in the Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the

Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer. In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with Bayer which terminated the Bayer Agreements (Bayer Termination Agreement) and returned full product development rights for ATA2271 and ATA3271 to Atara effective as of July 31, 2022.

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

On August 8, 2022, the Company announced a reduction in workforce of approximately 20% of its workforce to focus our activities as a leaner organization centered on research and development to further advance the Company's innovative pipeline, while reducing cash burn. The workforce reduction is expected to include total restructuring charges of approximately $6.3 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage over a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the severance costs represent cash expenditures.

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

•
In October 2022, we received a positive opinion from the EMA’s CHMP for Ebvallo™ (tab-cel) as a monotherapy treatment of adult and pediatric patients two years of age and older with EBV+ PTLD. With the CHMP positive opinion, we expect the European Commission’s (EC) decision on potential approval of the Ebvallo™ MAA by the end of 2022. In October 2022, we filed the MAA with the Medicines and Healthcare Products Regulatory Authority (MHRA) in the United Kingdom (UK) and anticipate a decision on the potential approval of the MAA in the UK by the end of 2022.
•
We recently had a meeting with the Food and Drug Administration (FDA) which culminated in clear guidance and agreement on specific chemistry, manufacturing, and controls (CMC) module 3 requirements for a potential biologics license application (BLA) submission. A new meeting with the FDA is planned to discuss and potentially align on clinical data package requirements to prepare for a pre-BLA meeting.

•
We plan to present updated interim analysis and safety results from the ALLELE study and updated efficacy and safety data from two single-center, open-label studies, and multicenter expanded access program in patients with EBV+ Leiomysosarcomas at the 2022 American Society of Hematology Annual Meeting in December 2022.
•
We continue to seek a partner for the potential commercialization of tab-cel in the U.S.
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

ATA188

We continue to progress our development of ATA188, which has received fast track designation from the FDA for treatment of primary progressive multiple sclerosis (PPMS) and secondary progressive multiple sclerosis (SPMS), an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS).

•
Based on enrollment in our Phase 2 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of ATA188 in patients with PPMS and SPMS (EMBOLD) at the end of July, approximately 90 patients are planned to be included in the read out of the study primary endpoint of confirmed disability improvement of Expanded Disability Status Scale (EDSS) at 12 months. Communication of such data is planned to occur at an appropriate forum in October 2023.
•
We continue to plan for Phase 3 readiness, including interacting with the FDA based on two fast track designations, and further developing our proprietary large-scale bioreactor manufacturing process.
•
In October 2022, we presented new magnetic resonance imaging (MRI) biomarker imaging and open-label extension (OLE) clinical data from the Phase 1 study of ATA188 in progressive MS at the 2022 European Committee for Treatment and Research In Multiple Sclerosis (ECTRIMS) conference.

ATA3219

Our next-generation CAR T immunotherapy programs include ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, leveraging our next-generation 1XX CAR co-stimulatory signaling domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing.

•
We continue to progress and optimize the ATA3219 manufacturing process for scale-up. We anticipate filing an IND for the ATA3219 program in the second quarter of 2023 following completion of process optimization and manufacturing runs in the GMP manufacturing suites of our CMO. Our EBV CD19 CAR T program is enriched for a memory T-cell phenotype and continues to show robust activity in preclinical studies.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs.

Our CAR T immunotherapy pipeline also includes autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. Both programs were licensed to Bayer in December 2020, pursuant to an exclusive, field-limited license (the Bayer License Agreement). In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements and on August 2, 2022, we entered into the Bayer Termination Agreement which returned full product development and commercialization rights for ATA2271 and ATA3271 to us effective July 31, 2022.

•
MSK is currently conducting an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. In February 2022, MSK notified the FDA of a fatal serious adverse event (SAE) in a patient treated in the third, higher dose cohort in this study. MSK voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case was gathered and reviewed. MSK communicated their assessment to the FDA, following which enrollment in this study recently resumed after the voluntary pause.

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

We are also collaborating with Moffitt to develop ATA2431, a multi-targeted CAR T immunotherapy targeting B-cell malignancies. We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Manufacturing

On January 26, 2022, we entered into an asset purchase agreement with FDB, and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the ATOM Facility for $100 million in cash, pursuant to the Fujifilm Transaction. The closing of the Fujifilm Transaction occurred on April 4, 2022. We also entered into the Fujifilm MSA which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products (if approved) and product candidates exclusively from FDB. We currently have sufficient tab-cel drug product inventory on hand to supply commercial demand, if approved and subject to the specifications set forth in such approval, for at least 12 months.

We also work with CRL to provide manufacturing services for certain of our product candidates pursuant to the Manufacturing Agreement that we entered into with Cognate in December 2019. In March 2021, CRL acquired Cognate. We amended the Manufacturing Agreement to extend the term of the Manufacturing Agreement until January 31, 2023.

COVID-19 Business Update

We continue to closely monitor the impact of the ongoing and evolving COVID-19 pandemic on our business and operations and have taken steps designed to ensure the health and safety of our employees, staff, clinical site staff and patients and to maintain business continuity. We have transitioned a portion of our workforce to a remote, work-from-home model, while maintaining essential in-person laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

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

Our net losses were $153.7 million and $246.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $1.6 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2022, our cash, cash equivalents and short-term investments totaled $265.4 million, which we intend to use to fund our operations.

Revenues

We have never generated revenues from the commercial sale of products and have incurred losses since inception. We do not expect to receive any revenue from product sales unless and until we obtain regulatory approval for and commercialize one of our current or future product candidates. Our revenues to date are derived solely from agreements with Bayer and Pierre Fabre, primarily related to upfront license fees, fees for research, process development and translational activities and technology transfer fees.

We expect that any revenue we generate from the Pierre Fabre Commercialization Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies, including expenses incurred under agreements with CMOs; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2022 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
License and collaboration revenue	$4,459	$5,370	$(911)	$63,352	$12,792	$50,560

License and collaboration revenues were $4.5 million and $63.4 million for the three and nine months ended September 30, 2022, as compared to $5.4 million and $12.8 million for the three and nine months ended September 30, 2021, respectively. The revenues for the three-month period remained materially consistent with the comparative period. The increase in the nine-month period was primarily due to the termination of the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022. We anticipate that license and collaboration revenues will decrease substantially in future quarters due to the termination of the Bayer Agreements.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
Tab-cel® expenses	$8,644	$12,127	$(3,483)	$29,642	$36,874	$(7,232)
ATA188, CAR T and other program expenses	11,690	7,481	4,209	32,233	24,134	8,099
Employee and overhead expenses	49,823	50,725	(902)	148,143	141,859	6,284
Total research and development expenses	$70,157	$70,333	$(176)	$210,018	$202,867	$7,151

Tab-cel expenses were $8.6 million and $29.7 million in the three and nine months ended September 30, 2022, respectively, as compared to $12.1 million and $36.9 million in the comparative 2021 periods. The decreases in the 2022 periods were primarily due to lower clinical trial and filing readiness activities.

ATA188, CAR T and other program expenses were $11.7 million and $32.2 million in the three and nine months ended September 30, 2022, as compared to $7.5 million and $24.1 million in the comparative 2021 periods. The increase in the three-month period was primarily due to higher ATA188 clinical trial and manufacturing costs and an increase in ATA3219 CAR T clinical manufacturing, partially offset by lower ATA3271 costs due to us putting the program on pause. The increase in the nine-month period was mainly driven by higher ATA188 clinical trial and manufacturing costs, partially offset by ATA188 Phase 2 initiation milestones for QIMR and CAR T-related license fees for MSK recorded in the 2021 comparative period.

Employee and overhead expenses were $49.8 million and $148.1 million in the three and nine months ended September 30, 2022, as compared to $50.7 million and $141.9 million in the comparative 2021 periods. The expenses in the three-month period remained materially consistent with the comparative period; lower headcount and facility costs due to the sale of the ATOM facility were partially offset by expense recorded for minimum purchase commitments and termination benefit expenses recorded in the third quarter of 2022 as a result of the August 2022 reduction in force. Relative to the 2021 comparative period, for the three months ended September 30, 2022, payroll and related costs decreased by $4.1 million; facility-related costs decreased by $1.7 million; and outside services costs increased by $4.9 million. The increase in the nine-month period was primarily due to termination benefit expenses recorded in the third quarter of 2022 as a result of the August 2022 reduction in force, expense recorded for minimum purchase commitments and higher average headcount in the first part of the year, partially offset by lower headcount and facility costs due to the sale of the ATOM facility. Relative to the 2021 comparative period, for the nine months ended September 30, 2022, payroll and related costs increased by $2.2 million; facility-related costs remained materially consistent; and outside services costs increased by $4.4 million.

Total research and development expenses for the three and nine months ended September 30, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$18,924	$19,849	$(925)	$58,308	$56,984	$1,324

General and administrative expenses were $18.9 million and $58.3 million in the three and nine months ended September 30, 2022, respectively, as compared to $19.8 million and $57.0 million in the comparative 2021 periods. Expenses in the three months ended September 30, 2022 decreased primarily due to a reduction of US tab-cel commercial activities, partially offset by termination benefit expenses recorded in the third quarter of 2022 as a result of the August 2022 reduction in force. The nine-month period increased primarily due to termination benefit expenses recorded as a result of the August 2022 reduction in force, partially offset by lower average headcount when compared to that of the 2021 period.

Total general and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were not significantly impacted as a result of the COVID-19 pandemic.

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

There were no sales of common stock under the 2021 ATM Facility in the three months ended September 30, 2022. During the nine months ended September 30, 2022, we sold an aggregate of 1,319,878 shares of common stock under the 2021 ATM Facility, at an average price of $15.88 per share for gross proceeds of $21.0 million and net proceeds of $20.5 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2022, we have $57.4 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception. We do not expect to receive any revenues from the sale of products unless and until we obtain regulatory approval for the commercialization of any of our product candidates. As such, we anticipate that we will continue to incur losses in the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other commercialization, collaboration, strategic alliance and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2021 ATM Facility, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$65,114	$106,084
Short-term investments	200,290	264,984
Total cash, cash equivalents and short-term investments	$265,404	$371,068

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(213,550)	$(186,253)
Investing activities	151,738	46,582
Financing activities	20,794	52,476
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,018)	$(87,195)

Operating activities

Net cash used in operating activities was $213.6 million in the nine months ended September 30, 2022 as compared to $186.3 million in the comparative 2021 period. The increase of $27.3 million was primarily due a greater reduction in net working capital, relative to the comparative period.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2022 consisted of $242.3 million received from maturities and sales of available-for-sale securities and $94.8 million in net proceeds received from the sale of the ATOM Facility, partially offset by $181.2 million used to purchase available-for-sale securities and $4.2 million in purchases of property and equipment. Net cash provided by investing activities in the comparative 2021 period consisted of $279.5 million received from maturities and sales of available-for-sale securities, partially offset by $224.8 million used to purchase available-for-sale securities and $8.1 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2022 consisted primarily of $20.5 million of net proceeds received from the ATM facilities and $1.5 million from employee stock award transactions, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs. Net cash provided by financing activities in the comparative 2021 period consisted primarily of $48.7 million of net proceeds received from the ATM facilities and $5.2 million from employee stock award transactions, partially offset by $1.2 million of taxes paid related to the net share settlement of RSUs.

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

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with certain anticipated cash inflows related to the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the first quarter of 2024. In order to complete the process of obtaining regulatory approval for our current product candidates, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing.

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
•
the timing of proceeds from the Pierre Fabre Commercialization Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, consulting or other arrangements that we may establish;
•
the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;
•
the extent to which we in-license or acquire other products and technologies; and
•
the timing of the qualification of our CMOs’ manufacturing facilities.

Until we are able to generate a sufficient amount of net cash inflows from operations, which we may never do, meeting our long-term capital requirements is in large part reliant on access to public and private equity and debt capital markets, augmented by cash generated from operations and interest income earned on the investment of our cash balances. We expect to continue to seek access to the equity and debt capital markets to support our development efforts and operations. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. Other than the changes described in Notes 8 and 10 to the Condensed Consolidated Financial Statements in Item 1, there have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2022, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from commercial product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the nine months ended September 30, 2022, we reported a net loss of $153.7 million.

We do not expect to generate significant revenues from the commercialization of our product candidates in the near future, if at all. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of change of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 2 or Phase 3 clinical studies, obtain regulatory approval, consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates or arrange for a third party to do so on our behalf. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, including our next-generation CAR T programs, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may not be as accurate as they could be if we had approved products on the market.

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

We expect that existing cash, cash equivalents and short-term investments as of September 30, 2022, together with certain anticipated cash inflows related to the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the first quarter of 2024. As of September 30, 2022, we had total cash, cash equivalents and short-term investments of $265.4 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the Pierre Fabre Commercialization Agreement. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to the COVID-19 pandemic, rising inflationary pressures, the ongoing Russian invasion of Ukraine or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

Our announced workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we announced a reduction in workforce by approximately 20% across all areas of our company, including members of management. The reduction in force reflects a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

There can be no assurance that we will achieve all of the anticipated benefits of the Fujifilm Transaction and we could face unanticipated challenges.

We may not realize some or all of the anticipated benefits from the Fujifilm Transaction and we may encounter post-closing risks, including associated with the provision of (i) certain transition services to FDB by us and (ii) the provision of services to us by FDB pursuant to the Fujifilm MSA. We may experience increased difficulty and loss of institutional knowledge as a result of the transfer of ATOM Facility employees to FDB in connection with the Fujifilm Transaction, which could harm our business. During the transition period, the Fujifilm Transaction will require significant time and resources from us which may disrupt our business and distract management from other responsibilities, which may result in losses or continued financial involvement in the ATOM Facility, including through indemnification or other financial arrangements, which could adversely affect our financial results.

Risks Related to the Development of Our Product Candidates

We are generally early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize product candidates or experience significant delays in doing so, our business may be materially harmed.

We are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the potential commercial launch of our product candidates. Our ability to generate revenues from the sale of products, if approved, will depend heavily on the successful development, manufacture and our partners' eventual commercialization of our product candidates.

The success of our product candidates will depend on many factors, including the following:

•
completion of preclinical and clinical studies with positive results, including demonstrating the stability, safety, purity, and potency of our product candidates to the satisfaction of the FDA or other regulatory agencies;
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
•
qualifying our and our CMOs’ manufacturing facilities for clinical and commercial manufacturing purposes;

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

Our business could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As a result of the ongoing COVID-19 pandemic, the work-from-home model we implemented in March 2020 for most of our employees remains in place. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate our offices and facilities where permitted by applicable law. The effects of potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur or could be reinstated, related to the ongoing COVID-19 pandemic or other infectious diseases, could impact our manufacturing capabilities and third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, CMOs and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products.

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

Our partners cannot commercialize product candidates in the U.S. without first obtaining regulatory approval for the product from the FDA; similarly, our partners cannot commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure stability, safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. Although the CHMP has adopted a positive opinion recommending approval of tab-cel as a monotherapy treatment of EBV+ PTLD, the MAA remains subject to EC approval. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or conduct of our clinical studies;
•
failure to demonstrate positive benefit/risk profile of the product candidate for its proposed indication;
•
failure to demonstrate the stability, safety, purity and potency of the product candidate;
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

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Following further discussions with the FDA, the FDA is now recommending a potential pathway to BLA submission without the need for a new clinical trial with the commercial process version of tab-cel. While we continue to discuss such potential pathways with the FDA to enable filing of a BLA for tab-cel without the need for a new clinical trial, we may not ultimately reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the ongoing and evolving COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are

“mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published a draft guidance document outlining its policies regarding remote regulatory assessments. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities, including our clinical trial sites.

If we do obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EMA and FDA for existing autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate was to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are stable, safe, pure, and potent, or comparable to those T cells historically produced by our partners, be scalable or profitable.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we may utilize in later clinical studies. The findings may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. Depending on discussions with regulators, we may, for example, file a marketing application on the basis of interim data from a subset of the required patients or file a marketing application on the basis of the final data. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. A marketing application based on interim data would impact the required ORR, may impact the approved indication, and may also result in post-marketing requirements that must be fulfilled. In Europe, we are seeking approval for tab-cel for the treatment of patients with EBV+ PTLD under “exceptional circumstances”, which is a pathway under which EC grants marketing authorization when “comprehensive data cannot be obtained even after authorization”. If an “exceptional circumstances” marketing authorization is granted by the European Commission, we or our commercial partner, Pierre Fabre, will be subject to ongoing post-marketing obligations to continue confirmation of the benefits of tab-cel.

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

Designation as a breakthrough therapy is at the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures and does not assure ultimate approval by either the FDA or EMA. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened. For example, in June 2022, FDA published a draft guidance document outlining considerations for the FDA in rescinding BTD for products that no longer meet the requirements for that designation.

A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

We may seek Fast Track designation for one or more of our future product candidates. In December 2021, ATA188 received Fast Track designation for treatment of patients with PPMS and SPMS. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program at any time.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our products in the EU, the U.K., many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by a regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the U.K., Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical studies that we conduct. They also include any post-approval requirements or commitments imposed by FDA or comparable foreign regulatory authorities as a condition of approval, or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Changes to regulations, recommendations or other guidelines advocating alternative therapies for the indications we treat could result in decreased use of our products. For example, although treatment with EBV-specific T cells is recognized as a recommended treatment for persistent or progressive EBV+ PTLD as set forth in the National Comprehensive Cancer Network Guidelines, future guidelines from governmental agencies, professional societies, practice management groups, private health/science foundations and other organizations could lead to decreased ability to develop our product candidates, or decreased use of our products once approved by applicable regulatory authorities.

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

Concurrently with the in-license of our existing product candidates, we acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from our partners. Transferring manufacturing processes, analytical methods, testing and associated know-how from our partners, and to our CMOs, is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

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

The processes by which some of our product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the processes developed by our partners and the processes developed by us to support advanced clinical studies and commercialization requirements. We similarly intend to evolve the processes originating at Atara to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, comparability issues, stability, safety, purity and potency issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product candidates will be made could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to raw material shortages due to the COVID-19 pandemic or other global pressures, including leukapheresis collections, which supply starting materials used in our product candidates, and raw materials and consumables specialized for cell therapy manufacturing. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

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

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our, or our partner’s, failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or, in the future, commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. We also may encounter problems with the following:

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

Developing advanced manufacturing techniques and process controls is costly, time consuming and is required to fully utilize our or our CMOs’ facilities. Failure to advance manufacturing techniques and process controls could lead to a delay in obtaining approval for our product candidates. Without further investment, advances in manufacturing techniques may render the facilities and equipment that manufacture our product candidates inadequate or obsolete.

A number of the product candidates in our portfolio, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third-party supplier, we may not be able to produce our product candidates in sufficient quantities to meet future demand.

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

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, ATA188, any product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

We rely on our CMOs and manufacturing network for the production of our potential commercial products and product candidates. Our supply of these potential commercial products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet the demand for our potential commercial products and product candidates.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures and analytical methods to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development or commercial launch of our product candidates could be substantially delayed.

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

We have entered into the Pierre Fabre Commercialization Agreement for tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (Territory) for EBV-positive cancers. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel, if approved, in the Territory. The timing and amount of any milestone and royalty payments we may receive under these agreements, as well as the commercial success of tab-cel in the Territory, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of tab-cel by Pierre Fabre in the Territory.

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

We may desire to form additional strategic alliances, commercialization partnerships, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any termination of established strategic alliance agreements will terminate any potential future funding we may receive under the relevant agreements, and we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development and commercialization of the relevant product. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business. For example, effective July 31, 2022, we terminated the Bayer Agreements pursuant to the Bayer Termination Agreement. As a result, we have assumed responsibility for the further development of ATA2271 and ATA3271 and commercialization of the resulting product until we enter into a new strategic collaboration with a new partner for ATA2271 and/or ATA3271.

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

There have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire Affordable Care Act was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. While the legal challenge to the Affordable Care Act was pending, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Most recently, the Inflation Reduction Act extended the provision of enhanced subsidies for individuals purchasing health coverage through the Affordable Care Act marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan and scheduled to expire in 2022, are now extended until 2025. In the future, there may be additional challenges and/or amendments to the Affordable Care Act. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

There have also been administrative developments in the U.S. related to drug pricing. For example, in response to a July 9, 2021 Executive Order from President Biden that included several prescription drug initiatives, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Most recently, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

As of September 30, 2022, we had 340 employees after excluding those terminated in October 2022 as part of the reduction in force announced in August 2022. We may encounter difficulties in managing the size of our operations to support our continuing development activities and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2020 through September 30, 2022, the reported sale price of our common stock has fluctuated between $2.83 and $28.20 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, the ongoing COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

In addition, because we are incorporated in Delaware, we are governed by Section 203 of the Delaware General Corporation Law (DGCL), which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any term of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Bylaws designate a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers, stockholders, or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of the Company to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our Certificate of Incorporation or Bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The forgoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022
10.1	Amendment No. 3 to Commercial Manufacturing Services Agreement dated as of August 1, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.+					X

10.2	Termination, Amendment and Program Transfer Agreement dated August 2, 2022, by and between Atara Biotherapeutics, Inc., and Bayer AG+					X

10.3	Amendment No. 1 to the Commercialization Agreement dated September 28, 2022, by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament+					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.					X

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
Date: November 8, 2022

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Utpal Koppikar
Utpal Koppikar
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)