Form 10-K
period 2022-12-31
Atara Biotherapeutics, Inc.
filed 2023-02-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2022 as reported by The Nasdaq Stock Market, was $715,382,568. This calculation excludes 2,522,882 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of January 31, 2023 was 95,926,711.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the timing of initiating clinical studies, opening client sites, enrolling clinical studies and reporting results of clinical studies for our programs;
•
the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the initiation, completion and expectations about the timing of approvals for a biologics license application (BLA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
•
the potential indications for our product and product candidates;
•
commercialization of Ebvallo™ in the European Union (EU) and our Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement;
•
our Purchase and Sale Agreement and related transactions with HCR Molag Fund, L.P.;
•
our Commercial Manufacturing Services Agreement with Charles River Laboratories, Inc. (CRL) and other agreements we may enter into with CRL;
•
our Master Services and Supply Agreement and related transactions with FUJIFILM Diosynth Biotechnologies California, Inc.;
•
our expectations regarding the potential commercial market opportunities, market size and the size of the patient populations for our product and product candidates;
•
estimates of our expenses, capital requirements and need for additional financing;
•
our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations, including our ability to continue as a going concern;
•
our ability to enter into favorable commercialization arrangements with third parties to commercialize our product and product candidates;
•
our ability to develop, acquire and advance product candidates into, and successfully complete, clinical studies;
•
the initiation, timing, costs, progress and results of future preclinical studies and clinical studies and our research and development programs;
•
our ability to enter into and maintain contracts with clinical research organizations, manufacturing organizations and other vendors for clinical and preclinical studies, supplies and other services;
•
the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product and product candidates;
•
our financial performance;
•
developments and projections relating to our competitors and our industry;
•
our ability to have our product and product candidates manufactured for our clinical studies or for commercial sale, including at commercially reasonable values;
•
the impact of COVID-19 to our business and operations, as well as the businesses and operations of third parties on which we rely;
•
our ability to attract and retain qualified personnel and to our business, operations and financial condition; and
•
timing and costs related to the qualification of our contract manufacturing organizations’ (CMO) manufacturing facilities for commercial production.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; which may significantly impact (i) our business, research, clinical development plans and operations, including our operations in Southern California and Colorado and at our clinical trial sites, as well as the business or operations of our third party manufacturer, contract research organizations or other third parties with whom we conduct business, (ii) our ability to access capital, and (iii) the value of our common stock; the sufficiency of our capital resources and need for additional capital, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

In this Annual Report on Form 10-K, unless the context requires otherwise, “Atara,” “Atara Biotherapeutics,” “Company,” “we,” “our,” and “us” means Atara Biotherapeutics, Inc. and, where appropriate, its subsidiaries.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. These risks are more fully described under the heading “1A. Risk Factors” and elsewhere in this report and include, among others:

•
we have incurred substantial cumulative losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future;
•
we currently have only one approved product and no revenues from commercialization of any products and may never achieve profitability;
•
we are generally early in our development efforts, have only a small number of product candidates in clinical development, and we will need to successfully complete preclinical and clinical testing of our product candidates before we can seek regulatory approval and potentially generate commercial sales from them;
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
•
the market opportunities for our product and product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small;
•
we may not be able to obtain or maintain orphan drug exclusivity for our product candidates;
•
the COVID-19 pandemic continues to impact our business and operations and could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely;

•
our success depends upon our ability to obtain and maintain sufficient intellectual property protection for our product and product candidates, and we may not be able to protect our intellectual property rights throughout the world;
•
our principal stockholders own a significant percentage of our stock and, collectively, will be able to exert significant control over matters subject to stockholder approval;
•
our 2022 workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business; and
•
we may not be able to obtain and maintain the relationships with third parties that are necessary to develop, commercialize and manufacture some or all of our product and product candidates.

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) for commercial sale in the European Union (EU) by the European Commission (EC) under the proprietary name Ebvallo™. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, in select emerging markets. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
•
ATA188: T-cell immunotherapy targeting EBV antigens, believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis, and is currently in Phase 2 development; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product intended to target B-cell malignancies, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

In addition to the aforementioned strategic priorities, we also have a number of clinical and preclinical programs, including ATA2271, an autologous CAR T immunotherapy currently in Phase 1 development targeting solid tumors expressing the tumor antigen mesothelin; and ATA3271, an allogeneic CAR T immunotherapy currently in preclinical development targeting mesothelin.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. One of our contract manufacturing organizations (CMOs) has completed commercial production qualification activities for tab-cel and our other CMOs are currently in the process of completing commercial production qualification activities for tab-cel while we build inventory according to our commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement to receive an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the

Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer. Collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the Bayer Agreements. In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement (Bayer Termination Agreement) with Bayer that terminated the Bayer Agreements and returned full product development rights for ATA2271 and ATA3271 to Atara effective as of July 31, 2022.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK), the Council of the Queensland Institute of Medical Research (QIMR Berghofer) and H. Lee Moffitt Cancer Center and Research Institute (Moffitt) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Our research facilities in Thousand Oaks, California (ARC) and Aurora, Colorado contain our translational and pre-clinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time we assigned the lease for the ATOM Facility to FDB in connection with the closing of the Fujifilm Transaction. We also entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB. Based on our expectations of patients and demand for product in the EU, we believe our current inventory of Ebvallo is sufficient to supply commercial demand in the EU until the end of 2023.

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In August 2022, we announced a reduction in workforce of approximately 20% of total workforce to focus our activities as a leaner organization centered on research and development to further advance our innovative pipeline, while reducing cash burn. The workforce reduction is expected to include total restructuring charges of approximately $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage over a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the severance costs represent cash expenditures.

In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund, L.P. (HCRx), a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both otherwise payable by Pierre Fabre to us under the Pierre Fabre Commercialization Agreement. The total royalties and milestones payable to HCRx under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalties and milestones.

Pipeline

Our pipeline is summarized below:

Except for Ebvallo in the EU, these investigational agents are not approved by any regulatory agencies. Efficacy and safety have not been established.

EBV+ PTLD: EBV-Associated Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant.

We have entered into an agreement with Pierre Fabre to commercialize Tab-cel® for EBV+ cancers in Europe, Middle East, Africa, and other select emerging markets.

Other programs: EBV vaccine, other solid tumor, and infectious disease programs

(1)
Phase 2 multi-cohort initiated in Q3 2020, with possible indications including EBV+ PTLD with CNS involvement, EBV+ PID/AID LPD, EBV+ LMS and other potential EBV-associated diseases; Initial phase 2 data expected in 2023.
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

Ebvallo™ (Tab-cel®)

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

Tab-cel® (Ebvallo™) for EBV+ PTLD

In June 2015, we licensed certain patent rights, know-how and a library of T cells and cell lines specific to EBV from MSK under an exclusive license agreement. In accordance with the license agreement, we agreed to use commercially reasonable efforts to commercialize the licensed products and to make milestone payments with respect to the licensed programs and to make royalty payments to MSK to the extent product candidates arising from the collaboration are commercialized. Our first commercial product, Ebvallo, is part of this MSK collaboration and targets EBV.

Tab-cel® (Ebvallo™) is an allogeneic EBV-specific T-cell immunotherapy that is approved in the EU and currently in Phase 3 development in the U.S. for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Tab-cel is also under development for other EBV+ diseases with significant unmet medical need through a Phase 2 multi-cohort study that was initiated in the third quarter of 2020.

Tab-cel has received Breakthrough Therapy Designation (BTD) from the U.S. Food and Drug Administration (FDA) for the treatment of patients with EBV+ PTLD after HCT who have failed rituximab and orphan designation in the U.S. and European Union (EU) for the treatment of patients with EBV+ PTLD following HCT or SOT.

In clinical studies conducted at MSK that have enrolled patients with EBV+ PTLD following HCT and SOT, efficacy following treatment with tab-cel monotherapy compared favorably with historical data in these patient populations. Patients with EBV+ PTLD after HCT who have failed rituximab and were treated with tab-cel had two-year overall survival of approximately 83% in two separate clinical studies. In the setting of EBV+ PTLD after SOT in patients who have failed rituximab, similar results were observed, with two-year overall survival of approximately 86% in tab-cel-treated patients. A response rate of greater than or equal to 50% was observed in HCT and SOT patients in these studies.

In December 2017, we initiated two Phase 3 studies for tab-cel intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT (which was referred to as the MATCH study) and SOT in patients who have failed rituximab (which was referred to as the ALLELE study). In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of an HCT cohort for EBV+ PTLD patients who have failed rituximab, and a single SOT cohort for EBV+ PTLD patients who have failed prior treatment with rituximab with or without chemotherapy. Additionally, we expanded the ALLELE study geographically to include clinical sites in Europe and Canada.

In the third quarter of 2020, we completed an interim analysis for the ALLELE study. Data from the interim analysis showed a 50 percent objective response rate (ORR) to tab-cel with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel safety profile is also consistent with previously published data, with no new safety signals. In December 2022, we presented updated interim analysis and safety results from the ALLELE study and updated efficacy and safety data from two single-center, open-label studies, and multicenter expanded access program in patients with EBV+ Leiomysosarcomas at the 2022 American Society of Hematology Annual Meeting.

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we amended the Pierre Fabre Commercialization Agreement to receive an additional $30 million milestone payment from Pierre Fabre in exchange for a reduction in royalties and the supply price mark up on Ebvallo purchased by Pierre Fabre. See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

In November 2021, we submitted an EU marketing authorization application (MAA) for tab-cel in patients with EBV+ PTLD. In December 2022, the EC granted marketing authorization for Ebvallo under the “exceptional circumstances” regulatory pathway as a monotherapy for the treatment of adult and pediatric patients two years of age and older with relapsed or refractory EBV+ PTLD who have received at least one prior therapy. For SOT patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate. Our request to transfer the marketing authorization for Ebvallo to Pierre Fabre was adopted by the EC in February 2023. Pierre Fabre is planning to commence Ebvallo launch activities in the first European countries in the first quarter of 2023. Under the “exceptional circumstances” marketing authorization, Pierre Fabre is subject to certain ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo. Since Ebvallo was approved under the exceptional circumstances regulatory pathway, continuation of the Ebvallo marketing authorization is subject to annual reassessments. The annual reassessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

In October 2022, we filed the MAA for Ebvallo with the Medicines and Healthcare Products Regulatory Authority (MHRA) in the United Kingdom (UK) and anticipate a decision on the potential approval of the MAA in the UK by March 2023.

We have performed extensive studies demonstrating analytical comparability between the tab-cel manufacturing process versions used for the pivotal ALLELE study and that intended for commercialization. Comprehensive comparability analyses covered 21 key attributes for potency, purity and alloreactivity. We believe analytic comparability between tab-cel process versions has been demonstrated based on well-established statistical methodology and application of International Council for Harmonization (ICH) guidelines and is further supported by significant and consistent clinical experience. These comparability data analyses were submitted to the EMA through our MAA filing. EMA stated in its assessment report issued following approval of the MAA for tab-cel by the EC that it considered comparability of the intended commercial product with the clinically used product to be shown.

We have been engaged in discussions with the FDA regarding a potential biologics license application (BLA) submission for tab-cel in the United States, including on (i) the content of chemistry, manufacturing and controls (CMC) module 3 and the assessment of comparability between the product used in the pivotal ALLELE study and that intended for commercialization and (ii) the clinical data package requirements.

In February 2022, we held a Type B CMC meeting with the FDA to discuss comparability between the intended commercial and pivotal clinical trial process versions. This meeting did not result in alignment on comparability and the FDA initially recommended we conduct a clinical study with commercial product as the FDA did not agree that comparability has been demonstrated between product used in the pivotal ALLELE study and the intended commercial product. Following further discussions, the FDA recommended a potential path to a BLA submission without the need for a new clinical study.

We subsequently held another meeting with the FDA to discuss topics relating to CMC, which culminated in clear guidance and agreement on specific CMC module 3 requirements for a potential BLA submission. Following this meeting, we filed an amendment to the Investigational New Drug (IND) application for tab-cel to provide additional CMC information requested by the FDA.

In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. Following this discussion, we and the FDA expect to hold another meeting to further discuss CMC matters relating to a potential BLA submission for tab-cel, including aspects related to comparability that may support pooling clinical data from different process versions. We expect to provide a further update on a potential BLA submission for tab-cel in the second quarter of 2023.

Tab-cel Multi-Cohort Study

We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel. In patients where previous treatments have failed, the objective response rates, including complete response, were 33.3% (three out of nine patients) in AID-LPD and 37.5% (three out of eight patients) in PID-LPD groups. Tab-cel was generally well-tolerated with a favorable safety profile consistent with previously published clinical studies. These clinical data demonstrated that tab-cel was well-tolerated and showed encouraging clinical activity in this patient population, with objective response rates ranging from 50% (two out of four patients) to 80% (four out of five patients). The overall survival (OS) rate at one year in patients with EBV viremia treated in the EAP-201 study was 100 percent for a median follow-up of 14.6 months (min 12.2, max 17.8).

In the third quarter of 2020, we initiated a Phase 2 multi-cohort study and are actively opening sites and enrolling in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU. We continue to enroll patients in this study. We anticipate investigating additional label expansion opportunities with this multi-cohort study. Data from this study is expected in 2023.

Tab-cel for NPC

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

In March 2022, we presented updated Phase 1 and OLE data that demonstrated 20 out of 24 patients have had either EDSS improvement or EDSS stability throughout their observation in the study with up to 42 months follow-up; 33% of patients in the high-dose cohorts achieved confirmed expanded disability status scale (EDSS) improvement at the 12-month timepoint.

In January 2021, we discussed updates to the design of the EMBOLD study with the FDA and gained alignment on several points, as well as potential registrational studies: (i) a disability improvement endpoint is appropriate, with the FDA articulating a preference for EDSS improvement; (ii) the criteria used to enroll the study population of SPMS and PPPMS are appropriate; and (iii) the Phase 2 trial should run for at least 12 months, and a properly conducted interim analysis is appropriate. We also submitted a protocol amendment to the FDA, increasing the number of patients to 80, changing the primary end point of the study to EDSS disability improvement and maintaining the biological and functional endpoints.

In June 2022, we completed the planned Interim Analysis (IA) of the EMBOLD study and determined no sample size adjustment or modification would be made to the study. Based on the analysis of the EMBOLD data available at the time of the IA, there was not a sufficient dataset to draw conclusions about the predictive value of six months EDSS improvement for 12 months EDSS improvement. The Independent Data and Safety Monitoring Committee (IDSMC) believes the six-month interim endpoint may be an inaccurate measure of the potential of this intervention in this condition. The IDSMC recommended the study continue without sample size adjustment or modification. Based on enrollment in the EMBOLD at the end of July, approximately 90 patients are planned to be included in the read out of the study primary endpoint of confirmed disability improvement of Expanded Disability Status Scale (EDSS) at 12 months. Communication of such data is planned to occur in an appropriate forum in October 2023.

In October 2022, we presented new magnetic resonance imaging (MRI) biomarker imaging and OLE clinical data from the Phase 1 study of ATA188 in progressive MS at the 2022 European Committee for Treatment and Research In Multiple Sclerosis (ECTRIMS) conference.

ATA188 has received fast track designation for treatment of PPMS and SPMS from the FDA.

We continue to plan for Phase 3 readiness, including interacting with the FDA based on two fast track designations, and further developing our proprietary large-scale bioreactor manufacturing process.

ATA3219

We are also developing ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies, leveraging our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing. Data from preclinical studies for ATA3219 suggest enhanced functional persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells both in vitro and in vivo with a manufacturing process that focuses on T cell stemness.

Based on academic data from a clinical study, an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high response rates, durable responses and low risk of toxicity that can be rapidly delivered to patients.

We continue to make progress on the ATA3219 manufacturing process for scale-up. We currently intend to file an IND for the ATA3219 program in the second quarter of 2023 following completion of process optimization and manufacturing runs in the GMP manufacturing suites of our CMO. Our EBV CD19 CAR T program is enriched for a memory T-cell phenotype and continues to show robust activity in preclinical studies.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of other clinical and preclinical programs.

Our CAR T immunotherapy pipeline include autologous ATA2271 and allogeneic ATA3271 targeting mesothelin, which is a tumor antigen expressed on a number of solid tumors including mesothelioma, ovarian cancer, pancreatic cancer, non-small cell lung cancer and other tumors over-expressing mesothelin. Both programs were licensed to Bayer in December 2020, pursuant to an exclusive, field-limited license (the Bayer License Agreement). In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements and on August 2, 2022, we entered into the Bayer Termination Agreement which returned full product development and commercialization rights for ATA2271 and ATA3271 to us effective July 31, 2022. See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details.

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

ATA2271 is designed to improve efficacy persistence, and durability of response versus CD28/CD3z-based CARs by using a novel 1XX CAR co-stimulatory signaling domain and cell intrinsic checkpoint inhibition technology with a PD-1 dominant negative receptor (DNR). Data from investigational new drug application (IND) enabling studies for ATA2271 were presented at the American Association for Cancer Research (AACR) Virtual Meeting II in June 2020. These data support the first application of the combination of 1XX co-stimulatory domain and cell intrinsic checkpoint inhibition technology with a PD-1 DNR that are associated with less cell exhaustion, improvements in functional persistence, serial cell killing and in vivo efficacy, which was maintained through multiple tumor re-challenges when compared with first-generation CD28/CD3z-based mesothelin CAR. The FDA accepted the IND application submitted by our collaborators at MSK in August 2020, and in September 2020, MSK initiated an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. The first preclinical, clinical and translational data from the lowest dose cohorts of this study, demonstrating early safety and persistence of ATA2271, was presented during a mini oral session at the European Society for Medical Oncology (ESMO) Immuno-Oncology Congress in December 2021. MSK has enrolled and dosed the third cohort of this study. In February 2022, MSK notified the FDA of a fatal serious adverse event associated with a patient treated in the third, higher dose cohort in this study. MSK voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case is gathered and reviewed. In October 2022, MSK communicated their assessment to the FDA, following which enrollment in this study recently resumed after the voluntary pause. In December 2022, the latest findings, including clinical and safety observations, were presented during a session at the ESMO Immuno-Oncology Congress.

ATA3271 is an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform. In preclinical data for ATA3271 we observed anti-tumor activity that we believe indicated functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. Following termination of the Bayer Agreements, we have paused development of ATA3271.

We are also developing ATA3431, a multi-targeted allogeneic CAR T immunotherapy targeting B-cell malignancies. We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV.

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

EBV+ PTLD

There are currently no FDA-approved products for the treatment of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware that some marketed products and therapies are used off-label by some healthcare professionals and institutions in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for posoleucel (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting two Phase 3 clinical trials for Virus-Associated Hemorrhagic-Cystitis, as well as a Phase 3 trial for the prevention of BKV,

CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients and Tessa Therapeutics Pte Ltd., is conducting a Phase 1 study with an allogeneic CD30-CAR EBVST product candidate in relapsed refractory CD30 positive lymphoma.

Multiple Sclerosis

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S. and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS). There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Briumvi (ublituximab), marketed by TG Therapeutics, Ponvory (S1P modulator), marketed by Johnson & Johnson, and Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, were approved in the U.S. and/or EU for the treatment of relapsing forms of MS.

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including Merck KgaA’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, tolebrutinib and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

CAR T Program

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM(brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi®(lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio and Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

Terms of Certain License and Collaboration Agreements

Out-licensing

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Territory following regulatory approval. Atara retains full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application transfer to Pierre Fabre, we will be entitled to receive an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for tab-cel for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals, post-approval obligations and for commercialization and distribution of Ebvallo in the Territory. We will own any intellectual property rights developed solely by us under the Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones. Subject to the terms of the HCRx Agreement, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo, until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

In December 2022, we entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Territory based on a fixed price through December 31, 2023 and cost plus a margin beginning on January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with Ebvallo for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of Ebvallo in the Territory. Following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party CMO, and Pierre Fabre may also elect to directly assume the manufacturing responsibility and receive the related manufacturing technology.

We are also responsible for cell selection services at our cost for a certain period of time unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date. After this period of time, if we agree to continue to provide cell selection services, it shall be at the sole expense of Pierre Fabre.

Bayer License and Collaboration Agreements

In December 2020, we entered into the Bayer License Agreement to develop mesothelin-directed CAR T-cell therapies for the treatment of solid tumors, pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271 (Licensed Products).

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

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Bayer Termination Agreement with an effective date of July 31, 2022. Upon the termination effective date, full product development rights related to the Licensed Products reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022.

In-licensing

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

QIMR Berghofer Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive and worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights related to cytomegalovirus (CMV). In addition, we further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2020 to terminate our license to certain rights related to BK polyomavirus and JC polyomavirus. In December 2021, we further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer to terminate our license to certain rights related to HPV associated cancers. We refer to our December 2021 fourth amended and restated license agreement with QIMR Berghofer as the QIMR License Agreement and our December 2021 fourth amended and restated research and development collaboration agreement with QIMR Berghofer as our QIMR Collaboration Agreement.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patent applications and other regulatory filings related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Some of patents, trademarks, trade secrets, know-how and other intellectual property rights we rely on are owned by us and others are in-licensed from our partners. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license. Additionally, we expect to benefit from a variety of statutory frameworks in the U.S., Europe and other countries that relate to the regulation of biosimilar molecules and orphan drug status. These statutory frameworks provide certain periods of regulatory exclusivity for qualifying molecules. See “Government Regulation.”

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

National and international patent laws concerning protein-based biologics such as our products remain highly unsettled. No consistent policy regarding the patent-eligibility or the breadth of claims allowed in patents in this field has emerged to date among the U.S., Europe or other countries. Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third party patents. The biotechnology and pharmaceutical industries are characterized by extensive intellectual property litigation. Our ability to maintain and solidify our proprietary position for our product candidates and technology will depend on our success in obtaining effective claims for our patents and enforcing those claims once a patent is granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of any drug we may develop from our product candidates, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 33 patent families having a total of more than 330 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2023 and 2042, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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
•
approval by an independent Institutional Review Board (IRB), or ethics committee at each clinical site before the trial is commenced at such clinical site;
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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including applicable GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to unacceptable and significant risks to clinical trial subjects or non-compliance with FDA requirements. If the FDA imposes a clinical hold, trials may not continue or recommence in the U.S. without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate the conduct of such trials in the U.S.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent document that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients rather than healthy human volunteers.
•
Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•
Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for marketing approval and product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted, and in some cases are required by the FDA, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and to investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk in humans exposed to the drug, laboratory animal testing or in vitro testing that suggest a significant risk to human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over the rate listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to poses an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the FDCA, PHSA and FDA regulations emphasize the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. BLA Review and Approval Processes

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, the Pediatric Research Equity Act (PREA) requires applicants to study certain drugs and biological products in relevant pediatric subpopulations, with the potential of obtaining pediatric labeling for the product, if the drug is found to be safe and effective for use in children. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, sponsors must submit an initial pediatric study plan in the BLA. Pediatric study plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation and must be agreed upon by the FDA. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may grant deferrals for submission of data or full or partial waivers for pediatric studies, including the study of all pediatric patients or subpopulations based on age on its own initiative or at the request of the applicant. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation. Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation in the U.S.

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

Expedited Development and Review Programs in the U.S.

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address an unmet medical need for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a product that has received fast track designation, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted. A sponsor seeking a rolling submission must provide a schedule for the submission of each section of the BLA, and the FDA must agree to the rolling submission and that the schedule is acceptable. In addition, the sponsor must pay any required user fees upon submission of the first section of the BLA.

Any product, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is intended for treatment of a serious condition and has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. The FDA intends to take action on applications under priority within 6 months of the application filing date, compared with 10 months from the filing date for regular applications.

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

Regenerative Medicine Advanced Therapy (RMAT) designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Post-Approval Requirements in the U.S.

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

Furthermore, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

The development and, if approved, marketing of biosimilars is subject to user fees under the Biosimilar User Fee Amendments of 2022 (BsUFA), which currently apply through September 2027 and may be renewed or amended thereafter. Sponsors must submit an initial biosimilar biological product development (BPD) fee on the earlier of the submission of an IND or within 7 calendar days of FDA granting a first BPD meeting, and annually thereafter until the sponsor submits a BLA that is accepted for filing, or the sponsor discontinues participation in the BPD program. FDA may also remove a sponsor from the BPD program if the sponsor has failed to pay annual BPD fees for a period of 2 consecutive fiscal years. Sponsors who discontinue participation in the BPD program but want to reengage FDA on product development must also pay all prior assessed BPD fees still owed and a reactivation fee and will be subject to annual BPD fees. Once a sponsor submits a BLA for a biosimilar, they are subject to application fees. And, once a biosimilar BLA is approved, the sponsor is subject to annual program fees. The FDA amends the specific fee amounts under BsUFA on an annual basis.

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

Reimbursement of Approved Products in the U.S.

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third party payors, such as government health programs, commercial insurance and managed healthcare organizations. Third party payors determine which medications they will cover and establish reimbursement amounts. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Interim reimbursement amounts for new drugs, if applicable, may also be insufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third party payors in the U.S. Third party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third party payors will decide with respect to coverage and reimbursement for our drug products.

These third party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In the U.S. there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000 while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the merits of the constitutionality arguments. Additionally, the American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Most recently, the Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.It is unclear how the healthcare reform measures of the Biden administration and any future litigation will impact the Affordable Care Act and our business.

U.S. Health Care Laws

Healthcare providers and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

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
•
the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;
•
state and foreign laws and regulations that are analogous to the federal laws and regulations described in the preceding subsections of this risk factor, such as state anti-kickback and false claims laws, including but not limited to the UK Bribery Act 2010, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers;
•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; including those that require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives. Some state laws require the protection of the privacy and security of health information in a manner that may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which was recently amended by the California Privacy Rights Act of 2020 (CPRA); and
•
similar healthcare and privacy laws and regulations in the European Economic Area (EEA), the UK and other jurisdictions, such as, the General Data Protection Regulation (EU) 2016/679 (GDPR), which imposes obligations and restrictions on the collection and use of personal information relating to individuals located in the EEA (including health information).

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

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of our product candidates and interactions with healthcare professionals. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical studies or market products in those countries or areas. The approval process and requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application (CTA), which is much like an IND in the U.S., prior to the commencement of human clinical studies. In the EU, for example, in accordance with the requirements of the EU Clinical Trials Regulation 536/2014 (CTR), a CTA must be submitted to the competent national health authority or a single application must be made to the centralized EU Portal, Clinical Trials Information System (CTIS) and to independent ethics committees in each country in which a company intends to conduct clinical studies. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed in that country. In all cases, the clinical studies must be conducted in accordance with GCP and other applicable regulatory requirements. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. Under the CTR, clinical trial sponsors have been able to, but are not obligated to, use the CTIS starting January 31, 2022. Beginning January 31, 2023, clinical trial sponsors must use the CTIS to apply to start a new clinical trial in the EU or EEA, but clinical trials already approved under the previous law, the Clinical Trials Directive (CTD) can continue running under the CTD until January 31, 2025, at which time the sponsor must comply with the CTR and record information on these studies in the CTIS. National regulators in the EU Member States and EEA countries began to carry out their legal responsibilities in evaluating and overseeing clinical trials using the CTIS beginning January 31, 2022.

Under EU regulatory systems, a company may submit Marketing Authorization Applications under national, centralized or decentralized, or mutual-recognition procedures. We expect to utilize the centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

Conditional marketing authorization in the EU is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. A different marketing authorization pathway is also available to sponsors, called “exceptional circumstances” under which the EC grants marketing authorization of a product for a specific condition or disease when comprehensive data cannot be obtained even after authorization (e.g., for rare conditions or diseases). Sponsors who obtain marketing authorization for a drug product under exceptional circumstances are subject to ongoing post-marketing obligations to continue confirmation of the benefits of the product. Continuation of a marketing authorization granted under the “exceptional circumstances” regulatory pathway is subject to annual re-assessments. The annual re-assessment will determine whether the marketing authorization should be maintained, changed, or suspended, based on sponsor’s fulfillment of its post-marketing obligations and the risk/benefit profile of product.

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for MAA is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of orphan market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The PRIME initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits of PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA in order for the product to obtain a faster MAA.

In the EU, companies developing a new medicinal product must agree to a pediatric investigation plan (PIP) with the EMA and must conduct pediatric clinical trials in accordance with that PIP. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, in which case studies in children are not required (for example, if the disease or condition occurs only in adults). or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Outside the U.S., there are additional challenges in ensuring adequate coverage and payment for our products. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical study that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of this type of clinical study could be expensive and result in delays to our or our commercialization partners’ commercialization efforts. Third party payors are challenging the prices charged for medical products and services, and many third party payors limit reimbursement for newly-approved health care products. Budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

The EC is currently conducting a wholesale review of the pharmaceutical legal framework, which includes the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension. It is expected that the protection currently afforded in the EU will be reduced in the years to come and the new EU legislative proposal is expected to be published by the EC in the second quarter of 2023, although this timeline may be further prolonged.

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the EU, the United Kingdom was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A UK-EU Trade and Cooperation Agreement (the Deal) that outlines the future trading relationship between the United Kingdom and the EU was agreed in December 2020 and has been approved by each EU member state and the United Kingdom.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, UK Legislation has retained existing EU law. However, new UK legislation is being drafted and the UK has not implemented new EU law, such as the CTR; therefore Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and the EU. Great Britain (made up of England, Scotland and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures, as the EU legal framework continues to apply in Northern Ireland, under the Northern Ireland Protocol). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medical Healthcare products Regulatory Agency (MHRA) in the United Kingdom is sufficiently prepared to handle the increased volume of Marketing Authorization Applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

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

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis to in the EU, but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that are currently designated as orphan conditions in Great Britain will no longer be designated as such and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

Additional Regulation

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involves the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

Manufacturing

In April 2022, we sold all of our right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California to FDB. We also entered into a Master Services and

Supply Agreement with FDB (Fujifilm MSA) which became effective in April 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our product and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase our product and product candidates exclusively from FDB. Based on our expectations of patients and demand for product in the EU, we believe our current inventory of Ebvallo is sufficient to supply commercial demand in the EU until the end of 2023.

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

In addition to FDB, we also work with Charles River Laboratories Inc. (CRL) pursuant to a Commercial Manufacturing Services Agreement CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated periodically to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of our own facility and the manufacturing capabilities of our partners, including MSK and Q-Gen Cell Therapeutics, an affiliate of QIMR Berghofer, and contract manufacturing organizations (CMOs), including SAFC Carlsbad, Inc., FDB and CRL. This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

Our T-cell product candidates require blood-derived starting materials which are received from healthy, consenting third party donors through FDA- and EMA-compliant collection centers. Our manufacturing operations are conducted under Code of Federal Regulations Good Manufacturing Practices (GMPs), as well as Good Tissue Practices (GTPs). GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Through agreements with our partners, we have acquired the right to use certain manufacturing process know-how related to producing clinical research-related drug supply. These include materials to support the manufacturing of clinical study material, including key starting materials and intermediates as well as existing inventory of clinical study materials. We have the ability to obtain supply from third parties to ensure we have the necessary starting materials donated from healthy consenting third party donors.

Human Capital Management

As of December 31, 2022, we had 334 employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

COVID-19 Business Update

We continue to monitor the impact of the COVID-19 pandemic on our business and operations and have taken steps designed to minimize such impacts and maintain business continuity. We have transitioned a portion of our workforce to a remote, work-from-home model, while maintaining essential in-person laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce.

Our clinical study and operational teams work with clinical sites to minimize the impact of the COVID-19 pandemic. Where needed, remote study visits, tele-medicine, home health care, and other methods have been leveraged to ensure continuity of care for patients while preserving key endpoint data.

To date, the COVID-19 pandemic has not materially impacted our or our partners’ clinical, research and development, regulatory, and manufacturing operations or timelines. However, at the onset of the pandemic, we experienced, and we may again experience, some transient delays in clinical study operations, as a result COVID-19.

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

Corporate Information

We were incorporated in Delaware in 2012. Our principal corporate offices are located at 2380 Conejo Spectrum St., Suite 200, Thousand Oaks, California 91320 and our telephone number at that address is (805) 623-4211. Our website address is www.atarabio.com.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and have not generated any revenues from commercial product sales, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the year ended December 31, 2022, we reported a net loss of $228.3 million.

To date, we have not generated any revenue from commercial product sales. We do not know when, or if, we will generate sufficient revenue from commercial product sales to offset our operating expenses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of change of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

We have a limited operating history, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, acquiring product and technology rights and conducting product development activities for our product candidates. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical studies, obtain regulatory approval in the U.S., consistently manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization for any of our product candidates or arrange for a third party to do so on our behalf. In addition, the adoptive immunotherapy technology underlying our T-cell product candidates, including our next-generation CAR T programs, is new and largely unproven. Any predictions about our future success, performance or viability, particularly in view of the rapidly evolving immunotherapy field, may prove to be inaccurate.

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

We have no commercial product revenues. We may never generate revenues from the sale of commercial products or achieve profitability.

To date, we have not generated any revenues from commercial product sales. We have regulatory approval for one product, Ebvallo, in the EU. We have outlicensed the commercialization rights to Ebvallo in the EU to Pierre Fabre under the Pierre Fabre Commercialization Agreement and we have sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from product sales and achieve profitability will be subject to the Pierre Fabre Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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
•
achieve market acceptance of and pricing and reimbursement for our products, if any;
•
attract, hire and retain qualified personnel;
•
protect our rights in our intellectual property and regulatory protections portfolio; and
•
find suitable commercialization partners who can obtain coverage and adequate reimbursement from third parties, including government payors, set commercially viable prices, market, sell and distribute our approved products.

Our revenues from Ebvallo or any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and the terms and conditions of our commercialization agreement with our partner for that territory. Except for certain milestone payments payable to us in connection with the approval and transfer of the Ebvallo marketing authorization, we will not receive any meaningful milestones or royalty payments from Pierre Fabre until the applicable royalty caps under the HCRx Agreement are met, which could take many years, if at all. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, our partners may not successfully commercialize our products, even if approved. The timing and amount of any milestone and royalty payments we may receive from our partners, as well as the commercial success of our products will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of our products by our partners. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates, and the advancement and expansion of our preclinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of our product and product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product and product candidates.

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
•
the cost of contracting for the manufacture of our product and product candidates for clinical studies in preparation for regulatory approval and in preparation for commercialization;
•
our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•
the costs to develop, acquire or in-license future product candidates or technologies;
•
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•
the timing, receipt and amount of sales of, or royalties on, our product and future products, if any; and
•
the emergence of competing technologies or other adverse market developments.

We expect that existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the $40.0 million received in January 2023 for achievement of certain milestones under the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the second quarter of 2024. As of December 31, 2022, we had total cash, cash equivalents and short-term investments of $242.8 million. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned.

We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the Pierre Fabre Commercialization Agreement, subject to the terms of the HCRx Agreement. Except for certain milestone payments payable to us in connection with the approval and transfer of the Ebvallo marketing authorization, we will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty caps under the HCRx Agreement are met, if at all. While we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaborations, partnering or other strategic arrangements, or a combination of the foregoing, additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may not have sufficient working capital to fund our operations or be able to continue as a going concern, and we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We may seek required additional capital through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to the COVID-19 pandemic, rising inflationary pressures, the ongoing Russian invasion of Ukraine or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

Our announced workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we announced a reduction in workforce by approximately 20% across all areas of our company, including members of management. The reduction in force reflects a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing Ebvallo in the EU or our product candidates in the future.

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

Risks Related to the Development of Our Product and Product Candidates

We are generally early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed.

We are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of our product and product candidates, if approved, will depend heavily on the successful development, manufacture and our partners' eventual commercialization of our product and product candidates.

The success of our product and product candidates will depend on many factors, including the following:

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
•
establishing or making successful arrangements with third party manufacturers and commercialization partners;

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
•
our partners’ ability to obtain and maintain coverage and adequate reimbursement by third party payors, including government payors, for our products, if approved by applicable regulatory authorities;
•
effectively competing with other therapies;
•
maintaining a continued acceptable benefit/risk profile of the products following approval; and
•
maintaining and growing an organization of scientists and functional experts who can develop our products and technology

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product and product candidates, which could materially harm our business.

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

Our business could be adversely affected by health epidemics and pandemics, including the ongoing COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As a result of the ongoing COVID-19 pandemic, we transitioned most of our employees to a work-from-home model. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate our offices and facilities where permitted by applicable law. The effects of potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be reinstated, related to the ongoing COVID-19 pandemic or other infectious diseases, could impact our manufacturing capabilities and third party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, CMOs and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products.

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

We only have one product, Ebvallo, that has gained regulatory approval in the EU. Currently, our prioritized clinical-stage product candidates include ATA188 and tab-cel in the U.S. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

Neither we nor our partners can commercialize product candidates in the U.S. without first obtaining regulatory approval for the product candidates from the FDA; similarly, neither we nor our partners can commercialize product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure stability, safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The EC has approved the Marketing Authorization Application for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances”, which is a pathway under which EC grants marketing authorization when “comprehensive data cannot be obtained even after authorization”. Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the EC determines that the risk/benefit profile of Ebvallo is not acceptable, the EC may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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
•
failure to obtain approval of our manufacturing processes or facilities of third party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
•
changes or inconsistencies in the requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for a product candidate, including changes to, or inconsistencies with, applicable industry practice or precedent; or
•
changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval or in positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities that have a negative impact on the potential approval of a product candidate.

The FDA or a comparable foreign regulatory authority may require more information, including additional CMC information, preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. We expect to hold a near-term meeting to further discuss CMC matters relating to a potential BLA submission for tab-cel, including aspects related to comparability that may support pooling clinical data from different process versions. While we continue to discuss such potential pathways with the FDA to enable filing of a BLA for tab-cel without the need for a new clinical trial, we may not ultimately reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting a clinical trial may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the ongoing and evolving COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published a draft guidance document outlining its policies regarding remote regulatory assessments. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities or clinical trial sites involved without clinical studies.

If we do obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA for existing autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as existing autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate was to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

Our T-cell immunotherapy product and product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates.

Our future success is dependent on the successful development and commercialization of T-cell immunotherapies and our next-generation CAR T programs in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product and product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including:

•
obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell products and product candidates;
•
developing and deploying consistent and reliable processes for procuring blood from consenting third party donors, isolating T cells from the blood of such donors, activating the isolated T cells against a specific antigen, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T-cell lines, and finally infusing these activated T cells into patients;
•
utilizing these product candidates in combination with other therapies (e.g., immunomodulatory approaches such as checkpoint inhibitors), which may increase the risk of adverse side effects;
•
educating medical personnel regarding the potential side effect profile of our product and each of our product candidates, particularly those that may be unique to our allogeneic T-cell product and product candidates and to our next-generation CAR T programs;
•
understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to manufacture products and product candidates in a reliable and consistent manner;

•
developing processes for the safe administration of these product and product candidates, including long-term follow-up and registries, for all patients who receive these product candidates;
•
establishing or making arrangements with third party manufacturers to manufacture, or manufacturing on our own, product and product candidates to our specifications and in a timely manner to support our clinical studies and, if approved, commercialization;
•
sourcing clinical and, if approved by applicable regulatory authorities, commercial supplies for the materials used to manufacture and process these product and product candidates that are free from viruses and other pathogens that may increase the risk of adverse side effects;
•
developing a manufacturing process and distribution network that can provide a stable supply with a cost of goods that allows for an attractive return on investment;
•
establishing favorable terms with commercialization partners that possess appropriate sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third party payors and government authorities; and
•
developing therapies for types of diseases beyond those initially addressed by our current product and product candidates.

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product and product candidates will yield a sufficient supply of satisfactory products that are stable, safe, pure, and potent, or comparable to those T cells historically produced by our partners, be scalable or profitable.

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

Physicians, hospitals and third party payors often are slow to utilize new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training on this novel therapy, may decide the therapy is too complex to adopt without appropriate training or not cost-efficient, and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

The results of preclinical studies or earlier clinical studies are not necessarily predictive of future results. Our existing product candidates in clinical studies, and any other product candidate we advance into clinical studies, may not have favorable results in later clinical studies or receive regulatory approval.

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Likewise, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors. We do not know whether the clinical studies we may conduct, or clinical studies in progress, will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates in any particular jurisdiction.

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have or may utilize in later clinical studies. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA.. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary depending on the FDA’s conclusion regarding the comparability of different process versions of tab-cel used in the ALLELE study. Ebvallo was approved under the exceptional circumstances regulatory pathway, therefore continuation of the Ebvallo marketing authorization is subject to annual reassessments. The annual re-assessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

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

From time to time, we or our partners may announce or share with regulatory authorities interim “top line” or preliminary data from clinical studies. Interim data from clinical studies are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously announced. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could impact the regulatory approval of, and significantly harm the prospects of any product candidate that is impacted by the applicable data.

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

We may experience delays in our ongoing or future clinical studies, and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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
•
failure of our third party clinical study managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
•
delay or failure in adding new study sites;
•
interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;
•
feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign authorities, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to the protocol for a study;
•
a decision by the FDA, the IRB, comparable foreign authorities, or us, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical studies for non-compliance with regulatory requirements, safety issues, including a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risk, or for any other reason;
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
•
the severity of the disease under investigation;
•
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

As an example, we activated additional clinical sites for the ALLELE study of tab-cel over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We have experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our ALLELE study, as a result of the evolving impact of the ongoing COVID-19 pandemic. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or nonrenewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our product and product candidates, the methods used to deliver them or their dosage levels may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following any regulatory approval.

Undesirable side effects caused by our product and product candidates, their delivery methods or dosage levels could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. As a result of safety or toxicity issues that we or our partners may experience in our clinical studies, we or our partners may not receive approval to market any product candidates, which could prevent us from ever generating product or royalty revenues for such product candidates or achieving profitability. Results of our studies could reveal an unacceptably high severity and incidence of side effects, or risks that outweigh the benefits of our product and product candidates. In such an event, our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the study or result in potential product liability claims.

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
•
our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product and product candidates and prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved by applicable regulatory authorities.

The market opportunities for our product and product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to seek initial approval of tab-cel and our other oncology product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval for earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product and product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S., EU and the United Kingdom (UK), may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Both the FDA and the EMA have granted us orphan drug designation for tab-cel for EBV+ PTLD after HCT or SOT.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Furthermore, these periods are expected to be reduced in the EU following the publication of a new applicable legal framework by the EC expected to be published in Q2 2023. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was approved. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease.

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

Although we have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, these designations may not lead to faster development or regulatory review and do not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel for EBV+ PTLD in the U.S. While rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval and has no bearing on whether or not tab-cel is ultimately approved. The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns that the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to timely initiate and complete our BLA in a timely manner and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

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

We may seek fast track designation for one or more of our future product candidates. In December 2021, ATA188 received fast track designation for treatment of patients with PPMS and SPMS. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA fast track designation for a particular indication. We may seek fast track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a fast track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw fast track designation at any time, including if it believes that the designation is no longer supported by data from our clinical development program.

Failure to obtain regulatory or payor approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our products in the EU, the UK, many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by a regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the UK, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

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

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, current GCP, current cGTP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Risks Related to Manufacturing

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product and product candidates.

Concurrently with the in-license of our existing product and product candidates, we acquired manufacturing process know-how and, in some cases, inventory of process intermediates and clinical materials from our partners. Transferring manufacturing processes, testing and associated know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes and/or equipment to meet the specific requirements of a given facility. Each stage is retroactively and concurrently verified to be compliant with appropriate regulations. As a result, there is a risk that all relevant know-how was not adequately transferred to us from our partners or that previous execution was not compliant with applicable regulations.

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product and product candidates for various studies, clinical studies and commercial launch readiness. To the extent we elect to transfer manufacturing within our network of third party CMOs, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates.

The processes by which some of our product and product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the processes developed by our partners and the processes developed by us to support advanced clinical studies and commercialization requirements. We similarly intend to evolve the processes originating at Atara to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, comparability issues, stability, safety, purity and potency issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product and product candidates will be made could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to raw material shortages due to the COVID-19 pandemic or other global pressures, including leukapheresis collections, which supply starting materials used in our product and product candidates, and raw materials and consumables specialized for cell therapy manufacturing. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting our, or our CMOs’ manufacturing operations for our product and product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product and product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

Delays in receiving regulatory approvals for product candidates produced at our CMOs’ facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within ARC and our facility in Aurora, Colorado, currently support our preclinical and mid/late development activities. Product-specific qualification to support clinical development is complete and commercial production qualification activities are ongoing at our CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

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

A number of the product candidates in our portfolio, if approved by applicable regulatory authorities, may require significant commercial supply to meet market demand. In these cases, we may need to increase, or “scale up,” the production process by a significant factor over the initial level of production. If we are unable to do so, are delayed, or if the cost of this scale up is not economically feasible for us or we cannot find a third party supplier, we may not be able to produce our product candidates in sufficient quantities to meet future demand.

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

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs we may delay development and/or commercialization of our product and product candidates.

We rely on our CMOs or our partners for the current production of our product and product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product and product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs. Our CMOs for our product and product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection.

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

If we or our CMOs are not able to successfully transfer and produce comparable product and product candidates, our ability to further develop and manufacture our product and product candidates may be negatively impacted.

We still may need to identify additional CMOs for continued production of supply for some of our product and product candidates. Given the nature of our manufacturing processes, the number of CMOs who possess the requisite skill and capability to manufacture our T-cell immunotherapy product candidates, and the critical intermediates or reagents used to manufacture such products, are limited. We have not yet identified alternate suppliers in the event the current CMOs that we utilize are unable to scale production, or if we otherwise experience any problems with them.

We rely on our CMOs and manufacturing network for the production of our product and product candidates. Our supply of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet the demand for our products and product candidates.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures and analytical methods to these alternative suppliers, and demonstrate comparability of material produced by such new suppliers. New manufacturers of any product, product candidate or intermediate would be required to qualify under applicable regulatory requirements. These manufacturers may not be able to manufacture our product and product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development or commercial launch of our product candidates could be substantially delayed.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under the CRL MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. We also have non-cancellable minimum purchase commitments for products and services in certain of our agreements with our CMOs, if we do not fulfill such minimum purchase commitments, we will need to pay such CMOs the difference between the applicable minimum purchase commitment and our actual purchases of products and services for a given period. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

We depend on third party suppliers and testing laboratories for key materials used to produce or test our product and product candidates. Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate for an ongoing clinical study could considerably delay initiation or completion of our clinical studies, product testing and potential regulatory approval of our product candidates. If raw materials or components cannot be purchased or fail to meet approved specifications, the commercial launch of our product and product candidates could be delayed, or there could be a shortage in supply, which could impair our ability to generate revenues from the sale of our product and product candidates.

We are dependent on Pierre Fabre for the commercialization of Ebvallo in the EU and several countries outside the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into the Pierre Fabre Commercialization Agreement for Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (Territory) for EBV-positive cancers. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of Ebvallo in the Territory. Except for certain milestone payments payable to us in connection with the approval and transfer of the Ebvallo marketing authorization, we will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty caps under the HCRx Agreement are met, if at all. Furthermore, the timing and amount of any milestone and royalty payments we may receive under the Pierre Fabre Commercialization Agreement, as well as the commercial success of Ebvallo in the Territory, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of Ebvallo by Pierre Fabre in the Territory.

Under the terms of the Pierre Fabre Commercialization Agreement, if we receive the EU marketing authorization for Ebvallo in patients with EBV+ PTLD, we are required to transfer the marketing authorization to Pierre Fabre. Pierre Fabre will be responsible for obtaining all other regulatory approvals in the Territory and maintaining all regulatory approvals in the Territory. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the Pierre Fabre Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the EU marketing authorization and other regulatory approvals in the Territory and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement.

We also depend on Pierre Fabre to comply with all applicable laws relative to the commercialization of Ebvallo in the Territory. The failure of Pierre Fabre to devote sufficient time and effort to the commercialization of Ebvallo; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations and our obligations under the HCRx Agreement. In addition, if Pierre Fabre violates, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Pierre Fabre Commercialization Agreement or ancillary agreements, once entered into, could have a material adverse effect on our financial position and our obligations under the HCRx Agreement by reducing or eliminating our right to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the transfer of regulatory approvals and commercialization of Ebvallo in the Territory. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms similar to the Pierre Fabre Commercialization Agreement or that are favorable to us.

We may not realize the benefits of strategic alliances that we may form in the future or of potential future product acquisitions or licenses.

We may desire to form additional strategic alliances, commercialization partnerships, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any termination of established strategic alliance agreements will terminate any potential future funding we may receive under the relevant agreements, and we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development and commercialization of the relevant product. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products ourselves, we would have to explore other strategic options, including curtailing or abandoning that development or commercialization, which could harm our business. For example, effective July 31, 2022, we terminated the Bayer Agreements pursuant to the Bayer Termination Agreement. As a result, we have assumed responsibility for the further development of ATA2271 and ATA3271 and commercialization of the resulting product, if approved, until we enter into a new strategic collaboration with a new partner for ATA2271 and/or ATA3271.

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

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements – both that we own or possess or that are owned or possessed by our partners that are in-licensed to us – to protect the intellectual property related to our technology, product and product candidates. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. For example, the product, product candidates and platform technology we have licensed from our partners are protected primarily by patent or patent applications of our partners that we have licensed and as confidential know-how and trade secrets. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

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

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product and product candidates in the U.S. or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover our product and product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in these patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable.

Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product and product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same effect as our product and product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product and product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product and product candidates are threatened, it could jeopardize our ability to commercialize our product and product candidates and dissuade companies from collaborating with us.

We may also desire to seek a license from a third party who owns intellectual property that may be useful for providing exclusivity for our product and product candidates, or for providing the ability to develop and commercialize a product candidate in an unrestricted manner. There is no guarantee that we will be able to obtain a license from such a third party on commercially reasonable terms, or at all.

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

We and our partners have filed a number of patent applications covering our product and product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product or product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other non-U.S. patent offices.

Even if granted, patents have a limited lifespan. In the U.S., the natural expiration of a patent generally occurs 20 years after it is filed. Although various extensions may be available if certain conditions are met, the life of a patent and the protection it affords is limited. If we encounter delays in our clinical studies or in obtaining regulatory approvals, the period of time during which we could exclusively market any of our product and product candidates under patent protection, if approved, could be reduced. Even if patents covering our product and product candidates are obtained, once the patent life has expired for a product, we may be vulnerable to competition from biosimilar products, as we may be unable to prevent competitors from entering the market with a product that is similar or identical to our product candidates.

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

Our commercial success depends, in part, on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation and other adversarial proceedings, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO and non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product and product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and product candidates may be subject to claims of infringement of third parties’ patent rights, as it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform or predictable.

Third parties may assert infringement claims against us based on existing or future intellectual property rights, alleging that we are employing their proprietary technology without authorization. There may be third party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacturing of our product and product candidates that we failed to identify. For example, patent applications covering our product and product candidates could have been filed by others without our knowledge, since these applications generally remain confidential for some period of time after their filing date. Even pending patent applications that have been published, including some of which we are aware, could be later amended in a manner that could cover our product and product candidates or their use or manufacture. In addition, we may have analyzed patents or patent applications of third parties that we believe are relevant to our activities and believe that we are free to operate in relation to any of our product and product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which may block our efforts or potentially result in any of our product, product candidates or our activities infringing their claims.

If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, products and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. If any issued third party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product or product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us.

We may face claims that we misappropriated the confidential information or trade secrets of a third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using these trade secrets, which could limit our ability to develop our product candidates.

Defending against intellectual property claims could be costly and time consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle before a final judgment, any litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. During the course of any intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation and these announcements may have negative impact on the perceived value of our product, product candidates, programs or intellectual property. In the event of a successful intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent, or to redesign our infringing product and product candidates, which may be impossible or require substantial time and monetary expenditure. In addition to paying monetary damages, we may lose valuable intellectual property rights or personnel and the parties making claims against us may obtain injunctive or other equitable relief, which could impose limitations on the conduct of our business. We may also elect to enter into license agreements in order to settle patent infringement claims prior to litigation, and any of these license agreements may require us to pay royalties and other fees that could be significant. As a result of all of the foregoing, any actual or threatened intellectual property claim could prevent us or our partners from developing or commercializing a product or product candidate or force us to cease some aspect of our business operations.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on all of our product and product candidates in all countries throughout the world would be prohibitively expensive. Our intellectual property rights in certain countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. Consequently, we and our partners may not be able to prevent third parties from practicing our inventions in countries outside the U.S., or from selling or importing infringing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or where we do not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where we and our partners have patent protection but where enforcement is not as strong as that in the U.S. These infringing products may compete with our product and product candidates in jurisdictions where we or our partners have no issued patents or where we do not have exclusive rights under the relevant patents, or our patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

We have in-licensed a significant portion of our intellectual property from our partners. If we breach any of our license agreements with these partners, we could lose the ability to continue the development and potential commercialization of one or more of our product and product candidates.

We hold rights under license agreements with our partners, including MSK, QIMR Berghofer and Moffitt that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product and product candidates and our, or our partners’ ability to commercialize the affected product and product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

Interference or derivation proceedings provoked by third parties, brought by us or our partners, or brought by the USPTO or any non-U.S. patent authority may be necessary to determine the priority of inventions or matters of inventorship with respect to our patents or patent applications. We or our partners may also become involved in other proceedings, such as reexamination or opposition proceedings, inter partes review, post-grant review or other pre-issuance or post-grant proceedings in the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property of others. An unfavorable outcome in any of these proceedings could require us or our partners to cease using the related technology and commercializing our product and product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us or our partners a license on commercially reasonable terms if any license is offered at all. Even if we or our licensors obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensors. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product and product candidates.

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

Risks Related to Commercialization of Our Product and Product Candidates

Our commercial success depends upon attaining significant market acceptance of our product and product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product and product candidates for which we receive approval depends on a number of factors, including:

•
the efficacy and safety of the product or product candidates as demonstrated in clinical studies;
•
the clinical indications and patient populations for which the product or product candidate is approved;
•
acceptance by physicians and patients of the drug as a safe and effective treatment;
•
the administrative and logistical burden of treating patients;
•
the ability to identify in a timely manner the appropriate patients who will benefit from specific therapy;
•
the consideration of novel cellular therapies by physicians, hospitals and third party payors;
•
the potential and perceived advantages of product or product candidates over alternative treatments;
•
the safety of product or product candidates seen in a broader patient group, including its use outside the approved indications;
•
any restrictions on use together with other medications;
•
the prevalence and severity of any side effects;
•
product labeling or product insert requirements of the FDA or other regulatory authorities;
•
the timing of market introduction of our products as well as competitive products;
•
the development of manufacturing and distribution processes for our product and product candidates;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third party payors and government authorities;
•
relative convenience and ease of administration;
•
the ability to achieve a pricing and reimbursement recommendation or commercial agreement with national payors; and
•
the effectiveness of our sales and marketing efforts and those of our collaborators.

Even if we are able to commercialize our product and product candidates, the products may not receive coverage and adequate reimbursement from third party payors in the U.S. and in other countries in which our partners seek to commercialize our products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

Government authorities and third party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain regulatory approval, and ultimately our partners’ ability to successfully commercialize any product or product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third party payors in the U.S. Third party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third party payors will decide with respect to coverage and reimbursement for our drug products. Our partners’ inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed and our overall financial condition.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and affect the prices for our product and product candidates.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product and product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken (with the exception of a temporary suspension instituted during the COVID-19 pandemic that expired on July 1, 2022). To offset the temporary suspension during the COVID-19 pandemic, in 2030, reductions in Medicare payments will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire Affordable Care Act was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. While the legal challenge to the Affordable Care Act was pending, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Most recently, the Inflation Reduction Act extended the provision of enhanced subsidies for individuals purchasing health coverage through the Affordable Care Act marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan and scheduled to expire in 2022, are now extended until 2025. In the future, there may be additional challenges and/or amendments to the Affordable Care Act. It is unclear how the United States Supreme Court ruling, other such litigation, and the healthcare form measures of the Biden administration will impact the Affordable Care Act and our business.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product and product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

There have also been administrative developments in the U.S. related to drug pricing. For example, in response to a July 9, 2021 Executive Order from President Biden that included several prescription drug initiatives, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. On September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. Most recently, on October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days of the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our product and product candidates. If third party payors do not consider our product and product candidates to be cost-effective compared to other therapies, the payors may not cover our product and product candidates after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly Member States of the EU and the UK, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. In some countries, we, or our collaborators, may be required to conduct a clinical study or other studies that compare the cost-effectiveness of our product and product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product and product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of our current or future target diseases. Competition could result in reduced sales and pricing pressure on our product and product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product and product candidates.

There are currently no FDA-approved products for the treatment of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware some marketed products and therapies are used off-label in the treatment of EBV+ PTLD by some healthcare professionals and institutions, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for posoleucel (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting two Phase 3 trials for Virus-Associated Hemorrhagic-Cystitis, as well as initiated a Phase 3 trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients and Tessa Therapeutics Pte Ltd., is conducting a Phase 1 study with an allogeneic CD30-CAR EBVST product candidate in relapsed refractory CD30 positive lymphoma.

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S. and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS). There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Briumvi (ublituximab), marketed by TG Therapeutics, Ponvory (S1P modulator), marketed by Johnson & Johnson, and Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, were approved in the U.S. and/or EU for the treatment of relapsing forms of MS.

There are numerous development candidates in Phase 3 studies for both relapsing and/or progressive forms of MS and additional novel agents could be approved in either or both indications in the future including Merck KgaA’s Bruton’s tyrosine kinase (BTK) inhibitor, evobrutinib, Roche’s BTK inhibitor, fenebrutinib, Sanofi’s BTK inhibitor, tolebrutinib and AB Science’s tyrosine kinase inhibitor, masitinib. Medicinova is planning to initiate a Phase 3 study of its PDE inhibitor, ibudilast (MN166) in non-active SPMS.

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM(brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi®(lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio and Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD and MS, are well established and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third party payors may encourage the use of generic products or specific branded products. We expect that our product and our product candidates, if approved, they will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

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

We are subject to certain contractual obligations under our royalty financing agreement with HealthCare Royalty Partners and may be subject to claims for damages if we fail to fulfill these obligations.

In December 2022, we entered into a purchase and sale agreement (the HCRx Agreement) with HCR Molag Fund, L.P. (HCRx). Under the terms of the HCRx Agreement, we received $31.0 million in cash in consideration for our right to receive a portion of future royalty payments and certain milestones for Ebvallo in the EU due to us from Pierre Fabre under the Pierre Fabre Commercialization Agreement. The HCRx Agreement contains certain customary terms and conditions, including representations and warranties, covenants, and indemnification obligations in favor of each party. Among these terms, there are certain covenants regarding our compliance with the Pierre Fabre Commercialization Agreement. In the event of actual or alleged breaches of the Pierre Fabre Commercialization Agreement or the HCRx Agreement, we could be subject to claims for damages from HCRx and could be subject to costly litigation.

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

We believe that our product and any of the product candidates we develop that are approved in the U.S. as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

If we are unable to enter into agreements with third parties to market and sell our product and product candidates, we may be unable to generate any revenue from the sale of our products.

In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must enter into agreements with third parties to market and sell our product. There is no guarantee that we will be able to enter into such agreements with third parties or to do so on commercially reasonable terms or in a timely manner. Any failure or delay in entering into agreements with third parties to market and sell our products, would adversely impact the commercialization of these products. There can be no assurance that we would be able to identify a suitable third party to market and sell our product or agree upon terms with third parties that are favorable or acceptable to us, or at all. If we are unable to identify and reach agreement with a third party to market and commercialize our product, we may need to explore other strategic options, including commercializing products ourselves, and there is no guarantee we can successfully commercialize products ourselves. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed and trained third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

We may encounter difficulties in managing our growth, including with respect to our employee base, and managing our operations successfully.

As of December 31, 2022, we had 334 employees after excluding those terminated in October 2022 as part of the reduction in force announced in August 2022. We may encounter difficulties in managing the size of our operations to support our continuing development activities and potential commercialization of our product and product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2020 through December 31, 2022, the reported sale price of our common stock has fluctuated between $2.83 and $28.20 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and healthcare spending and delivery, including the possible repeal and/or replacement of all or portions of the Affordable Care Act or changes in tariffs and other restrictions on free trade stemming from U.S. and foreign government policies, or for other reasons, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These market fluctuations may adversely affect the trading price of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options or warrants, and any additional shares issued in connection with acquisitions or in-licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other factors, the potential magnitude of this dilution will increase. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. Future grants of RSUs, options and other equity awards and issuances of common stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our common stock.

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

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

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

Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse, privacy and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, including physicians, and third party payors will play a primary role in the recommendation and prescription of our product and any product candidates for which we obtain regulatory approval. Our current and future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and our partners begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of our product and any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

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
•
the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to CMS information related to payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives and U.S. teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;
•
state and foreign laws and regulations that are analogous to, and may be broader in scope than, the federal laws and regulations described in this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing or other arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; and
•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives; and some other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA.

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

We currently hold product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. As deemed necessary, we may expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

If we and our third party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and our third party manufacturers are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our or our third party manufacturers’ use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

For example, the EU adopted the General Data Protection Regulation (EU) 2016/679 (EU GDPR), in May 2018 which introduced strict requirements for the processing of personal information of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer and other processing of personal information and has direct effect in all EU Member States and extraterritorial effect where organizations outside of the European Economic Area (EEA)process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals (the “targeting test”) or monitoring of their behavior (the “monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State, we are processing personal information in the context of an establishment in an EU Member State or we meet the requirements of either the targeting test or the monitoring test.

The EU GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers and processors, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of personal information); (iii) limitations on retention and the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to supervisory authorities without undue delay (and no later than 72 hours where feasible) and/or concerned individuals; (vi) enhanced requirements for obtaining valid consent from data subjects; (vii) obligations to consider data protection as any new products or services are developed; and (viii) the provisions of more detailed privacy notices for clinical trial subjects and investigators. The EU GDPR also provides that EU Member States may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share EU personal information, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

The EU GDPR also restricts the transfer of personal information from the EEA to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. One of the primary safeguards allowing U.S. companies to import personal information from the EU and Switzerland has historically been certification to the EU-U.S. Privacy Shield framework, which is administered by the U.S. Department of Commerce, and Swiss-U.S. Privacy Shield framework respectively. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in the “Schrems II” decision handed down by the Court of Justice of the EU (CJEU). Similarly, the Swiss-U.S. Privacy Shield framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the Schrems II decision. Moreover, new versions of the European Commission’s Standard Contractual Clauses (new EU SCCs), now the primary safeguard available for the lawful transfer of personal information from the EU to the U.S., were adopted in June 2021, which impose onerous obligations on the contracting parties. These new EU SCCs must be used in all new contracts going forward (where there are restricted transfers of personal information), with existing contracts entered into before September 27, 2021 required to be updated by December 27, 2022. As such, any transfers by us or our vendors of personal information from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heighted sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

Assisting our customers, partners, and vendors in complying with the EU GDPR, or complying with the EU GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

On October 7, 2022, the U.S. President introduced an executive order to facilitate a new Trans-Atlantic Data Privacy Framework, which is the new EU-US adequacy mechanism following Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new executive order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal information and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal information from the EU to the U.S. However, before parties rely on the new Trans-Atlantic Data Privacy Framework there are still legislative and regulatory steps that must be undertaken in both the EU and the U.S. The Schrems II decision also led to a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assesses laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Therefore, at present the new EU SCCs are still the primary safeguard available for personal information transfers from the EU to the U.S. As such, the current legal position may have implications for our cross-border data flows and may result in compliance costs.

Complying with the EU GDPR involves rigorous and time-intensive processes that may cause us to incur certain operational costs and/or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, potential significant fines for non-compliance of up to the greater of €20 million or 4% of consolidated global turnover and restrictions or prohibitions on data processing. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, following the United Kingdom’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into English law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the United Kingdom but who process personal information in relation to the offering of goods or services to individuals in the United Kingdom, or to the monitoring of their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of consolidated global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and information guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement.

Other countries outside of Europe and the UK continue to enact or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the EU GDPR and the UK GDPR.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states, such as Colorado, Connecticut, Utah, and Virginia, have already passed similar comprehensive privacy laws that have or will also go into effect in 2023, and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business.

Compliance with applicable U.S. and foreign privacy, data protection, and data security laws and regulations may result in government investigations or cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, claims, or public statements against us and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, reputation, financial performance and business, and operations. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the business of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

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

In the ordinary course of our business, we may collect, process, and store proprietary, confidential, and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third party service providers who handle elements of our operations.

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. For example, in March 2021, MSK provided notice that MSK was one of many customers impacted by a data breach at Accellion, Inc., which provides a document-sharing system. MSK subsequently notified us that certain documents related to one of our discontinued programs were subject to the breach, which compromise we deemed immaterial. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, we and our third party service providers frequently defend against and respond to cyber attacks, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third party service providers could cause significant interruptions to our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, sophisticated operating system software and applications that we procure from third parties may contain defects in design or manufacture, including vulnerabilities, “bugs” and other problems that could unexpectedly interfere with the operation of our networks, system, or our processing of personal information or other data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and our business could be otherwise adversely affected.

We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. We also may not be effective in responding to, containing or mitigating the risks of an attack. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our products and services could be delayed.

The costs related to significant security breaches or disruptions could be material and could exceed the limits of the cybersecurity insurance we maintain, if any, against such risks. If the information technology systems of our third party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

As of December 31, 2022, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (Tax Act), federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. The CARES Act temporarily suspended this 80% taxable income limitation, allowing an NOL carryforward to fully offset taxable income in tax years beginning before January 1, 2021 which had no impact on our financial statements. It remains uncertain if, and to what extent, various states will conform to the Tax Act or the CARES Act. Neither the Tax Act nor the CARES Act had a material impact to our financial statements.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We performed a Section 382 analysis of transactions in our stock through December 31, 2022 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated before January 1, 2018 may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing tax attributes to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Two of our corporate locations are located in Thousand Oaks, California, an area prone to earthquakes and fires. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce our product and product candidates. Our ability to obtain clinical supplies of our product and product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, including, for example, the ongoing COVID-19 pandemic.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Thousand Oaks, California and consists of approximately 51,160 square feet of office space under a lease agreement that expires in February 2026.

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

In April 2022, we assigned our lease of approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California, which expires in April 2033, to FDB as part of the Fujifilm Transaction. We remain joint and severally liable for obligations related to the assigned lease.

We lease office space in South San Francisco, California, under a non-cancellable lease agreement through May 2025. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expires in May 2025, with no option to extend the sub-lease term.

We use our leased spaces in Thousand Oaks, California and Aurora, Colorado for our translational and pre-clinical sciences, analytical development and process science functions. These facilities support our product pipeline and process development and leverage our allogeneic cell therapy platform to drive innovation. We believe our existing facilities are in good operating condition and suitable for the conduct of our business.

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

On January 31, 2023, there were 5 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total return on an indexed basis of a $100 investment, made at the beginning of the five-year period ended December 31, 2022, in the Company’s common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

As of December 31,	Atara Biotherapeutics, Inc.	Nasdaq Composite	Nasdaq Biotechnology
2017	100.00	100.00	100.00
2018	191.93	96.12	90.68
2019	90.99	129.97	112.81
2020	108.45	186.69	141.78
2021	87.07	226.63	140.88
2022	18.12	151.61	125.52

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

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) for commercial sale in the European Union (EU) by the European Commission (EC) under the proprietary name Ebvallo™. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Atara’s most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, in select emerging markets. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
•
ATA188: T-cell immunotherapy targeting EBV antigens, believed to be important for the potential treatment of primary and secondary progressive multiple sclerosis, and is currently in Phase 2 development; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in preclinical development, and being developed as a potential best-in-class product intended to target B-cell malignancies, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

In addition to the aforementioned strategic priorities, we also have a number of clinical and preclinical programs, including ATA2271, an autologous CAR T immunotherapy currently in Phase 1 development targeting solid tumors expressing the tumor antigen mesothelin; and ATA3271, an allogeneic CAR T immunotherapy currently in preclinical development targeting mesothelin.

Our T-cell immunotherapy platform includes the capability to progress both allogeneic and autologous programs and is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. For our allogeneic programs, we select the appropriate set of cells for use based on a patient’s unique immune profile. One of our contract manufacturing organizations (CMOs) has completed commercial production qualification activities for tab-cel and our other CMOs are currently in the process of completing commercial production qualification activities for tab-cel while we build inventory according to our commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement to receive an additional $30 million milestone payment from Pierre Fabre following European Commission (EC) approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre

Fabre Commercialization Agreement to HCR Molag Fund L.P (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

In December 2020, we entered into a Research, Development and License Agreement with Bayer (the Bayer License Agreement) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated by the Bayer License Agreement, we entered into (i) a Manufacturing and Supply Agreement (Bayer Manufacturing Agreement); (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement, in each case, with Bayer, to further advance our collaboration with Bayer. Collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the Bayer Agreements. In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement (Bayer Termination Agreement) with Bayer that terminated the Bayer Agreements and returned full product development rights for ATA2271 and ATA3271 to Atara effective as of July 31, 2022.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK), the Council of the Queensland Institute of Medical Research (QIMR Berghofer) and H. Lee Moffitt Cancer Center and Research Institute (Moffitt) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Our research facilities in Thousand Oaks, California (ARC) and Aurora, Colorado contain our translational and pre-clinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time we assigned the lease for the ATOM Facility to FDB in connection with the closing of the Fujifilm Transaction. We also entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB. Based on our expectations of patients and demand for product in the EU, we believe our current inventory of Ebvallo is sufficient to supply commercial demand in the EU until the end of 2023.

We also work with Charles River Laboratories (CRL) pursuant to the Commercial Manufacturing Services Agreement that we entered into in December 2019 (CRL MSA). Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In August 2022, we announced a reduction in workforce of approximately 20% of total workforce to focus our activities as a leaner organization centered on research and development to further advance our innovative pipeline, while reducing cash burn. The workforce reduction is expected to include total restructuring charges of approximately $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage over a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the severance costs represent cash expenditures. In connection with the reduction in workforce, we expect to realize reductions in annualized operating expenses of approximately $25.0 million by fiscal 2023 due to lower compensation-related costs.

In December 2022, we entered into a purchase and sale agreement (HCRx Agreement) with HCR Molag Fund, L.P. (HCRx), a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both otherwise payable by Pierre Fabre to us under the Pierre Fabre Commercialization Agreement. The total royalties and milestones payable to HCRx under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalties and milestones.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net losses were $228.3 million, $340.1 million and $306.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1.7 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2022, our cash, cash equivalents and short-term investments totaled $242.8 million, which we intend to use to fund our operations.

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

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development and regulatory support employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies, including expenses incurred under agreements with CMOs; payments under licensing and research and development agreements; other outside services and consulting costs; and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance, commercial and other general and administrative employees, including stock-based compensation; professional services costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs; and information technology and overhead expenses.

Gain on sale of ATOM Facility

The gain on sale of the ATOM Facility consists of the consideration received from FDB, less transaction costs and the carrying value of assets sold.

Interest and Other Income, net

Interest and other income (expense), net consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in U.S. states and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2022, 2021, and 2020.

Critical Accounting Policies and Significant Estimates

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

Revenue Recognition

Revenue from out-license agreements is recognized as we satisfy performance obligations and when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. Revenue generated from our out-license agreements is not subject to repayment and typically includes upfront fees, development, regulatory and commercial milestone payments and royalties on the licensee’s future product sales.

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

Revenue associated with nonrefundable upfront license fees where the license fees and other promises cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using an appropriate recognition method based on the nature of the performance obligations. We utilize judgment to assess the pattern of delivery of the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. A significant change in the assumptions and estimates, such as forecasted costs or the extent and timing of patient demand, could have a material impact on the timing and amount of revenue recognized in future periods or adjustments to cumulative revenue recognized in the period of change.

At the inception of each agreement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is allocated to each performance obligation in the agreement based on relative SSP. We typically determine SSPs using a cost plus margin approach model. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we do not expect will be recognized in the next 12 months. This estimate is based on our forecasted patient demand and current operating plan and, if patient demand or our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate and accrue expenses, the largest of which is related to research and development expenses, including those related to clinical studies and clinical product candidate manufacturing. This process involves reviewing contracts and purchase orders, identifying and evaluating the services that have been performed on our behalf, and estimating the associated cost incurred for the services which we have not yet been invoiced or otherwise notified of the actual costs incurred.

Costs for preclinical studies, clinical studies and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the goods and services delivered. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

For the years ended December 31, 2022 and 2021, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

Stock-based Compensation

We have stock-based compensation programs, which include restricted stock units (RSUs); stock options and an employee stock purchase plan. See Note 2 – “Summary of Significant Accounting Policies” and Note 11 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for grants of RSUs and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is measured at the market price of our common stock on the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

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

Accounting for Income Taxes

See Note 12 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Atara's income tax expense, as well as the temporary differences that exist as of December 31, 2022.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Atara recorded a valuation allowance of approximately $422.5 million as of December 31, 2022 related primarily to net operating loss carryforwards, capitalized research expenses, tax credit carryforwards and stock-based compensation.

Results of Operations

Comparison of the Years Ended December 31, 2022, 2021 and 2020

License and collaboration revenue

License and collaboration revenues for the periods indicated were as follows:

	Year ended December 31,			Increase (Decrease)
	2022	2021	2020	2022 compared to 2021	2021 compared to 2020
	(in thousands)
License and collaboration revenues	$63,573	$20,340	$—	$43,233	$20,340

License and collaboration revenues were $63.6 million in 2022 as compared to $20.3 million in 2021 and no revenue in 2020. The increase in 2022 was primarily due to the termination of the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022.We anticipate that license and collaboration revenues will decrease substantially in future quarters due to the termination of the Bayer Agreements.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Year ended December 31,			Increase (Decrease)
	2022	2021	2020	2022 compared to 2021	2021 compared to 2020
	(in thousands)
Tab-cel expenses	$40,597	$50,086	$61,196	$(9,489)	$(11,110)
ATA188, CAR T and other program expenses	45,597	36,424	25,124	9,173	11,300
Employee and overhead expenses	186,339	195,491	158,330	(9,152)	37,161
Total research and development expenses	$272,533	$282,001	$244,650	$(9,468)	$37,351

Tab-cel expenses were $40.6 million in 2022 as compared to $50.1 million in 2021 and $61.2 million in 2020. The decrease in 2022 was due to a decrease in clinical trial and EU tab-cel filing and approval activities. The decrease in 2021 was primarily due to higher production activities in 2020 related to the build-up of our tab-cel and process performance qualification activities at our manufacturing facility.

ATA188, CAR T and other program expenses were $45.6 million in 2022 as compared to $36.4 million in 2021 and $25.1 million in 2020. The increase in 2022 was driven by higher ATA188 clinical trial and clinical supply cost and ATA3219 manufacturing activities for IND filing; partially offset by ATA188 Phase 2 initiation milestones for QIMR and CAR T-related license fees for MSK recorded in the 2021 period as well as decrease in ATA3271 IND-enabling activities after program pause. The increase in 2021 was primarily related to research, development, and clinical trial costs related to the enrollment and further advancement of our ATA188 Phase 2 EMBOLD study.

Employee and overhead expenses were $186.3 million in 2022 as compared to $195.5 million in 2021 and $158.3 million in 2020. The 2022 decrease was primarily due to lower compensation-related costs and lower facility-related costs driven by the sale of the ATOM facility; partially offset by the cost of FDB’s manufacturing services. In 2022 as compared to 2021, payroll and related costs decreased by $9.3 million, facility-related costs decreased by $3.6 million, and outside service costs increased by $3.7 million. The 2021 increase was primarily due to higher compensation-related costs from increased headcount and higher facility-related costs in support of our continuing expansion of research and development activities. In 2021 as compared to 2020, payroll and related costs increased by $19.3 million, facility-related costs increased by $11.7 million, and outside service costs increased by $6.2 million.

Total research and development expenses for all periods presented were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,			(Decrease) Increase
	2022	2021	2020	2022 compared to 2021	2021 compared to 2020
	(in thousands)
General and administrative expenses	$71,553	$78,801	$64,402	$(7,248)	$14,399

General and administrative expenses were $71.6 million in 2022 as compared to $78.8 million in 2021 and $64.4 million in 2020. The decrease in 2022 was primarily driven by a reduction in US tab-cel commercial activities. The increase in 2021 was primarily due to higher compensation-related costs from increased headcount and activities to support our anticipated launch of Ebvallo in the EU and the commercialization of tab-cel in the U.S.

Total general and administrative expenses for all periods presented were not significantly impacted as a result of the COVID-19 pandemic.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Bayer License Agreement and the Pierre Fabre Commercialization Agreement and the sale of our ATOM Facility.

In the past three years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in February 2020 (2020 ATM Facility) and in November 2021 (2021 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the year ended December 31, 2022, we sold an aggregate of 1,618,672 shares of common stock under the 2021 ATM Facility, at an average price of $13.84 per share, for gross proceeds of $22.4 million and net proceeds of $22.0 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2022, we have fully utilized the 2020 ATM Facility and we had $55.9 million of common stock remaining and available to be sold under the 2021 ATM Facility.

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

We have incurred losses and negative cash flows from operations in each year since inception and have not yet begun to generate commercialization revenues from the December 2022 EU approval of Ebvallo. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2021 ATM Facility, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$92,942	$106,084
Short-term investments	149,877	264,984
Total cash, cash equivalents and short-term investments	$242,819	$371,068

Contractual Obligations and Commitments

We lease our corporate headquarters in Thousand Oaks, California, under a non-cancellable lease agreement for approximately 51,160 square feet of office space. The initial term of this lease expires in February 2026. The contractual obligations during the initial term are $8.5 million in aggregate. We have the option to extend the lease for an additional period of five years after the initial term.

We lease office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expires in May 2025, with no option to extend the sub-lease term. Subsequently, we have moved our corporate headquarters to our office space in Thousand Oaks, California.

In May 2019, we entered into a lease agreement for approximately 8,800 square feet of office and lab space in Aurora, Colorado. The initial term of this lease expires in April 2024. In February 2021, we further amended this lease to add an additional 2,861 square feet of lab space. The contractual obligations during the lease term are not material. We have the option to extend this lease for two additional five-year periods after the initial term.

In March 2021, we entered into a lease agreement for approximately 33,659 square feet of office, lab and warehouse space in Thousand Oaks, California. The initial 10.5-year term of this lease commenced in August 2021 and the contractual obligations during the initial term are $21.0 million in aggregate. We have the option to extend this lease for two additional five-year periods after the initial term.

In February 2017, we entered into a lease agreement (ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced in February 2018, and the contractual obligations during the initial term are $16.4 million in aggregate. We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. We remain joint and severally liable for obligations related to the ATOM Lease. See Note 8 – “Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for further information on our lease obligations.

We enter into contracts in the normal course of business with clinical research organizations for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. See Note 10 – “Commitments and Contingencies” in the Notes to Consolidated Financial

Statements, included in Item 8. Financial Statements and Supplementary Data of this report for further information on our contractual obligations and commitments.

Cash Flows

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(270,430)	$(220,522)	$(180,759)
Investing activities	202,956	22,258	(120,728)
Financing activities	53,084	103,944	427,574
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,390)	$(94,320)	$126,087

Operating activities

Net cash used in operating activities was $270.4 million in 2022 as compared to $220.5 million in 2021. The increase of $49.9 million was primarily due to the $45 million upfront fee received from Pierre Fabre in 2021, with no similar cash flows received in 2022, with the remaining variance due toa reduction in net working capital.

Net cash used in operating activities was $220.5 million in 2021 as compared to $180.8 million in 2020. The increase of $39.7 million was primarily due to an increase in net loss of $33.5 million and increased usage of net working capital, partially offset by $45.0 million received as a result of the Pierre Fabre Commercialization Agreement.

Investing activities

Net cash provided by investing activities in 2022 consisted of $293.0 million received from maturities and sales of available-for-sale securities and $94.8 million in net proceeds received from the sale of the ATOM Facility, partially offset by $180.6 million used to purchase available-for-sale securities and $4.2 million in purchases of property and equipment.

Net cash provided by investing activities in 2021 consisted primarily of $334.0 million received from maturities and sales of available-for-sale securities, partially offset by $301.1 million used to purchase available-for-sale securities and $10.6 million in purchases of property and equipment.

Net cash used in investing activities in 2020 consisted primarily of $425.9 million used to purchase available-for-sale securities and $4.5 million in purchases of property and equipment, partially offset by $309.7 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in 2022 consisted primarily of $21.9 million of net proceeds from ATM facilities, $30.6 million in net proceeds from the sale of future royalties and $1.9 million of net proceeds from employee stock award transactions.

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

Operating Capital Requirements and Plan of Operations

To date, we have not generated any revenue from commercial product sales. We do not know when, or if, we will generate sufficient revenue from commercial product sales to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations.

We expect that existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the $40.0 million received in January 2023 for achievement of certain milestones under the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations into the second quarter of 2024. In order to complete the process of obtaining regulatory approval for any of our product candidates that have not received approval, we will require substantial additional funding. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing.

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
•
the timing of proceeds from the Pierre Fabre Commercialization Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, partnering or other arrangements that we may establish;
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

As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we will be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had total cash, cash equivalents and short-term investments of $242.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change in the fair market value of our portfolio.

The primary objectives of our investment activities are capital preservation and liquidity, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including money market funds, U.S. Treasury, government agency and corporate debt obligations, commercial paper and asset-backed securities. These securities are all classified as available-for-sale and consequently are recorded on the balance sheet at fair value, with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except for obligations of the U.S. Treasury, U.S. Treasury-guaranteed securities or money market funds, do not exceed 5% of our portfolio.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Atara Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company" or “Atara”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

License and Collaboration Revenue and Deferred Revenue – Accounting for Out- License Agreement – Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

The Company has entered into certain out-license agreements with Bayer and Pierre Fabre.

During 2020 and 2021, the Company entered into a Research, Development and License agreement, a Technology Transfer Agreement, and a Manufacturing and Supply Agreement with Bayer AG (“Bayer”).

In 2022, the Company entered into a Termination Agreement with Bayer pursuant to which all existing agreements were terminated. Under the terms of this agreement, full product development and commercialization rights related to ATA2271 and ATA3271 reverted to Atara, and Bayer made an additional payment to Atara for certain activities performed by the Company prior to the termination effective date.

Additionally, during 2021, the Company entered into a Commercialization Agreement with Pierre Fabre Medicament (“Pierre Fabre”). Under the terms of the agreement, the Company granted Pierre Fabre a license to commercialize and distribute therapies and will be responsible for manufacturing and supplying the therapies to Pierre Fabre, along with related cell selection services.

In 2022, the Company entered into an Amendment Agreement to the Pierre Fabre Commercialization Agreement (the “PF Amendment”). Under the terms of the PF Amendment, Atara is entitled to an additional milestone payment in exchange for, among other things, a reduction in: (i) royalties Atara is eligible to receive, and (ii) the price mark up on supply purchased by Pierre Fabre. Additionally, Atara also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

The Company recognizes revenue on out-license agreements as they satisfy their performance obligations and when a customer obtains control of the promised goods or services. As of December 31, 2022, the Company recognized $63.6 million of revenue under the out-license agreements and deferred revenue amounted to $85.0 million, of which $8.0 million is included in current liabilities and $77.0 million is included in long-term liabilities.

We identified accounting for the out-license agreements, the revenue recognized, and the estimated deferred revenue to be recognized as revenue as a critical audit matter. Given the judgments necessary to determine the accounting literature to apply to an out-license agreement, the method to estimate and measure the progress toward the completion of the performance obligation and the estimated contractual term over which the performance obligation would be completed, auditing such judgments and estimates required extensive audit effort due to the complexity of the out-license agreements and the high degree of auditor judgment applied when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the accounting literature to apply to the agreements and assessing management's method for measuring progress included the following, among others:

•
We tested the operating effectiveness of controls over out-license related revenue, including those related to the evaluation of contract modifications and the determination of the timing and amount of revenue recognized.
•
We reviewed and obtained an understanding of the Company’s revenue generating agreements and related transactions during and at the end of the year via review of internal and external presentations, news and publications, and discussions with management.
•
We evaluated the Company’s conclusions related to the accounting for contract modifications.
•
We evaluated management’s determination that the agreement is within the scope of ASC 606 - Revenue from Contracts with Customers.
•
We evaluated management's determination of the contractual term and the appropriateness of management's method to measure its progress over that term.
•
We evaluated the assumptions used in the estimates of total costs and the estimated measure of progress for recognizing revenues by:
o
Performing corroborating inquiries with the Company's project and business development managers, and comparing the assumptions used in the estimates to management's work plans, cost estimates and costs reported to date, and material rights allocated, accumulated and earned.
o
Comparing costs incurred for activities completed to date to the costs forecasted for those activities.
o
Comparing material rights accumulated and earned for activities completed to date to the fulfilment of performance obligations forecasted for those activities.
o
Testing the mathematical accuracy of management’s revenue and current and long-term deferred revenue balances based on the estimated revenue to be recognized over time.

Accrued Research and Development Expenses & Prepaid Research and Development Expenses - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes costs it incurs for research and development expenses based on an evaluation of its vendors’ progress toward completion of specific tasks. Payment timing may differ significantly from the period in which the costs are recognized as expense. Costs that are paid in advance are deferred as a prepaid expense and amortized over the service period as the services are provided. Costs for services incurred that have not yet been invoiced or paid are recognized as accrued expenses.

In estimating the vendors’ progress toward completion of specific tasks, the Company uses data such as patient enrollment, clinical site activations or vendor information of actual costs incurred. This data is obtained through reports from or discussions with Company personnel and outside service providers as to the progress or state of completion of studies, or the completion of services.

Given the number of ongoing research and development activities and the subjectivity involved in estimating related accrued and prepaid expenses, auditing the accrued and prepaid research and development expenses involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

•
We tested the design and effectiveness of controls over the estimation of accrued and prepaid research and development expenses.
•
We obtained and read a sample of research and development agreements and contracts, as well as amendments thereto.
•
We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of research and development activities.
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
o
Performed corroborating inquiries with Company research and development personnel.
o
Confirmed progress directly with the vendor and compared the reported amounts to the Company's estimate.
o
Evaluated management’s judgments compared to the evidence obtained.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

February 8, 2023

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$92,942	$106,084
Short-term investments	149,877	264,984
Restricted cash	146	194
Accounts receivable	40,221	986
Inventories	1,586	—
Other current assets	10,308	12,373
Total current assets	295,080	384,621
Property and equipment, net	6,300	53,780
Operating lease assets	68,022	26,159
Restricted cash - long-term	—	1,200
Other assets	7,018	2,367
Total assets	$376,420	$468,127

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,871	$17,368
Accrued compensation	17,659	25,150
Accrued research and development expenses	24,992	13,451
Deferred revenue	8,000	40,760
Other current liabilities	21,394	9,057
Total current liabilities	78,916	105,786
Deferred revenue - long-term	77,000	55,708
Operating lease liabilities - long-term	58,064	25,518
Liability related to the sale of future revenues - long-term	30,236	—
Other long-term liabilities	5,564	1,501
Total liabilities	249,780	188,513

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2022 and 2021, respectively; 95,927 and 91,671 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	9
Additional paid-in capital	1,821,721	1,744,695
Accumulated other comprehensive (loss) income	(2,067)	(368)
Accumulated deficit	(1,693,024)	(1,464,722)
Total stockholders’ equity	126,640	279,614
Total liabilities and stockholders’ equity	$376,420	$468,127

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
License and collaboration revenue	$63,573	$20,340	$—
Operating expenses:
Research and development	272,533	282,001	244,650
General and administrative	71,553	78,801	64,402
Total operating expenses	344,086	360,802	309,052
Loss from operations	(280,513)	(340,462)	(309,052)
Other income (expense), net:
Gain on sale of ATOM Facility (See Note 7)	50,237	—	—
Interest and other income (expense), net	1,986	367	2,447
Total other income (expense), net	52,223	367	2,447
Loss before provision for income taxes	(228,290)	(340,095)	(306,605)
Provision for income taxes	12	46	15
Net loss	$(228,302)	$(340,141)	$(306,620)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities	(1,699)	(664)	76
Comprehensive loss	$(230,001)	$(340,805)	$(306,544)

Basic and diluted net loss per common share	$(2.24)	(3.63)	(4.15)

Basic and diluted weighted-average shares outstanding	101,990	93,670	73,973

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of January 1, 2020	56,806	$6	$1,108,516	$220	$(817,961)	$290,781
Issuance of common stock and pre-funded warrants through underwritten offering, net of offering costs of $583	20,060	2	353,586	—	—	353,588
Issuance of common stock through ATM facilities, net of commissions and offering costs of $1,887	4,786	—	68,004	—	—	68,004
Exercise of pre-funded warrants	57	—	—	—	—
RSU settlements, net of shares withheld	1,112	—	(1,521)	—	—	(1,521)
Issuance of common stock pursuant to employee stock awards	551	—	6,680	—	—	6,680
Stock-based compensation expense	—	—	51,351	—	—	51,351
Net loss	—	—	—	—	(306,620)	(306,620)
Unrealized gain on available-for-sale securities	—	—	—	76	—	76
Balance as of December 31, 2020	83,372	8	1,586,616	296	(1,124,581)	462,339
Issuance of common stock through ATM facilities, net of commissions and offering costs of $2,501	6,241	1	98,696	—	—	98,697
RSU settlements, net of shares withheld	1,492	—	(1,244)	—	—	(1,244)
Issuance of common stock pursuant to employee stock awards	566	—	6,762	—	—	6,762
Stock-based compensation expense	—	—	53,865	—	—	53,865
Net loss	—	—	—	—	(340,141)	(340,141)
Unrealized loss on available-for-sale securities	—	—	—	(664)	—	(664)
Balance as of December 31, 2021	91,671	9	1,744,695	(368)	(1,464,722)	279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $517	1,619	—	21,891	—	—	21,891
RSU settlements, net of shares withheld	2,204	1	(624)	—	—	(623)
Issuance of common stock pursuant to employee stock awards	433	—	1,921	—	—	1,921
Stock-based compensation expense	—	—	53,838	—	—	53,838
Net loss	—	—	—	—	(228,302)	(228,302)
Unrealized loss on available-for-sale securities	—	—	—	(1,699)	—	(1,699)
Balance as of December 31, 2022	95,927	$10	$1,821,721	$(2,067)	$(1,693,024)	$126,640

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(228,302)	$(340,141)	$(306,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	(50,237)	—	—
Stock-based compensation expense	53,838	53,865	51,351
Depreciation and amortization expense	5,653	9,345	8,332
Non-cash operating lease expense	8,915	1,948	1,457
Amortization of investment premiums	1,024	1,769	828
Other non-cash items, net	147	108	208
Changes in operating assets and liabilities:
Accounts receivable	(39,235)	264	(1,250)
Inventories	(1,586)	—	—
Other current assets	1,836	8,182	(8,666)
Operating lease assets	—	—	886
Other assets	(266)	(1,727)	(219)
Accounts payable	(9,211)	9,067	(815)
Accrued compensation	(7,491)	4,692	5,752
Accrued research and development expenses	11,541	(2,362)	7,472
Other current liabilities	2,067	1,618	(187)
Deferred revenue	(11,468)	35,218	61,250
Operating lease liabilities	(8,009)	(1,859)	(1,316)
Other long-term liabilities	354	(509)	778
Net cash used in operating activities	(270,430)	(220,522)	(180,759)
Investing activities
Purchases of short-term investments	(180,589)	(301,129)	(425,868)
Proceeds from maturities and sales of short-term investments	292,973	333,967	309,653
Purchases of property and equipment	(4,193)	(10,580)	(4,513)
Net proceeds from sale of ATOM Facility	94,765	—	—
Net cash provided by (used in) investing activities	202,956	22,258	(120,728)
Financing activities
Proceeds from sale of common stock and pre-funded warrants in underwritten offerings, net	—	—	353,780
Proceeds from issuance of common stock through ATM facilities, net	21,891	98,697	69,189
Proceeds from employee stock awards	1,921	6,762	6,680
Proceeds from sale of future revenues, net	30,605	—	—
Taxes paid related to net share settlement of restricted stock units	(623)	(1,244)	(1,521)
Principal payments on finance lease obligations	(518)	(254)	(389)
Other financing activities, net	(192)	(17)	(165)
Net cash provided by financing activities	53,084	103,944	427,574
Increase (decrease) in cash, cash equivalents and restricted cash	(14,390)	(94,320)	126,087
Cash, cash equivalents and restricted cash at beginning of period	107,478	201,798	75,711
Cash, cash equivalents and restricted cash at end of period	$93,088	$107,478	$201,798
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$61	$2,139	$326
Accrued costs related to underwritten public offering	$—	$—	$192
Accrued costs related to ATM facility	$—	$87	$—
Accrued transaction costs related to sale of future revenues	$332	$—	$—
Supplemental cash flow disclosure
Cash paid for interest	$335	$32	$62
Cash paid for income taxes	$19	$15	$10
See accompanying notes to the consolidated financial statements.

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (“CAR T”) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval by the European Commission (“EC”) for commercial sale and use in the European Union (“EU”) and is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (“Pierre Fabre Commercialization Agreement”) with Pierre Fabre Medicament (“Pierre Fabre”), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the “Territory”), following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Note 5 for further information.

In December 2020, we entered into a research, development and license agreement (“Bayer License Agreement”) with Bayer AG (“Bayer”) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271. In March 2021, as contemplated under the Bayer License Agreement and to further advance our collaboration, we entered into (i) a Manufacturing and Supply Agreement; (ii) a Pharmacovigilance Agreement; (iii) a Quality Agreement; and (iv) a Technology Transfer Agreement (collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as the “Bayer Agreements”). In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with Bayer which terminated the Bayer Agreements (the “Bayer Termination Agreement”) and returned full product development and commercialization rights related to ATA2271 and ATA3271 to us, effective as of July 31, 2022. See Note 5 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (“MSK”), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (“Moffitt”), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (“QIMR Berghofer”). See Note 10 for further information.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (“FDB”) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (“ATOM Facility”) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the “Fujifilm Transaction”). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time 136 of our ATOM Facility employees transitioned to FDB as part of the transaction. We also entered into a Master Services and Supply Agreement and related Statements of Work with FDB (collectively the “Fujifilm MSA”) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See Notes 7, 8, and 10 for further information.

In August 2022, we announced a reduction in force that reduced our workforce by approximately 20%. We expect to recognize restructuring charges of $6.0 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are primarily one-time termination benefits and are all cash charges. Refer to Note 9 for further information.

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing therapeutics. Our Chief Executive Officer, who is our chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Substantially all of our assets are located in the U.S.

Of the $63.6 million license and collaboration revenue recognized in 2022, $61.8 million related to our agreements with Bayer, a German company, and $1.8 million related to our agreements with Pierre Fabre, a French company.

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates and assumptions relied upon in preparing these financial statements include those related to revenue recognition, accrued research and development expenses, stock-based compensation expense and income taxes. Additionally, we use available market information to assess the fair value of our short-term investments. Actual results could differ materially from those estimates. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

Liquidity Risk

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from commercialization and license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of December 31, 2022 , together with the $40.0 million received in January 2023 for achievement of certain milestones under the Pierre Fabre Commercialization Agreement, will be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, the uncertainties inherent in Atara’s future operations and in our ability to obtain additional funding may raise substantial doubt about our ability to continue as a going concern in future reporting periods. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining additional funding on terms acceptable to us, if at all. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

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

Currency Translation

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2022 were not material.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are defined as highly liquid investments with original maturities of 90 days or less at the date of purchase.

Investments with original maturities of greater than 90 days are classified as short-term investments on the balance sheet.

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

Fair Value Measurement

The carrying amounts of certain of our financial instruments including cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short maturities. Short-term investments are comprised of available-for-sale securities, which are carried at fair value.

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

Accounts Receivable, net

Accounts receivable are recorded net of estimates of variable consideration for which reserves are established and which result from discounts and chargebacks that are offered within contracts between us and a limited number of specialty pharmacies and a specialty distributor in the United States. These reserves are classified as reductions of accounts receivable.

We estimate the allowance for doubtful accounts using the current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the accounts receivable. We evaluate the collectability of these cash flow based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and history of our accounts receivable, we determined that an allowance for doubtful accounts was not required as of the periods presented.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value, on a specific identification basis. We use actual costs to determine our cost basis for inventories. Inventories consist of raw materials, work-in-process and finished goods. Finished goods inventories in excess of one year of forecasted sales are classified in the Consolidated Balance Sheets as non-current “Other assets.”

We begin capitalizing costs as inventory when the product candidate receives regulatory approval and when the manufacturing facility producing such inventory is qualified by the relevant regulatory agency. Prior to regulatory approval and qualification, we record such production costs related to product candidates as research and development expenses. Any manufactured product that is available for commercial sale is recorded to inventory; to the extent it is later used for clinical studies, such inventory costs are then recorded within research and development expenses.

We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of sales. There have been no write-downs of our inventories for the periods presented.

Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years, except for leasehold improvements, which are depreciated on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the lease term. Costs incurred to acquire, construct or install property and equipment during the construction stage of a capital project or costs incurred to purchase and develop internal use software during the application development stage are recorded as construction in progress. Maintenance and repairs are charged to operations as incurred.

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

Asset Retirement Obligation (“ARO”)

An ARO is a legal obligation associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled.

Leases

We determine if a contract is or contains a lease at contract inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Our policy is to not recognize right-of-use (“ROU”) assets and lease liabilities for short-term operating leases with terms of 12 months or less; we recognize short-term lease expense for these leases on a straight-line basis over the lease term. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets are recorded in other assets and the related finance lease liabilities are presented in other current liabilities and other long-term liabilities.

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

We are considered the sub-lessor for certain of our leases where we have entered into a sub-lease agreement with or have assigned our lease to another party. Rental income was not material for any period presented and we record rental income as a reduction to rent expense within operating expenses.

Accruals of Research and Development Costs

We record accruals for estimated research and development costs based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. We determine accrual estimates through reports from and discussions with internal personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the period in which the services are provided.

Sale of Future Revenues

To the extent that we account for the sale of future revenues as debt in accordance with ASC 470, we amortize the liability and recognize interest expense related to the sale of future revenues using the effective interest rate method over the estimated life of the underlying agreement. The liability and related interest expense are based on our current estimate of expected future payments over the life of the arrangement. We will re-assess the amount and timing of expected payments each reporting period using a combination of internal projections and forecasts from external resources and record interest expense on the carrying value of the liability using the imputed effective interest rate on a prospective basis.

Revenue Recognition

For contracts that are determined to be within the scope of Accounting Standards Codification Topic 606 (Accounting Standards Update (“ASU”) No. 2014-09), Revenue from Contracts with Customers, and all subsequent amendments (collectively, “ASC 606”), revenue is recognized as we satisfy performance obligations and when a customer obtains control of the promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for our out-license agreements in Note 5. Our out-license agreements do not contain a significant financing component.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. We typically determine standalone selling prices using an expected cost plus margin approach model.

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

As of December 31, 2022, our deferred revenue is related to the Pierre Fabre Commercialization Agreement, which is within the scope of ASC 606. As discussed in further detail in Note 5, the terms of these arrangements include potential payments to us for some or all of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; and royalties on the net sales of licensed products. These payments relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Upfront payments: Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we have satisfied our obligations under these arrangements.

Milestone payments: At the inception of each arrangement that includes development milestone payments, we evaluate the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and collaboration revenues and the consolidated statements of operations and comprehensive loss in the period of adjustment.

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

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we do not expect will be recognized in the next 12 months. This estimate is based on our forecasted patient demand and current operating plan and, if patient demand or our operating plan should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for research and development employees; expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical and preclinical studies; expense incurred under agreements with contract manufacturing organizations related to acquiring and manufacturing clinical study materials and other supplies to support the manufacture of our product candidates; payments under licensing and research and development agreements; other outside services and consulting costs, and facilities, information technology and overhead expenses. Research and development costs are expensed as incurred.

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

In determining the fair value of stock option awards granted, we use the Black-Scholes valuation model and assumptions include:

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

For awards with performance-based vesting criteria, we assess the probability of the achievement of the performance conditions at the end of each reporting period and begin to recognize the share-based compensation costs when it becomes probable that the performance conditions will be met. For awards that are subject to both service and performance conditions, no expense is recognized until it is probable that performance conditions will be met. Stock-based compensation expense for awards with time-based vesting criteria is recognized as expense on a straight-line basis over the requisite service period. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model. We account for forfeitures of stock-based awards as they occur.

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2022, 2021, and 2020 we recorded matching contributions of approximately $2.3 million, $2.6 million, and $2.1 million, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2022 and 2021. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Our other comprehensive income (loss) is comprised solely of unrealized gains (losses) on available-for-sale securities and is presented net of taxes. There have not been any material reclassifications from other comprehensive income (loss) to net loss recorded during any period presented.

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

Potential dilutive securities, which include unvested RSUs, unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (“ESPP”), have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the dates listed that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of December 31,
	2022	2021	2020
Unvested RSUs	6,698,858	5,253,347	2,868,407
Vested and unvested options	10,336,634	9,200,337	7,832,386
ESPP share purchase rights	86,782	27,238	26,349
Total	17,122,274	14,480,922	10,727,142

4.
Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$78,033	$—	$—	$78,033
U.S. Treasury obligations	Level 2	63,013	3	(394)	62,622
Government agency obligations	Level 2	8,086	—	(48)	8,038
Corporate debt obligations	Level 2	82,598	4	(1,513)	81,089
Commercial paper	Level 2	996	—	—	996
Asset-backed securities	Level 2	6,343	—	(119)	6,224
Total available-for-sale securities		239,069	7	(2,074)	237,002
Less: amounts classified as cash equivalents		(87,122)	(3)	—	(87,125)
Amounts classified as short-term investments		$151,947	$4	$(2,074)	$149,877

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2021:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$89,738	$—	$—	$89,738
U.S. Treasury obligations	Level 2	111,832	1	(138)	111,695
Government agency obligations	Level 2	21,346	—	(23)	21,323
Corporate debt obligations	Level 2	99,757	6	(190)	99,573
Commercial paper	Level 2	36,993	—	—	36,993
Asset-backed securities	Level 2	10,174	1	(25)	10,150
Total available-for-sale securities		369,840	8	(376)	369,472
Less: amounts classified as cash equivalents		(104,488)	—	—	(104,488)
Amounts classified as short-term investments		$265,352	$8	$(376)	$264,984

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2022		As of December 31, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$202,323	$201,359	$278,457	$278,354
Maturing in one to five years	36,746	35,643	91,383	91,118
Total available-for-sale securities	$239,069	$237,002	$369,840	$369,472

We considered the current and expected future global economic and market conditions, including the COVID-19 pandemic and the war in Ukraine, and determined that our investments have not been significantly impacted. As of December 31, 2022, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the years ended December 31, 2022, 2021 and 2020, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments on our consolidated balance sheet. As of December 31, 2022 and 2021, accrued interest receivable was $0.8 million and $0.8 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2022, 2021 and 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$92,942	$106,084
Restricted cash - short-term	146	194
Restricted cash - long-term	—	1,200
Total cash, cash equivalents and restricted cash	$93,088	$107,478

5.
Out-license Agreements

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Territory following regulatory approval. Atara retains full rights to Ebvallo in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the “PF Amendment”). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (“MAA”) transfer to Pierre Fabre, we are entitled to receive an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible at our cost for certain other activities directed to obtaining regulatory approval for Ebvallo for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe. Pierre Fabre will be responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of Ebvallo in the Territory. We will own any intellectual property rights developed solely by us under the Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo, until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Territory based on a fixed price through December 31, 2023 and cost plus a margin post January 1, 2024. We are responsible for manufacturing and supplying Pierre Fabre with Ebvallo for commercialization in the Territory at Pierre Fabre’s cost for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of Ebvallo in the Territory. Following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party contract manufacturing organization (“CMO”), and Pierre Fabre may also elect to directly assume the manufacturing responsibility and receive the related manufacturing technology.

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

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the Pierre Fabre Commercialization Agreement represent transactions with a customer. We concluded that the Pierre Fabre Commercialization Agreement includes transfer of intellectual property rights in the form of a license, the potential to manufacture and supply Ebvallo for a minimum of seven years and until tech transfer, the potential to perform cell-selection services for a minimum of three years and until tech transfer, and obligation to participate in the JSC. We concluded that the promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa. Consequently, the license, manufacture and supply, cell selection and participation in the JSC is a single performance obligation.

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment, constituted the entire consideration to be included in the transaction price at the outset of the arrangement. The $40.0 million in development milestones met in December 2022 were added to the transaction price upon meeting of the related milestones. Revenue associated with the upfront fee and development milestones for the single performance obligation will be deferred until the initial delivery of services related to the manufacture and supply and cell selection and then recognized over the period during which Pierre Fabre’s material right to these services exists. The $85.0 million in upfront fee and milestones met is recorded as deferred revenue as of December 31, 2022, of which $8.0 million is included in current liabilities and $77.0 million is included in long-term liabilities, and we expect to recognize this revenue over the next 12 years.

The remaining potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.

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

Under the terms of the Bayer License Agreement, we were responsible at our cost for all mutually agreed preclinical and clinical activities for ATA2271 through the first in human Phase 1 clinical study in collaboration with MSK, following which Bayer was responsible for the further development of ATA2271 at its cost. Bayer was responsible for the development of ATA3271, except for certain mutually agreed preclinical, translational, manufacturing and supply chain activities to be performed by us relating to ATA3271, in each case at Bayer’s cost. Bayer was also be solely responsible for commercializing the Licensed Products at its cost.

In December 2020, we received an upfront cash payment of $45.0 million from Bayer for the exclusive license grant, net of applicable withholding taxes, which were fully recovered in August 2021, and an additional $15.0 million upfront reimbursement payment for certain research and process development activities to be performed by us.

The transaction price at inception consisted of a $45.0 million upfront payment for the license, $15.0 million for certain research and process development activities and the $5.0 million for additional specified translational activities, and this amount was allocated to the single performance obligation. The potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as all milestone amounts were fully constrained based on the probability of achievement. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We reevaluated the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust our estimate of the transaction price.

Technology Transfer Agreement

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the “Bayer Tech Transfer Agreement”), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement. Upon entering into the agreement, we invoiced Bayer 20 percent of the total fee of $15.3 million under the Bayer Tech Transfer Agreement, or $3.1 million, which we received in the second quarter of 2021 and invoiced 40 percent of the total fee, or $6.1 million, in the first quarter of 2022.

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

Bayer Agreements Termination and Revenue Recognition

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Bayer Termination Agreement with an effective date of July 31, 2022. Upon the termination effective date, full product development rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $61.8 million for the year ended December 31, 2022, under the Bayer Agreements and Bayer Termination Agreement. For the year ended December 31, 2021, we recognized license and collaboration revenue of $19.8 million under the Bayer Agreements. There was no deferred revenue related to the Bayer Agreements as of December 31, 2022, compared to $51.5 million as of December 31, 2021. No development or sales-based milestone payments have been earned or received.

6.
Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (the “HCRx Agreement”) with HCR Molag Fund, L.P., a Delaware limited partnership, (“HCRx”). In exchange for a payment of $31.0 million (the “Investment Amount”), net of certain transaction expenses, to Atara, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement up to an agreed upon multiple of the Investment Amount. We received the Investment Amount, net of certain transaction costs, from HCRx on December 30, 2022.

Under the HCRx Agreement, HCRx is entitled to receive tiered royalties on net sales of Ebvallo in the Territory (as defined in the Pierre Fabre Commercialization Agreement) in amounts ranging from the mid-single digits to double digits based on annual net sales. HCRx is also entitled to certain milestone payments due to Atara from Pierre Fabre. The total royalties and milestones payable to HCRx are capped between 185% and 250% of the Investment Amount, depending upon the timing of such royalties and milestones. Upon meeting the cap amount, HCRx’s right to receive royalties and milestone payments will terminate and all rights will revert to Atara. To the extent a certain milestone within the Pierre Fabre Commercialization Agreement is not achieved on or prior to June 30, 2026, we will be required to make a one-time cash payment in the amount of $9.0 million to HCRx, and HCRx shall transfer all of its right, title and interest in this certain $9.0 million milestone payment to Atara. This payment, if required, would be included in the calculation of aggregate payments made to HCRx.

The gross proceeds of the Investment Amount of $31.0 million were recorded as a liability related to the sale of future revenues, net of transaction costs of $0.4 million, and will be amortized using the effective interest method over the life of the arrangement.

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We will estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the royalty and milestone payments received by HCRx and changes in our forecasted payments to HCRx. At each reporting date, we will reassess our estimate of total future royalty payments to be received by HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the year ended December 31, 2022:

For the year ended December 31,
2022
(in thousands)
Liability related to the sale of future revenues, beginning balance	$—
Proceeds from sale of future revenues, net	30,605
Less: debt issuance costs	(368)
Liability related to the sale of future revenues, ending balance	$30,237

7.
Sale of ATOM Facility

On April 4, 2022, we completed the sale of the ATOM Facility to FDB for net proceeds of $94.8 million, after deducting transaction costs of $4.6 million and other adjustments to the purchase price. The sale resulted in a gain of $50.2 million included within other income (expense), net for the year end December 31, 2022. As disclosed in Note 8, although we have assigned the lease for the ATOM Facility to FDB, we have not received novation from the landlord. Therefore, the lease-related assets and liabilities for the ATOM Facility remain on our balance sheet. Refer to the summary of assets sold and gain on sale of the ATOM Facility:

(in thousands)
Net proceeds from sale of ATOM Facility	$94,765

Assets sold:
Other current assets	$190
Property and equipment, net	44,299
Other assets	39
Less: Assets sold	44,528
Gain on sale of ATOM Facility	$50,237

In connection with the sale, we entered into a Transition Services Agreement (“TSA”) with FDB, pursuant to which we are assisting them in the transition of certain functions, including, but not limited to, information technology, finance and technical operations. FDB will reimburse us at cost for all third party expenses incurred in conjunction with the TSA and for time incurred by our employees to satisfy requirements set forth by the TSA. The reimbursements are recorded as reductions to the related Operating expenses and the amounts associated with reimbursements for employee time incurred were not material for the year ended December 31, 2022. Any amounts owed to us by FDB under the TSA as of December 31, 2022 are included in other current assets.

8.
Leases

We lease office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we are required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expires in May 2025, with no option to extend the sub-lease term. Subsequently, we have moved our corporate headquarters to our office space in Thousand Oaks, California. In November 2018, we entered into a lease agreement for this office space that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term.

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

In February 2017, we entered into a lease agreement (the “ATOM Lease”) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the lease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease.

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

The maturities of lease liabilities under our operating and finance leases as of December 31, 2022 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2023	$19,158	$1,339
2024	18,035	1,242
2025	17,880	1,263
2026	16,557	1,285
2027	5,631	436
Thereafter	15,778	—
Total lease payments	$93,039	$5,565
Less: amount representing interest	(22,169)	(1,088)
Present value of lease liabilities	$70,870	$4,477

Balance as of December 31, 2022
Other current liabilities	$12,806	$834
Operating lease liabilities - long-term	58,064	—
Other long-term liabilities	—	3,643
Total	$70,870	$4,477

The components of lease cost were as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Operating lease cost:
Operating lease cost	$14,245	$3,827	$3,020
Short-term lease cost	386	836	987
Total operating lease cost	$14,631	$4,663	$4,007
Finance lease cost:
Amortization expense	$872	$244	$389
Interest on lease liabilities	373	29	60
Total finance lease cost	$1,245	$273	$449

Other information related to leases was as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,417	$3,738	$2,878
Operating cash flows for finance leases	335	32	62
Financing cash flows for finance leases	518	254	389

Operating lease assets obtained in exchange for lease obligations:	$50,779	$13,427	$—
Finance lease assets obtained in exchange for lease obligations:	4,795	—	281
Non-cash increase to operating lease assets due to remeasurement of lease liabilities:	—	1,760	639

Weighted Average Remaining Lease Term
Operating leases	5.9 years	9.2 years	9.4 years
Finance leases	4.2 years	1.0 years	1.7 years
Weighted Average Discount Rate
Operating leases	9.9%	9.6%	10.3%
Finance leases	10.4%	9.7%	9.7%

Asset Retirement Obligation

Our asset retirement obligation (“ARO”) consists of a contractual requirement to remove the tenant improvements at the ATOM Facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. Although we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB in April 2022, we have not received novation from the landlord. Therefore, the ARO associated with the ATOM Facility remains on our balance sheet. We recorded an estimate of the fair value of our ARO liability in other long-term liabilities and the ARO asset as a long-term asset in the period incurred. The fair value of the ARO asset is amortized over the lease term. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. As of December 31, 2022 and December 31, 2021, the ARO asset and liability were not material.

9.
Restructuring

On August 8, 2022, we announced a strategic reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction is expected to include total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the costs are cash expenditures and primarily represent one-time termination benefits.

We recorded the following restructuring charges associated with the reduction in force:

Year Ended December 31,
2022
(in thousands)

Research and development expense	$2,544
General and administrative expense	3,420
Total restructuring charges	$5,964

The following restructuring liability activity was recorded in connection with the reduction in force for the year ended December 31, 2022, with all of the $1.5 million liability balance as of December 31, 2022 included within other current liabilities on the accompanying consolidated balance sheet:

Total Restructuring Charges
(in thousands)
Liability balance, January 1, 2022	$—
Charges	5,964
Cash payments	(4,419)
Liability balance, December 31, 2022	$1,545

10.
Commitments and Contingencies

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

QIMR Berghofer Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 19 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019 to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. As of December 31, 2022 and 2021, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the “CRL MSA”) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (“CRL”) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into the Fujifilm MSA, which became effective upon the closing of the sale of the ATOM Facility on April 4, 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products and product candidates, manufactured in accordance with cGMP standards. We have certain non-cancellable minimum commitments to purchase products and services over the first five years of the Fujifilm MSA. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2022 and December 31, 2021, there were no material amounts accrued related to contract termination charges. Based on our expectations of patients and demand for product in the EU, we believe our current inventory of Ebvallo is sufficient to supply commercial demand in the EU until the end of 2023.

Minimum Commitments

The non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs, excluding those recognized on our balance sheet, as of December 31, 2022 are set forth below:

Calendar Year	Remaining Minimum Commitment as of December 31, 2022
(in thousands)
2023	$19,420
2024	14,085
2025	13,308
2026	9,605
2027	3,388
Total	$59,806

We have incurred $14.2 million against such minimum commitments for the year ended December 31, 2022. No such amounts were recorded for the years ended December 31, 2021 and 2020.

As of December 31, 2022, we have accrued approximately $9.2 million in research and development expenses related to minimum purchase commitments. As of December 31, 2021, no such amounts were accrued.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2022 and 2021.

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

11.
Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2022 and 2021.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (“Maximum Ownership Percentage”). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of December 31, 2022, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. As of December 31, 2022, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

ATM Facilities

In the past three years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in February 2020 (the “2020 ATM Facility”) and in November 2021 (the “2021 ATM Facility”). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent and the 2021 ATM Facility did not replace the 2020 ATM Facility in any way. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the fiscal year ended December 31, 2021, we sold an aggregate of 6,240,601 shares of common stock under the ATM facilities, at an average price of $16.23 per share, for gross proceeds of $101.3 million and net proceeds of $98.9 million, after deducting commissions and other offering expenses payable by us.

During the year ended December 31, 2022, we sold an aggregate of 1,618,672 shares of common stock under the 2021 ATM Facility, at an average price of $13.84 per share, for gross proceeds of $22.4 million and net proceeds of $22.0 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2022, we had fully utilized the 2020 ATM Facility and we had $55.9 million of common stock remaining and available to be sold under the 2021 ATM Facility.

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

In February 2018, we adopted the 2018 Inducement Plan (“Inducement Plan”), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

In 2020, we granted performance-based awards to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to our clinical programs are achieved. The number of performance-based awards that ultimately vests depends upon if, when and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. None of the performance criteria were achieved by the required deadlines set forth in the award agreements and they were subsequently forfeited.

Stock options are granted with exercise prices at no less than 100% of the fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the fair value of the shares on the date of grant. The estimated fair value of the shares is generally equal to the closing market price of the Company’s common stock on the measurement date. Options granted generally vest over four years and expire in seven to ten years.

In 2022, we granted performance-based stock options to certain of our employees that provide for the issuance of stock options to purchase common stock if specified Company performance criteria related to business development initiatives are achieved. The number of performance-based awards that ultimately vests depends upon if performance criteria are achieved within a specified timeline, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. None of the performance criteria have been achieved as of December 31, 2022 and the amount of outstanding awards is not material.

As of December 31, 2022, a total of 18,781,047 shares of common stock were reserved for issuance under the 2014 EIP, of which 4,702,072 shares were available for future grant and 14,078,975 shares were subject to outstanding options and RSUs, including performance-based awards. As of December 31, 2022, 5,191,916 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,916,728 shares were available for future grant and 3,275,188 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	5,592,358	$16.22
Granted	5,947,417	$8.26
Forfeited	(2,583,871)	$13.27
Vested	(2,247,296)	$15.29
Balance as of December 31, 2022	6,708,608	$10.61

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $8.26, $16.42 and $12.19, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2022, 2021 and 2020 was $34.4 million, $27.1 million and $23.6 million, respectively. As of December 31, 2022, there was $63.5 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.5 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2022 was $22.0 million.

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2022, we settled 2,247,296 shares underlying RSUs, of which 114,444 shares underlying RSUs were net settled by withholding 43,524 shares. The value of the shares underlying RSUs withheld was $0.6 million, based on the closing price of our common stock on the settlement date. During 2021, we settled 1,553,893 shares underlying RSUs, of which 154,341 shares underlying RSUs were net settled by withholding 61,385 shares. The value of the shares underlying RSUs withheld was $1.2 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	9,219,837	$20.81	6.4	$12,810
Granted	3,615,971	9.06
Exercised	(15,989)	8.96
Forfeited or expired	(2,174,264)	20.62
Balance as of December 31, 2022	10,645,555	$16.88	6.4	$42
Vested and expected to vest as of December 31, 2022	10,645,555	$16.88	6.4	$42
Exercisable as of December 31, 2022	6,061,634	$21.21	4.7	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2022 and the exercise price of outstanding, in-the-money options. As of December 31, 2022, there was $29.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.4 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Options for 15,989, 246,867, and 268,938 shares of our common stock were exercised during the years ended December 31, 2022, 2021 and 2020, with an intrinsic value of $0.1 million, $0.8 million and $1.0 million, respectively. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the periods indicated:

	Year ended December 31,
	2022	2021	2020
Assumptions:
Expected term (years)	6.0	6.0	6.0
Expected volatility	73.2%	75.9%	76.8%
Risk-free interest rate	2.1%	0.9%	0.8%
Expected dividend yield	0.0%	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$5.88	$10.52	$7.96
Options granted	3,615,971	2,643,378	2,641,125
Total estimated grant date fair value	$21,261,909	$27,808,000	$21,023,000

The estimated fair value of stock options that vested in the years ended December 31, 2022, 2021 and 2020 was $23.2 million, $26.6 million and $29.4 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. The Company recorded $1.1 million, $1.7 million and $1.8 million of expense related to the 2014 ESPP in the years ended December 31, 2022, 2021 and 2020, respectively. A total of 417,081, 319,190 and 282,514 shares were purchased under the ESPP during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $0.4 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2023.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2022, there were 2,048,280 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2022:

Total Shares Reserved
2014 Equity Incentive Plan	18,781,047
2018 Inducement Plan	5,191,916
2014 Employee Stock Purchase Plan	676,070
Total reserved shares of common stock	24,649,033

Stock-based Compensation Expense

Total stock-based compensation expense related to all stock awards was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development	$31,363	$32,063	$31,527
General and administrative	22,475	21,802	19,824
Total stock-based compensation expense	$53,838	$53,865	$51,351

12.
Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$(228,395)	$(340,301)	$(306,758)
Foreign	105	206	153
Total loss before provision for income taxes	$(228,290)	$(340,095)	$(306,605)

The components of provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current provision for income taxes:
State	$—	$4	$2
Foreign	12	42	13
Total current provision for income taxes	$12	$46	$15

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
Research tax credits	7.8%	—	—
Stock-based compensation	(3.8%)	(2.0%)	(2.4%)
Other	(0.2%)	(0.3%)	0.2%
Change in valuation allowance	(24.8%)	(18.7%)	(18.8%)
Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$302,591	$308,997
Capitalized research expenses	50,522	10,499
Tax credit carryforwards	19,427	1,580
Stock-based compensation	19,201	24,181
Deferred revenue	10,069	12,133
Operating lease liabilities	15,857	7,972
License fees	6,877	8,716
Other	13,169	9,414
Total deferred tax assets	437,713	383,492
Valuation allowance	(422,493)	(376,071)
Total deferred tax assets	15,220	7,421

Deferred tax liabilities:
Operating lease assets	(15,220)	(7,421)
Total deferred tax liabilities	(15,220)	(7,421)

Net deferred tax assets (liabilities)	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased by $43.7 million, partially offset by amortization on research expenses capitalized in prior years.

Our tax credit carryforwards increased by $17.8 million, as compared to 2021, due to research and development and orphan drug credits generated during the current year.

We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2022 and 2021. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $46.4 million for the year ended December 31, 2022 due to the increase in our net deferred tax assets.

In August 2022, the CHIPS and Science Act (“CHIPS Act”) and Inflation Reduction Act (“IRA”) were enacted, neither of which are expected to have a material impact to our financial statements. In addition, effective January 1, 2022, the California net operating loss deduction and temporary limit on business credits have been reinstated.

The American Rescue Plan Act (“ARA”) was signed into law on March 11, 2021. We do not expect the ARA to have a material impact on our financial statements, however, given the potential changes to IRC Section 162(m) effective in 2027 as a result of the ARA, we will continue to monitor and assess.

Under the Tax Act, federal net operating losses generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal net operating losses is limited to 80% of taxable income in future years. Since enactment, the IRS and Treasury have issued final and proposed regulations including clarifying guidance on several topics addressed by the Tax Act. Not all states conform to the Tax Act or and other states have varying conformity to the Tax Act.

As of December 31, 2022, for federal income tax purposes, we had net operating loss carryforwards of approximately $1.0 billion of which $22.6 million begin to expire in 2036 and the remaining may be carried forward indefinitely, research & development tax credits of $24.0 million which begin to expire in 2032, and orphan drug tax credits of $106.9 million which begin to expire in 2035. During 2022, we utilized $42.7 million federal net operating losses to offset taxable income. For state income tax purposes, we had net operating loss carryforwards of approximately $1.3 billion which begin to expire in 2030, research & development tax credits of $38.0 million which may be carried forward indefinitely, and California Completes tax credit of $2.0 million, which begins to expire in 2025.

Under IRC Section 382, as amended, substantial restrictions exist on the utilization of net operating loss and tax credit carryforwards in the event a corporation experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Accordingly, our ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes, and such a limitation could result in the expiration of carryforwards before they are utilized.

We have completed a Section 382 study of transactions in our stock through December 31, 2022. The study concluded that we have experienced ownership changes since inception and that our utilization of net operating loss carryforwards will be subject to annual limitations. However, it is not expected that the annual limitations will result in the expiration of tax attribute carryforwards prior to utilization.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2020, 2021 and 2022 are as follows:

(In thousands)
Balance as of January 1, 2020	$86,000
Gross increases for tax positions related to current year	24,648
Gross increases for tax positions related to prior year	—
Gross decreases for tax positions related to prior year	(47)
Balance as of December 31, 2020	110,601
Gross increases for tax positions related to current year	28,171
Gross increases for tax positions related to prior year	5,295
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2021	144,067
Gross increases for tax positions related to current year	7,683
Gross increases for tax positions related to prior year	—
Gross decreases for tax positions related to prior year	(785)
Balance as of December 31, 2022	$150,965

We currently have a full valuation allowance against our U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future. The reversal of unrecognized tax benefits would not affect our effective tax rate to the extent we continue to maintain a full valuation allowance against our deferred tax assets.

Our policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. We have no accrued interest and penalties as of December 31, 2022 and 2021 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities. We also file in other state, local and foreign jurisdictions in which we operate, and such tax years remain open to examination.

As of December 31, 2022, we are not permanently reinvested with respect to its foreign earnings and has not recorded deferred income taxes and withholding taxes as these taxes are immaterial to the financial statements.

13.
Supplemental Balance Sheet Information

Inventories

Inventories consist of the following:

	December 31,	December 31,
	2022	2021
	(in thousands)
Raw Materials	$1,214	$—
Work-in-process	372	—
Total inventories	$1,586	$—

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$875	$50,142
Lab equipment	14,797	14,060
Machinery and equipment	572	5,228
Computer equipment and software	1,149	4,245
Furniture and fixtures	1,297	2,518
Construction in progress	32	6,325
Property and equipment, gross	18,722	82,518
Less: accumulated depreciation and amortization	(12,422)	(28,738)
Property and equipment, net	$6,300	$53,780

Depreciation and amortization expense was $5.7 million, $9.3 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2022	2021
	(in thousands)
Accrued operating expenses	$7,435	$5,960
Current portion of operating lease liabilities	12,806	2,582
Current portion of finance lease liabilities	834	171
Other accrued liabilities	319	344
Total other current liabilities	$21,394	$9,057

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included in this Item 9A of this Annual Report on Form 10-K.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atara Biotherapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2022, of the Company and our report dated February 8, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 8, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2023 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2022, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	3.2	06/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	3.1	09/27/2022

4.1	Form of Common Stock Certificate	S-1/A	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	4.1	12/09/2020

4.5	Description of Securities	10-K	4.4	02/27/2020

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2014 Equity Incentive Plan	10-Q	10.1	11/07/2019

10.4*	2014 Employee Stock Purchase Plan	S-1/A	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. Third Amended and Restated 2018 Inducement Plan	S-8	4.3	07/22/2022

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	10.9	06/20/2014

10.10*	Form of Employment Agreement by and between Atara Biotherapeutics, Inc. and its executive officers.	10-Q	10.4	08/01/2018

10.11*	Form of Executive Employment Agreement	10-Q	10.2	08/08/2019

10.12*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	10.1	05/28/2019

10.13†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	10.30	06/29/2015

10.14†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	10.14	02/26/2019

10.15†	Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	10.1	08/01/2018

10.16†	Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Council of the Queensland Institute of Medical Research, dated September 23, 2016, as amended	10-Q	10.2	08/01/2018

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.17+	Second Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	10.3	11/07/2019

10.18+	Second Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 28, 2019	10-Q	10.4	11/07/2019

10.19+	Third Amended and Restated Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	10.1	11/09/2020

10.20+	Third Amended and Restated Research and Development Collaboration Agreement, by and between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated August 26, 2020	10-Q	10.2	11/09/2020

10.21†	Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated August 10, 2015, as amended	10-Q	10.3	08/01/2018

10.22+	Amended and Restated Amendment No. 2 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2018	10-Q	10.5	11/07/2019

10.23+	Amendment No. 3 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated June 28, 2019	10-Q	10.6	11/07/2019

10.24+	Amendment No. 4 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 4, 2019	10-K	10.22	02/27/2020

10.25+	Amendment No. 5 to the Development and Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated November 27, 2019	10-K	10.23	02/27/2020

10.26+	Commercial Manufacturing Services Agreement, by and between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated January 1, 2020	10-K	10.24	02/27/2020

10.27+	Amendment No. 1 to Commercial Manufacturing Services Agreement, between Atara Biotherapeutics, Inc. and Cognate BioServices, Inc., dated September 1, 2021	10-Q	10.1	11/04/2021

10.28	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	10.29	03/04/2016

10.29	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated October 21, 2020	10-Q	10.4	11/09/2020

10.30	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	10.1	05/04/2017

10.31+	Research, Development and License Agreement, by and between Atara Biotherapeutics, Inc. and Bayer AG, dated December 4, 2020	10-Q	10.1	05/04/2021

10.32	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021	10-Q	10.2	05/04/2021

10.33+	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021	10-Q	10.3	05/04/2021

10.34+	Deed of Amendment Number 1 to Third Amended and Restated License Agreement dated April 21, 2021	10-Q	10.1	08/09/2021

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.35+	Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament, dated October 2, 2021	10-K	10.35	02/28/2022

10.36	Second Amendment to Lease, by and between Atara Biotherapeutics, Inc. and 611 Gateway Center LP, LLC, dated December 9, 2021	10-K	10.36	02/28/2022

10.37+	Fourth Amended and Restated Research and Development Collaboration Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.37	02/28/2022

10.38+	Fourth Amended and Restated Exclusive License Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.38	02/28/2022

10.39*	Form of Atara Biotherapeutics, Inc. Executive Employment Agreement	10-K	10.39	02/28/2022

10.40+	Asset Purchase Agreement, dated as of January 26, 2022, by and between Atara Biotherapeutics, Inc., FUJIFILM Diosynth Biotechnologies California, Inc., and certain limited purposes, FUJIFILM Holdings America Corporation	8-K	2.1	04/04/2022

10.41	Master Services and Supply Agreement dated as of January 26, 2022 by and between Atara Biotherapeutics, Inc., and FUJIFILM Diosynth Biotechnologies California, Inc.	10-Q	10.1	05/05/2022

10.42	Amendment No. 2 to Commercial Manufacturing Services Agreement dated as of May 31, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	08/08/2022

10.43+	Amendment No. 3 to Commercial Manufacturing Services Agreement dated as of August 1, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	11/08/2022

10.44	Termination, Amendment and Program Transfer Agreement dated August 2, 2022, by and between Atara Biotherapeutics, Inc., and Bayer AG+	10-Q	10.2	11/08/2022

10.45+	Amendment No. 1 to the Commercialization Agreement dated September 28, 2022, by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament	10-Q	10.3	11/08/2022

10.46+	Purchase and Sale Agreement between Atara Biotherapeutics, Inc., and HCR Molag Fund, L.P., dated December 20, 2023				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thousand Oaks, State of California, on the 8th day of February, 2023.

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

Signature	Title	Date

/s/ Pascal Touchon
Pascal Touchon	President, Chief Executive Officer and Director (principal executive officer)	February 8, 2023
/s/ Utpal Koppikar
Utpal Koppikar	Chief Financial Officer (principal financial and accounting officer)	February 8, 2023

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm. D.	Director, Chair	February 8, 2023

/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director	February 8, 2023

/s/ Matthew K. Fust
Matthew K. Fust	Director	February 8, 2023

/s/ William K. Heiden
William K. Heiden	Director	February 8, 2023

/s/ Ameet Mallik
Ameet Mallik	Director	February 8, 2023

/s/ Maria Grazia Roncarolo
Maria Grazia Roncarolo, M.D.	Director	February 8, 2023

/s/ Beth Seidenberg
Beth Seidenberg, M.D.	Director	February 8, 2023