Form 10-Q
period 2023-03-31
Atara Biotherapeutics, Inc.
filed 2023-05-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of outstanding shares of the Registrant’s Common Stock as of May 1, 2023 was 97,972,246 shares.

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
•
our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations, including our going concern assessment;
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
•
the impact of public health emergencies, such as COVID-19, to our business and operations, as well as the businesses and operations of third parties on which we rely;
•
our ability to attract and retain qualified personnel and to our business, operations and financial condition; and
•
timing and costs related to the qualification of our contract manufacturing organizations’ (CMO) manufacturing facilities for commercial production.

These statements are only current predictions and are subject to known and unknown risks, uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the sufficiency of our cash resources and need for additional capital; and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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
•
we have earned limited commercialization revenues to date, and we may never achieve profitability;
•
we are generally early in our development efforts and have only a small number of product candidates in clinical development, and all of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed;
•
we will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts;
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
•
clinical drug development involves a lengthy and expensive process with an uncertain outcome;
•
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
•
we have been affected by and could be adversely affected in the future by the effects of health epidemics and pandemics, including the ongoing COVID-19 pandemic, which could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely;
•
if we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected;
•
our principal stockholders own a significant percentage of our stock and will be able to exert control or significant influence over matters subject to stockholder approval;

•
our 2022 workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business; and
•
maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs, development and/or commercialization of our product and product candidates may be adversely affected.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$48,741	$92,942
Short-term investments	156,666	149,877
Restricted cash	146	146
Accounts receivable	397	40,221
Inventories	5,340	1,586
Other current assets	12,892	10,308
Total current assets	224,182	295,080
Property and equipment, net	5,852	6,300
Operating lease assets	65,143	68,022
Other assets	6,906	7,018
Total assets	$302,083	$376,420

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,068	$6,871
Accrued compensation	8,913	17,659
Accrued research and development expenses	23,766	24,992
Deferred revenue	9,924	8,000
Other current liabilities	20,205	21,394
Total current liabilities	67,876	78,916
Deferred revenue - long-term	78,041	77,000
Operating lease liabilities - long-term	54,918	58,064
Liability related to the sale of future revenues - long-term	31,111	30,236
Other long-term liabilities	5,177	5,564
Total liabilities	237,123	249,780

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2023 and December 31, 2022; 96,538 and 95,927 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	1,833,982	1,821,721
Accumulated other comprehensive (loss) income	(1,237)	(2,067)
Accumulated deficit	(1,767,795)	(1,693,024)
Total stockholders’ equity	64,960	126,640
Total liabilities and stockholders’ equity	$302,083	$376,420

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Commercialization revenue	$884	$—
License and collaboration revenue	342	7,314
Total revenue	1,226	7,314
Costs and operating expenses:
Cost of commercialization revenue	216	—
Research and development expenses	62,156	74,963
General and administrative expenses	13,872	20,571
Total costs and operating expenses	76,244	95,534
Loss from operations	(75,018)	(88,220)
Other income (expense), net:
Interest income	1,802	228
Interest expense	(1,336)	(4)
Other income (expense), net	(197)	(109)
Total other income (expense), net	269	115
Loss before provision for income taxes	(74,749)	(88,105)
Provision for income taxes	22	—
Net loss	$(74,771)	$(88,105)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	830	(1,524)
Comprehensive loss	$(73,941)	$(89,629)

Basic and diluted loss per common share	$(0.72)	$(0.87)

Basic and diluted weighted-average shares outstanding	103,969	100,726

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2023	95,927	$10	$1,821,721	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	148	—	590	—	—	590
RSU settlements, net of shares withheld	463	—	(93)	—	—	(93)
Issuance of common stock pursuant to employee stock awards	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net loss	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	96,538	$10	$1,833,982	$(1,237)	$(1,767,795)	$64,960

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net loss	—	—	—	—	(88,105)	(88,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(74,771)	$(88,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,764	14,335
Depreciation and amortization expense	1,214	1,591
Accretion of liability related to sale of future revenues	1,204	—
Amortization (accretion) of investment premiums (discounts)	(351)	498
Non-cash operating lease expense	2,879	627
Other non-cash items, net	80	7
Changes in operating assets and liabilities:
Accounts receivable	39,824	318
Inventories	(3,754)	—
Prepaid expenses and other current assets	(2,584)	609
Other assets	(156)	51
Accounts payable	(1,886)	(4,588)
Accrued compensation	(8,746)	(8,769)
Accrued research and development expenses	(1,226)	539
Other current liabilities	(609)	(570)
Deferred revenue	2,965	(525)
Operating lease liabilities	(4,174)	(645)
Other long-term liabilities	(102)	98
Net cash used in operating activities	(38,429)	(84,529)
Investing activities
Purchases of short-term investments	(67,903)	(26,427)
Proceeds from maturities and sales of short-term investments	62,295	89,247
Purchases of property and equipment	(399)	(2,605)
Net cash (used in) provided by investing activities	(6,007)	60,215
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	640	20,539
Proceeds from employee stock awards	—	96
Taxes paid related to net share settlement of restricted stock units	(93)	(616)
Principal payments on finance lease obligations	(312)	(64)
Other financing activities, net	—	(104)
Net cash provided by financing activities	235	19,851
Decrease in cash, cash equivalents and restricted cash	(44,201)	(4,463)
Cash, cash equivalents and restricted cash at beginning of period	93,088	107,478
Cash, cash equivalents and restricted cash at end of period	$48,887	$103,015
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$194	$1,188
Accrued costs related to ATM facility	$73	$23
Supplemental cash flow disclosure
Cash paid for interest	$112	$5
Cash paid for income taxes	$1	$14

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Description of Business

Atara Biotherapeutics, Inc. (Atara, we, our or the Company) was incorporated in August 2012 in Delaware. Atara is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr Virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease.

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval by the European Commission (EC) for commercial sale and use in the European Union (EU) under the proprietary name Ebvallo™ and is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute tab-cel in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Territory), following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Note 5 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK and from H. Lee Moffitt Cancer Center (Moffitt), and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). See Note 8 for further information.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022, at which time 136 of our ATOM Facility employees transitioned to FDB as part of the transaction. We also entered into a Master Services and Supply Agreement and related Statements of Work with FDB (collectively, the Fujifilm MSA) which became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See Note 8 for further information.

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

Liquidity and Going Concern

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2023, will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date these condensed consolidated financial statements are issued. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our existing 2021 ATM Facility, under which we have $55.2 million of our common stock remaining and available for sale; and/or strategic transactions, including, but not limited to, seeking a commercialization partner for tab-cel in the U.S. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relied upon in preparing these financial statements include estimates related to revenue recognition, accrued research and development expenses, stock-based compensation expense, income taxes and the liability related to the sale of future revenues. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

We consider the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Based on our assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on our condensed consolidated financial statements.

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

Potential dilutive securities, which include unvested restricted stock units (RSUs), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (ESPP), have been excluded from the computation of diluted net loss per common share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the dates listed that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2023	2022
Unvested RSUs	10,565,596	7,932,532
Vested and unvested options	13,441,909	10,857,620
ESPP share purchase rights	472,184	220,029
Total	24,479,689	19,010,181

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$38,355	$—	$—	$38,355
U.S. Treasury obligations	Level 2	83,278	18	(82)	$83,214
Government agency obligations	Level 2	1,449	—	(29)	$1,420
Corporate debt obligations	Level 2	68,074	4	(1,056)	$67,022
Commercial paper	Level 2	9,883	—	—	$9,883
Asset-backed securities	Level 2	5,172	—	(92)	$5,080
Total available-for-sale securities		206,211	22	(1,259)	204,974
Less: amounts classified as cash equivalents		(48,304)	(4)	—	(48,308)
Amounts classified as short-term investments		$157,907	$18	$(1,259)	$156,666

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$78,033	$—	$—	$78,033
U.S. Treasury obligations	Level 2	63,013	3	(394)	62,622
Government agency obligations	Level 2	8,086	—	(48)	8,038
Corporate debt obligations	Level 2	82,598	4	(1,513)	81,089
Commercial paper	Level 2	996	—	—	996
Asset-backed securities	Level 2	6,343	—	(119)	6,224
Total available-for-sale securities		239,069	7	(2,074)	237,002
Less: amounts classified as cash equivalents		(87,122)	(3)	—	(87,125)
Amounts classified as short-term investments		$151,947	$4	$(2,074)	$149,877

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2023		As of December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$187,841	$187,032	$202,323	$201,359
Maturing in one to five years	18,370	17,942	36,746	35,643
Total available-for-sale securities	$206,211	$204,974	$239,069	$237,002

We considered the current and expected future global economic and market conditions, including the COVID-19 pandemic, the recent Silicon Valley Bank and Signature Bank collapses and the war in Ukraine, and determined that our investments have not been significantly impacted. As of March 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three months ended March 31, 2023 and 2022, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, accrued interest receivable was $0.7 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the three months ended March 31, 2023 and 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$48,741	$92,942
Restricted cash - short term	146	146
Total cash, cash equivalents and restricted cash	$48,887	$93,088

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Territory following regulatory approval. Atara retains full rights to Ebvallo in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

We are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We are also responsible at our cost for certain other activities directed to obtaining regulatory approval for Ebvallo for EBV-positive lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe. Pierre Fabre is responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of Ebvallo in the Territory. We will own any intellectual property rights developed solely by us under the Pierre Fabre Commercialization Agreement.

We have formed a joint steering committee (JSC) with Pierre Fabre that provides oversight, decision making and implementation guidance regarding the commercialization activities covered under the Pierre Fabre Commercialization Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo, until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis.

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023. At Pierre Fabre’s cost, we are responsible for manufacturing and supplying Pierre Fabre’s optional purchases of Ebvallo for commercialization in the Territory for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of Ebvallo in the Territory. At any time following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party contract manufacturing organization (CMO), and Pierre Fabre may also elect to directly assume the manufacturing responsibility and receive the related manufacturing technology. Without transfer of the manufacturing technology, no other party can perform this obligation.

We are also responsible for cell selection services for Pierre Fabre at our cost for a certain period of time unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date. Cell selection is the process of identifying the appropriate cell line from available inventory to be used for a patient. Without transfer of the cell selection technology, no other party can provide such services. After this period of time, if we agree to continue to provide cell selection services, it shall be at the sole expense of Pierre Fabre.

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the Pierre Fabre Commercialization Agreement represent transactions with a customer. We concluded that the Pierre Fabre Commercialization Agreement includes promises related to the transfer of intellectual property rights in the form of a license, the obligation to participate in the JSC and a material right for optional purchases associated with the manufacture and supply of Ebvallo and the performance of cell-selection services. We concluded that the individual promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa, since Pierre Fabre is not capable of carrying out the manufacturing and supply and cell selection services on their own, until, and if, the transfer of the related technologies occur. Consequently, the license, the participation in the JSC and the material right related to the manufacture and supply of Ebvallo and related cell selection represents a single performance obligation.

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment constituted the entire consideration to be included in the transaction price at the outset of the arrangement. The $40.0 million in development milestones met in December 2022 were added to the transaction price upon meeting the related milestone criteria. The associated commercialization revenue will be recognized over the period during which the material right to these services exists, which would end if the option to transfer the manufacturing technology, once contractually available, is executed. Based on these considerations and our forecast of the timing and associated costs of the optional purchases related to the manufacture and supply of Ebvallo, we estimate the material right related to these services will exist for approximately 12 years. We reassess this evaluation each reporting period.

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

In January 2023, the first order of Ebvallo was shipped to Pierre Fabre. Commercialization revenue associated with shipments of Ebvallo to Pierre Fabre is deferred until we have performed the associated cell selection services.

Deferred revenue activity related to commercialization revenue for the three months ended March 31, 2023 was as follows:

(in thousands)
Deferred revenue, December 31, 2022	$85,000
Additions	3,849
Recognized into commercialization revenue	(884)
Deferred revenue March 31, 2023	87,965
Less: deferred revenue - current portion	(9,924)
Deferred revenue - long-term, March 31, 2023	$78,041

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre. All Ebvallo sold to Pierre Fabre to date had been produced prior to receiving regulatory approval of Ebvallo. Costs incurred to produce Ebvallo prior to regulatory approval have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss. Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

Under the Pierre Fabre Commercialization Agreement, we conduct an early access program observational study at the sole cost and expense of Pierre Fabre. We recognize the costs incurred associated with this study within research and development expenses, which is directly offset by revenue recorded within license and collaboration revenue. The license and collaboration revenue associated with the early access program for the three months ended March 31, 2023 and March 31, 2022 was $0.3 million and $0.7 million, respectively.

Bayer Agreements

In December 2020, we entered into a research, development and license agreement (Bayer License Agreement) with Bayer AG (Bayer) pursuant to which we granted to Bayer an exclusive, field-limited license under the applicable patents and know-how owned or controlled by us and our affiliates covering or related to ATA2271 and ATA3271 (the Licensed Products).

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

In March 2021, we entered into a Technology Transfer Agreement with Bayer (the Bayer Tech Transfer Agreement), which was contemplated as part of the Bayer License Agreement, to transfer to Bayer the ATA3271 manufacturing process being developed as part of the CMC services in the Bayer License Agreement.

In March 2021, we also entered into a Manufacturing and Supply Agreement with Bayer (the Bayer Manufacturing Agreement), which was contemplated as part of the Bayer License Agreement, to manufacture Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a reasonable margin, which is consistent with our standalone selling price. Collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as “the Bayer Agreements.

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with which terminated the Bayer Agreements (the Bayer Termination Agreement) with an effective date of July 31, 2022. Upon the termination effective date, full product development and commercialization rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $6.6 million for the three months ended March 31, 2022 under the Bayer Agreements. No license and collaboration revenue related to the Bayer Agreements was recognized for the three months ended March 31, 2023, and there was no deferred revenue related to the Bayer Agreements as of March 31, 2023 or December 31, 2022.

6.
Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (the HCRx Agreement) with HCR Molag Fund, L.P., a Delaware limited partnership, (HCRx). In exchange for a payment of $31.0 million (the Investment Amount), net of certain transaction expenses, to Atara, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement up to an agreed upon multiple of the Investment Amount. We received the Investment Amount, net of certain transaction costs, from HCRx on December 30, 2022.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. At March 31, 2023, the annual effective interest rate was approximately 16%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the three months ended March 31, 2023:

(in thousands)
Liability related to sale of future revenues as of December 31, 2022	$30,236
Accretion of interest expense on liability related to sale of future revenues	1,204
Amortization of debt discount and debt issuance costs	20
Repayment of the liability	—
Liability related to sale of future revenues as of March 31, 2023	31,460
Less: current portion classified within other accrued liabilities	(349)
Long-term liability related to sale of future royalties	$31,111

7.
Restructuring

In August 2022, we announced a reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction included total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid between October 2022 and November 2023. All of the costs are cash expenditures and primarily represent one-time termination benefits.

We recorded the following restructuring charges associated with the reduction in force:

	Three Months Ended March 31,
	2023	2022
	(in thousands)	(in thousands)

Research and development expense	$—	$—
General and administrative expense	45	—
Total restructuring charges	$45	$—

The following restructuring liability activity was recorded in connection with the reduction in force for the three months ended March 31, 2023:

(in thousands)
Liability balance, December 31, 2022	$1,545
Restructuring charges	45
Cash payments	(852)
Liability balance, March 31, 2023	$738

The liability balance as of March 31, 2023 is wholly included within other current liabilities on the accompanying condensed consolidated balance sheet.

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

QIMR Berghofer In-license Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 19 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020, and in December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. As of March 31, 2023 and December 31, 2022, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2023 and December 31, 2022, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $9.5 million against the minimum commitments for the three months ended March 31, 2023. No such amounts were recorded for the three months ended March 31, 2022.

As of March 31, 2023, and December 31, 2022, we have accrued $8.0 and $9.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2023 and December 31, 2022.

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

9.
Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2023 and December 31, 2022.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. As of March 31, 2023, pre-funded warrants to purchase 2,888,526 shares of our common stock from the July 2019 underwritten public offering were outstanding.

As part of the May 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,866,961 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Additionally, as part of the December 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,040,816 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. As of March 31, 2023, all of the pre-funded warrants issued and sold as part of the 2020 underwritten public offerings were outstanding.

ATM Facility

In November 2021, we entered into a sales agreement (the 2021 ATM Facility) with Cowen and Company, LLC (Cowen), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2021 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2021 ATM Facility.

During the three months ended March 31, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share, for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us. As of March 31, 2023, $55.2 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreements.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (the 2014 EIP), we may grant stock options, restricted stock awards (RSAs) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over three or four years.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over three or four years and expire in seven to ten years. We have granted performance-based stock options to certain of our employees that provide for the issuance of a right to purchase a share of common stock if specified Company performance criteria related to product candidate partnerships are achieved. The vesting of performance-based stock options depends upon if and when the performance criteria are achieved, as well as the employee’s continuous service as defined in the 2014 EIP, through the date of vesting.

As of March 31, 2023, a total of 23,185,911 shares of common stock were reserved for issuance under the 2014 EIP, of which 2,207,067 shares were available for future grant and 20,978,844 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of March 31, 2023, 5,120,356 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,773,025 shares were available for future grant and 3,347,331 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	6,708,608	$10.61
Granted	4,696,166	$3.91
Forfeited	(349,164)	$10.42
Vested	(480,264)	$15.94
Balance as of March 31, 2023	10,575,346	$7.40

As of March 31, 2023, there was $70.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	10,645,555	$16.88	6.4	$42
Granted	4,063,147	3.92	—	—
Exercised	—	—	—	—
Forfeited or expired	(957,873)	20.94	—	—
Balance as of March 31, 2023	13,750,829	$12.77	7.5	$5

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2023 and the exercise price of outstanding, in-the-money options. As of March 31, 2023, there was $35.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.6 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2023:

Total Shares Reserved
2014 Equity Incentive Plan	23,185,911
2018 Inducement Plan	5,120,356
2014 Employee Stock Purchase Plan	906,839
Total reserved shares of common stock	29,213,106

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$6,770	$8,506
General and administrative	4,994	5,829
Total stock-based compensation expense	$11,764	$14,335
10.
Supplemental Balance Sheet Information

Inventories

Inventories consist of the following as of each period:

	March 31,	December 31,
	2023	2022
	(in thousands)
Raw Materials	$1,324	$1,214
Work-in-process	4,016	372
Total inventories	$5,340	$1,586

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$904	$875
Lab equipment	14,710	14,797
Machinery and equipment	572	572
Computer equipment and software	1,154	1,149
Furniture and fixtures	1,258	1,297
Construction in progress	515	32
Property and equipment, gross	19,113	18,722
Less: accumulated depreciation and amortization	(13,261)	(12,422)
Property and equipment, net	$5,852	$6,300

Depreciation expense was $0.9 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	March 31,	December 31,
	2023	2022
	(in thousands)

Accrued operating expenses	$6,764	$7,435
Current portion of operating lease liabilities	11,778	12,806
Current portion of finance lease liabilities	832	834
Interest payable	349	—
Other accrued liabilities	482	319
Total other current liabilities	$20,205	$21,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) for commercial sale in the European Union (EU) by the European Commission (EC) under the proprietary name Ebvallo™. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, in select emerging markets. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

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

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we further amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

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

Pipeline

Ebvallo™ / Tab-cel®

Our most advanced T-cell immunotherapy program, tab-cel, is approved by the EC for commercial sale and use in the EU under the proprietary name Ebvallo. We continue to advance development of tab-cel in the U.S. in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE). Tab-cel has received Breakthrough Therapy Designation (BTD) in the U.S. for the treatment of patients with EBV+PTLD after hematopoietic cell transplants (HCT) who have failed rituximab and orphan drug designation in the U.S. for the treatment patients with EBV+ PTLD following HCT or solid organ transplants (SOT).

•
In December 2022, the EC granted marketing authorization for Ebvallo under the “exceptional circumstances” regulatory pathway as a monotherapy for the treatment of adult and pediatric patients two years of age and older with relapsed or refractory EBV+ PTLD who have received at least one prior therapy. For SOT patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate. The marketing authorization for Ebvallo was transferred to Pierre Fabre in February 2023. Pierre Fabre is progressively launching Ebvallo on a country-by-country basis.
•
In October 2022, we filed the MAA with the Medicines and Healthcare Products Regulatory Authority (MHRA) in the United Kingdom (UK) and anticipate a decision on the potential approval of the MAA in May 2023.
•
In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. In April 2023, we held a meeting with the FDA on chemistry, manufacturing, and controls (CMC) relating to a potential BLA submission for tab-cel. Following this recent CMC meeting, we and the FDA agreed to hold a subsequent meeting, anticipated in the second quarter, to discuss additional details requested by the FDA on CMC aspects related to a potential BLA submission for tab-cel. We expect to provide an update on our plans for a BLA submission for tab-cel at our next earnings release.
•
We are engaged in discussions with potential partners for the potential commercialization of tab-cel in the U.S.

•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.
•
We continue to enroll patients in our Phase 2 multi-cohort study in six patient populations, including four within IA-LPDs and two in other EBV-driven diseases, in both the U.S. and EU. Initial data from this study is expected in the fourth quarter of 2023.
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

•
Based on enrollment in our Phase 2 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of ATA188 in patients with PPMS and SPMS (EMBOLD) at the end of July 2022, approximately 90 patients are planned to be included in the read out of the study primary endpoint of confirmed disability improvement of Expanded Disability Status Scale (EDSS) at 12 months. Communication of such data is planned to occur at an appropriate forum in October 2023.
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

•
MSK is currently conducting an open-label, single-arm Phase 1 clinical study of ATA2271 for patients with advanced mesothelioma. In February 2022, MSK notified the FDA of a fatal serious adverse event (SAE) associated with a patient treated in the third, higher dose cohort in this study. MSK voluntarily paused enrollment of new patients in this study on a temporary basis while additional information regarding this case is gathered and reviewed. In October 2022, MSK communicated their assessment to the FDA, following which enrollment in this study resumed after the voluntary pause. In December 2022, the latest findings, including clinical and safety observations, were presented during a session at the ESMO Immuno-Oncology Congress.
•
We have been conducting IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform. In preclinical data for ATA3271, we observed anti-tumor activity that we believe indicated functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic

MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. We are not actively conducting any development activities while we reassess our approach for the development of ATA3271.

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

Manufacturing

In April 2022, we sold all of our right, title and interest in and to certain assets related to the ATOM Facility location in Thousand Oaks, California to FDB. We also entered into the Fujifilm MSA which became effective in April 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our product and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase our product and product candidates exclusively from FDB.

We also work with CRL pursuant to the CRL MSA. CRL provides manufacturing services for our product and certain of our product candidates. In February 2023, we further amended the CRL MSA to extend the term until the earlier of September 30, 2023 or receipt of certain batches of our product and product candidates.

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

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments, which are uncertain and difficult to predict.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product and product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net losses were $74.8 million and $88.1 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $1.8 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2023, our cash, cash equivalents and short-term investments totaled $205.4 million, which we intend to use to fund our operations.

Revenues

We have only just begun to generate commercialization revenues under the Pierre Fabre Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees and milestones. Our license and collaboration revenue recognized to date is primarily derived from agreements with Bayer AG, which terminated as of July 31, 2022.

We expect that any revenue we generate from the Pierre Fabre Commercialization Agreement and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre. All Ebvallo sold to Pierre Fabre to date had been produced prior to receiving regulatory approval of Ebvallo. Costs incurred to produce Ebvallo prior to regulatory approval have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive loss. Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development and regulatory support employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies, including expenses incurred under agreements with CMOs for the manufacture of product candidates prior to receiving regulatory approval to manufacture commercial product; payments under licensing and research and development agreements related to product candidates; other outside services and consulting costs; and information technology and overhead expenses. Research and development costs are expensed as incurred.

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
•
future clinical study results;
•
uncertainties in clinical study enrollment rates or discontinuation rates of patients, including any potential impact of health epidemics and pandemics;
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

The process of conducting the necessary clinical research to obtain approval from the FDA and other regulators is costly and time consuming and the successful development of our product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “1A. Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from any of our product candidates that obtain regulatory approval.

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

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest expense recorded in connection with the HCRx Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Liability related to the sale of future revenues

To the extent we account for the sale of future revenues as debt in accordance with ASC 470, we amortize the liability and recognize interest expense related to the sale of future revenues using the effective interest rate method over the estimated life of the underlying agreement. The liability and related interest expense are based on our current estimate of expected future payments over the life of the arrangement. We re-assess the amount and timing of expected payments each reporting period using a combination of internal projections and forecasts from external resources and record interest expense on the carrying value of the liability using the imputed effective interest rate. To the extent our estimates of future payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, this could impact the amount of interest expense we record each period as well as the amount and classification of the liability. We will account for any such changes by adjusting the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the liability and amortization period requires that we make estimates that could impact the effective interest rate, short-term and long-term classification of the liability and the period over which the liability will be amortized.

Except as set forth above, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2023 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Commercialization revenue	$884	$—	$884
License and collaboration revenue	342	7,314	(6,972)
Total revenue	$1,226	$7,314	$(6,088)

Commercialization revenues were $0.9 million for the three months ended March 31, 2023, as compared to none in the comparative period. The increase in the three-month period was due to the fact that the EC marketing authorization for commercial sale and use of Ebvallo in the EU was transferred to Pierre Fabre in February 2023 and no commercialization revenue could be recognized prior to this occurring.

License and collaboration revenues were $0.3 million for the three months ended March 31, 2023, as compared to $7.3 million for the three months ended March 31, 2022. The decrease in the three-month period was primarily due to the termination of the agreements with Bayer in the third quarter of 2022, with the only revenue recognized subsequent to the termination of the agreements with Bayer having been related to certain early access program cost reimbursements per the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Cost of commercialization revenue	$216	$—	$216

Cost of commercialization revenue was $0.2 million for the three months ended March 31, 2023, as compared to none in the comparative period. The increase in the three-month period was primarily due to the fact that the EC marketing authorization for commercial sale and use of Ebvallo in the EU was transferred to Pierre Fabre in February 2023 and no cost of commercialization revenue could be recognized prior to this occurring. We do not have costs of Ebvallo shipments to Pierre Fabre for which revenue has been recognized, as these costs were expensed as incurred within research and development expenses prior to EC regulatory approval.

Total costs of commercialization revenue for the three months ended March 31, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Program-specific expenses
Tab-cel® expenses	$3,972	$10,626	$(6,654)
ATA188 expenses	5,899	4,530	1,369
CAR T and other program expenses	2,590	2,999	(409)
Non program-specific expenses
Employee and overhead expenses	46,626	55,958	(9,332)
Other non program-specific expenses	3,069	850	2,219
Total research and development expenses	$62,156	$74,963	$(12,807)

Tab-cel expenses were $4.0 million in the three months ended March 31, 2023, as compared to $10.6 million in the comparative 2022 period. The decrease in the three-month period was primarily due to the capitalization of tab-cel manufacturing costs to inventory following EC regulatory approval in December 2022 and a decrease in clinical trial and EU tab-cel regulatory filing and approval activities.

ATA188 expenses were $5.9 million in the three months ended March 31, 2023, as compared to $4.5 million in the comparative 2022 period. The increase in the three-month period was primarily due to higher clinical trial costs.

CAR T and other program expenses were $2.6 million in the three months ended March 31, 2023, as compared to $3.0 million in the comparative 2022 period. The decrease in the three-month period was primarily due to lower ATA3271 IND-enabling activities after program pause following Bayer’s notice of termination in Q2 2023, partially offset by an increase in ATA3219 clinical manufacturing to support our planned IND filing.

Non program-specific expenses were $49.7 million in the three months ended March 31, 2023, as compared to $56.8 million in the comparative 2022 period. The decrease in the three month period was primarily due to lower payroll and related costs, overhead expenses and facility-related costs driven by the sale of the ATOM facility, partially offset by the cost of FDB’s manufacturing services and amounts accrued related to minimum commitments. Relative to the 2022 comparative period, for the three months ended March 31, 2023, payroll and related costs decreased by $13.5 million; facility-related costs decreased by $2.5 million; outside services costs increased by $6.7 million; and other non-program specific costs increased by $2.2 million.

Total research and development expenses for the three months ended March 31, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
General and administrative expenses	$13,872	$20,571	$(6,699)

General and administrative expenses were $13.9 million in the three months ended March 31, 2023, as compared to $20.6 million in the comparative 2022 period. The decrease was primarily due to lower payroll and related costs as a result of the August 2022 reduction in force and lower outside service costs related to a reduction in US tab-cel commercial activities.

Total general and administrative expenses for the three months ended March 31, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Other income (expense), net

	Three Months Ended
	March 31,		Increase
	2023	2022	(Decrease)
	(in thousands)
Interest income	$1,802	$228	$1,574
Interest expense	(1,336)	(4)	(1,332)
Other income (expense), net	(197)	(109)	(88)
Total other income (expense), net	$269	$115	$154

Interest income was $1.8 million in the three months ended March 31, 2023, as compared to $0.2 million in the comparative 2022 period. The increase of $1.6 million was primarily due to higher interest rates on our cash, cash equivalents and available-for-sale securities, as compared to those for the three months ended March 31, 2022. Interest expense increased by $1.3 million in the three months ended March 31, 2023, due to interest expense recognized on the liability related to the sale of future revenues following us entering into the HCRx Agreement in December 2022. Other income (expense), net remained materially consistent with the comparative period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Research, Development and License Agreement with Bayer (Bayer License Agreement) which terminated as of July 31, 2022 and the Pierre Fabre Commercialization Agreement and the sale of our ATOM Facility.

In recent years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in February 2020 (2020 ATM Facility) and in November 2021 (2021 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the three months ended March 31, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2023, we have fully utilized the 2020 ATM Facility and we had $55.2 million of common stock remaining and available to be sold under the 2021 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues under the Pierre Fabre Commercialization Agreement, following the December 2022 EC regulatory approval of Ebvallo. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2021 ATM Facility, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional capital through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$48,741	$92,942
Short-term investments	156,666	149,877
Total cash, cash equivalents and short-term investments	$205,407	$242,819

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,429)	$(84,529)
Investing activities	(6,007)	60,215
Financing activities	235	19,851
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,201)	$(4,463)

Operating activities

Net cash used in operating activities was $38.4 million in the three months ended March 31, 2023 as compared to $84.5 million in the comparative 2022 period. The decrease of $46.1 million was primarily due to the $40.0 million received from Pierre Fabre in 2023 for development milestones met in December 2022, with no similar cash flows received in the 2022 comparative period, with the remaining variance due to lower cash operating expenses in 2023 as compared to 2022, primarily due to lower compensation-related costs resulting from lower headcount driven by the sale of the ATOM facility and the August 2022 reduction in force.

Investing activities

Net cash used in investing activities in the three months ended March 31, 2023 consisted of $67.9 million used to purchase available-for-sale securities, partially offset by $62.3 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the comparative 2022 period consisted of $89.2 million received from maturities and sales of available-for-sale securities, partially offset by $26.4 million used to purchase available-for-sale securities and $2.6 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2023 primarily consisted of $0.6 million of net proceeds received from the ATM facilities. Net cash provided by financing activities in the comparative 2022 period consisted primarily of $20.5 million of net proceeds received from ATM facilities, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

We expect that our existing cash, cash equivalents and short-term investments as of March 31, 2023, will be sufficient to fund our planned operations into the second quarter of 2024, however, it will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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
•
the timing of proceeds from, and our ability to perform under, the Pierre Fabre Commercialization Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, consulting or other arrangements that we may establish;
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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2023, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the three months ended March 31, 2023, we reported a net loss of $74.8 million.

We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of change of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

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

We have earned limited commercialization revenues to date. We may never achieve profitability.

To date, we have generated only limited revenues from commercialization. We have regulatory approval for one product, Ebvallo, in the EU. We have outlicensed the commercialization rights to Ebvallo in the EU to Pierre Fabre under the Pierre Fabre

Commercialization Agreement and we have sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the Pierre Fabre Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

•
successfully complete development activities, including the necessary clinical studies with positive results;
•
complete and submit regulatory submissions to the FDA, EMA or other agencies and obtain regulatory approval for indications for which there is a commercial market;
•
develop manufacturing and distribution processes for our novel T-cell immunotherapy product candidates;
•
develop commercial quantities of our products, including at acceptable cost levels;
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

As of March 31, 2023, we had total cash, cash equivalents and short-term investments of $205.4 million. We expect that existing cash, cash equivalents and short-term investments as of March 31, 2023 will be sufficient to fund our planned operations into the second quarter of 2024, however, it will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the Pierre Fabre Commercialization Agreement, subject to the terms of the HCRx Agreement. Except for certain milestone payments payable to us in connection with the approval and transfer of the Ebvallo marketing authorization, we will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty caps under the HCRx Agreement are met, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our existing 2021 ATM Facility; and/or strategic transactions, including, but not limited to, seeking a commercialization partner for tab-cel in the U.S. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We plan to seek required additional capital, and may do so through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to the COVID-19 pandemic, rising inflationary pressures, the ongoing Russian invasion of Ukraine or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

Our 2022 workforce reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. The reduction in force reflects a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reduction could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

We have been affected by and could be adversely affected in the future by the effects of health epidemics and pandemics, including the ongoing the COVID-19 pandemic, which could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely.

Our business could be adversely affected by health epidemics and pandemics, including the COVID-19 pandemic, which has presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As a result of the COVID-19 pandemic, we transitioned most of our employees to a work-from-home model. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate our offices and facilities where permitted by applicable law. The effects of potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be reinstated, related to COVID-19, other health epidemics and pandemics, or other infectious diseases, could impact our manufacturing capabilities and third party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels have been impacted and we and other manufacturing, testing, product disposition, CMOs and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there have been and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products.

Our clinical trials may also be affected by health epidemics and pandemics and have been affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment have experienced delays as a result of the COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials or as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients are forced to quarantine due to a health epidemic or pandemic. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel in patients with EBV+ PTLD, remain open to enrollment for patients, some sites have limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, have limited, and may continue to limit, patients’ abilities to access clinical sites. Pandemic-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and efficacy, safety and translational data collection, processing and analyses. For example, at the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the COVID-19 pandemic may require us to pause screening and enrollment of patients in our clinical studies. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics and pandemics, may be adversely impacted.

In addition, to the extent the COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Our future success is dependent on the regulatory approval of our product candidates.

We only have one product, Ebvallo, that has gained regulatory approval, an approval in the EU. Currently, our prioritized clinical-stage product candidates include ATA188 and tab-cel in the U.S. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The European Commission (EC) has approved the Marketing Authorization Application (MAA) for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which EC grants marketing authorization when “comprehensive data cannot be obtained even after authorization.” Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the EC determines that the risk/benefit profile of Ebvallo is not acceptable, the EC may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. We expect to hold near-term meetings to further discuss CMC matters relating to a potential BLA submission for tab-cel, including aspects related to comparability that may support pooling clinical data from different process versions. While we continue to discuss such potential pathways with the FDA to enable filing of a BLA for tab-cel without the need for a new clinical trial, we may not ultimately reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting an additional clinical trial, if one was required, may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published a draft guidance document outlining its policies regarding remote regulatory assessments. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities or clinical trial sites involved without clinical studies.

If we do obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate was to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary depending on the FDA’s conclusion regarding the comparability of different process versions of tab-cel used in the ALLELE study.

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

Ebvallo was approved under the exceptional circumstances regulatory pathway in the EU, therefore continuation of the Ebvallo marketing authorization in EU is subject to annual reassessments. The annual reassessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•
delays in enrollment due to travel, shelter-in-place or quarantine policies, or other factors, related to the COVID-19 pandemic or other epidemics or pandemics;
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
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the diseases or conditions we are investigating; and
•
disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic.

As an example, we activated additional clinical sites for the ALLELE study of tab-cel over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We have experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our ALLELE study, as a result of the COVID-19 pandemic. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients who could benefit from our products may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes or if there are other disruptive factors that reduce PTLD incidence, such as changes in immunosuppression regimens or treatment of re-activated viremia, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, current GCP, current cGTP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products, product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products, require us to withdraw product from the market, or require us to initiate a product recall.

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

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to expand our product pipeline through internal development, in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Any product candidates we identify, acquire, in-license, develop, or manufacture may not be safe or effective for their targeted diseases, and may not receive marketing authorization in a timely manner, or at all.

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

The processes by which some of our product and product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the processes developed by our partners and the processes developed by us to support advanced clinical studies and commercialization requirements. We similarly intend to evolve the processes originating at Atara to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, comparability issues, stability, safety, purity and potency issues, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product and product candidates will be made could be adversely affected by pandemics, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to raw material shortages due to the COVID-19 pandemic or other global pressures, including leukapheresis collections, which supply starting materials used in our product and product candidates, and raw materials and consumables specialized for cell therapy manufacturing. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we were recently informed by a CMO of mold contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product at the CMO’s facility and we are actively working with the CMO to remediate such contamination issue while production continues in other manufacturing suites. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting our, or our CMOs’ manufacturing operations for our product and product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates or our ability to supply product to our commercial partners, including Pierre Fabre. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product and product candidates could damage our reputation and the reputation of our products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

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

We rely on our CMOs and manufacturing network for the production of our product and product candidates. Our supply, and ability to maintain inventory, of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, failure to meet regulatory or cGMP requirements, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet the demand for our products and product candidates.

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

We have entered into the Pierre Fabre Commercialization Agreement for Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (Territory) for EBV-positive cancers and certain ancillary agreements as contemplated by the Pierre Fabre Commercialization Agreement to further advance our partnership with Pierre Fabre. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of Ebvallo in the Territory. Except for certain milestone payments payable to us in connection with the approval and transfer of the

Ebvallo marketing authorization, we will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty caps under the HCRx Agreement are met, if at all. Furthermore, the timing and amount of any milestone and royalty payments we may receive under the Pierre Fabre Commercialization Agreement, as well as the commercial success of Ebvallo in the Territory, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of Ebvallo by Pierre Fabre in the Territory.

Under the terms of the Pierre Fabre Commercialization Agreement, we transferred the EU marketing authorization for Ebvallo in patients with EBV+ PTLD to Pierre Fabre. Pierre Fabre will be responsible for obtaining all other regulatory approvals in the Territory and maintaining all regulatory approvals in the Territory. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the Pierre Fabre Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the EU marketing authorization and other regulatory approvals in the Territory and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement.

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

Any termination, breach or expiration of the Pierre Fabre Commercialization Agreement or ancillary agreements, could have a material adverse effect on our financial position and our obligations under the HCRx Agreement by reducing or eliminating our right to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the transfer of regulatory approvals and commercialization of Ebvallo in the Territory. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms similar to the Pierre Fabre Commercialization Agreement or that are favorable to us.

We may not realize the benefits of strategic alliances that we may form in the future or of potential future product acquisitions or licenses.

We may desire to form additional strategic alliances, commercialization partnerships, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliances agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any termination of established strategic alliance agreements will terminate any potential future funding we may receive under the relevant agreements, and we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development and commercialization of the relevant product. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products ourselves, we would have to explore other strategic options, including curtailing or abandoning that development or commercialization, which could harm our business. For example, effective July 31, 2022, we terminated the agreements with Bayer pursuant to the Termination, Amendment and Program Transfer Agreement (Bayer Termination Agreement). As a result, we have assumed responsibility for the further development of ATA2271 and ATA3271 and commercialization of the resulting product, if approved, until we enter into a new strategic collaboration with a new partner for ATA2271 and/or ATA3271.

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

Even if we or our partners obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product and product candidates for which we receive approval depends on a number of factors, including:

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

Government authorities and third party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third party payors continue to support initiatives to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that our partners commercialize and, if reimbursement is available, what the level of reimbursement will be. In some countries such as the U.S., greater cost-shifting from the payor to the patient is also a trend, and higher patient copayments or other administrative burdens could lead to reduced demand from patients or healthcare professionals. This could particularly be the case in a challenging economic climate. Coverage and reimbursement may impact the demand for, or the price of, any product or product candidate for which we obtain regulatory approval, and ultimately our partners’ ability to successfully commercialize any product or product candidate for which we obtain regulatory approval.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product and product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as

amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 until June 30, 2022. The 2% reduction was then reinstated and has been in effect since June 30, 2022, and will remain in effect (with additional reductions of 2.25% in the first half of 2030 and 3% in the second half of 2030 to offset the COVID-19 suspension) until 2031 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees., On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. On January 28, 2021, President Biden issued an executive order that, among other things, also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, the Inflation Reduction Act, signed into law in August 2022, extended the provision of enhanced subsidies for individuals purchasing health coverage through the ACA marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan are now extended until 2025. In the future, there may be additional challenges and/or amendments to the ACA. It is unclear how future litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the Inflation Reduction Act of 2022 allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D.

There have also been administrative developments in the U.S. related to drug pricing. For example, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. On September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days of the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. Most recently, on February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM(brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi®(lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD and MS, are well established and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third party payors may encourage the use of generic products or specific branded products. We expect that our product and our product candidates, if approved, will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development.

Many of our competitors or potential competitors have significantly greater established presence in the market, financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements with large and established companies or if they are acquired by larger companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies, establishing agreements with CROs and CMOs, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

As of March 31, 2023, we had 330 employees after excluding those terminated in October 2022 as part of the reduction in force announced in August 2022. We may encounter difficulties in managing the size of our operations to support our continuing development activities and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2021 through March 31, 2023, the reported sale price of our common stock has fluctuated between $2.66 and $21.85 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control or significant influence over matters subject to stockholder approval.

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

Healthcare providers, including physicians, and third party payors will play a primary role in the recommendation and prescription of our product and any product candidates for which we obtain regulatory approval. Our current and future arrangements with third party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and our partners begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of our product and any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned here, among other foreign laws. Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

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

The EU GDPR also restricts the transfer of personal information from the EEA to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. One of the primary safeguards allowing U.S. companies to import personal information from the EU and Switzerland had historically been certification to the EU-U.S. Privacy Shield framework, which is administered by the U.S. Department of Commerce, and Swiss-U.S. Privacy Shield framework respectively. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in the “Schrems II” decision handed down by the Court of Justice of the EU (CJEU) and imposed further restrictions on the use of standard contractual clauses (SCCs). The Schrems II decision also led to a requirement for companies to carry out a transfer privacy impact assessment which, among other things, assess laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Similarly, the Swiss-U.S. Privacy Shield framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the Schrems II decision. Moreover, new versions of the European Commission’s Standard Contractual Clauses (new EU SCCs), now the primary safeguard available for the lawful transfer of personal information from the EU to the U.S., were adopted in June 2021 to account for the decision in Schrems II and which impose onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs.

However, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework, which will act as a successor to the invalidated Privacy Shield. ON December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new Executive Order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal information and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal information from the EU to the U.S. However, before parties rely on the new Trans-Atlantic Data Privacy Framework there are still legislative and regulatory steps that must be undertaken in both the EU and the U.S. As such, any transfers by us or our vendors of personal information from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heighted sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

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

Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, potential significant fines for non-compliance of up to the greater of €20 million or 4% of consolidated annual global turnover and restrictions or prohibitions on data processing. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, following the United Kingdom’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into English law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the United Kingdom but who process personal information in relation to the offering of goods or services to individuals in the United Kingdom, or to the monitoring of their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of consolidated annual global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states, such as Colorado, Connecticut, Utah, and Virginia, have already passed similar comprehensive privacy laws that have or will also go into effect in 2023. Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws being enacted at the state level. While these laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Iowa also passed similar laws that will go into effect in 2025 and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business.

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC recently published an advance notice of proposed rulemaking on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The FTC’s rulemaking may create change throughout the economy and broader data ecosystem. Additionally, the OCR has issued a Notice of Proposed Rulemaking, which propose a number of changes to the HIPAA Privacy Rule, which is expected to be released in 2023. For example, the proposed changes clarify the definition of electronic health records, enhance visibility for access fees and specify additional individual’s access rights.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022
10.1	Amendment No. 4 to Commercial Manufacturing Services Agreement dated as of February 3, 2023 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.+					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.					X

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
Date: May 8, 2023

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)