Form 10-Q
period 2023-06-30
Atara Biotherapeutics, Inc.
filed 2023-08-08
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2023 was 101,102,152 shares.

ATARA BIOTHERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the timing of initiating clinical studies, opening client sites, enrolling clinical studies and reporting results of clinical studies for our programs, including our ATA188 program;
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
•
commercialization of Ebvallo™ in the United Kingdom (UK) and the European Union (EU) and our Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement, subject to the Purchase and Sale Agreement with HCR Molag Fund, L.P.;
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
•
our ability to enter into favorable commercialization arrangements with third parties to commercialize our product and product candidates, including for tab-cel in the U.S.;
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
•
our financial performance;
•
our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies may make our common shares less attractive to investors;
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
•
we have been affected by and could be adversely affected in the future by the effects of health epidemics and pandemics, such as the COVID-19 pandemic, which could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$45,898	$92,942
Short-term investments	107,744	149,877
Restricted cash	146	146
Accounts receivable	507	40,221
Inventories	7,861	1,586
Other current assets	10,164	10,308
Total current assets	172,320	295,080
Property and equipment, net	5,349	6,300
Operating lease assets	62,195	68,022
Other assets	6,575	7,018
Total assets	$246,439	$376,420

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,138	$6,871
Accrued compensation	12,556	17,659
Accrued research and development expenses	20,737	24,992
Deferred revenue	11,949	8,000
Other current liabilities	25,172	21,394
Total current liabilities	74,552	78,916
Deferred revenue – long-term	75,565	77,000
Operating lease liabilities – long-term	51,754	58,064
Liability related to the sale of future revenues – long-term	32,091	30,236
Other long-term liabilities	5,023	5,564
Total liabilities	238,985	249,780

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2023 and December 31, 2022; 101,102 and 95,927 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	1,847,280	1,821,721
Accumulated other comprehensive (loss) income	(933)	(2,067)
Accumulated deficit	(1,838,903)	(1,693,024)
Total stockholders’ equity	7,454	126,640
Total liabilities and stockholders’ equity	$246,439	$376,420

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercialization revenue	$793	$—	$1,677	$—
License and collaboration revenue	164	51,579	506	58,893
Total revenue	957	51,579	2,183	58,893
Costs and operating expenses:
Cost of commercialization revenue	2,895	—	3,111	—
Research and development expenses	56,141	64,898	118,297	139,861
General and administrative expenses	13,335	18,813	27,207	39,384
Total costs and operating expenses	72,371	83,711	148,615	179,245
Loss from operations	(71,414)	(32,132)	(146,432)	(120,352)
Other income (expense), net:
Interest income	1,695	704	3,497	932
Interest expense	(1,378)	(129)	(2,714)	(133)
Gain on sale of ATOM Facility	—	50,237	—	50,237
Other income (expense), net	(10)	(214)	(207)	(323)
Total other income (expense), net	307	50,598	576	50,713
(Loss) income before provision for income taxes	(71,107)	18,466	(145,856)	(69,639)
Provision for income taxes	1	—	23	—
Net (loss) income	$(71,108)	$18,466	$(145,879)	$(69,639)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	304	(726)	1,134	(2,250)
Comprehensive (loss) income	$(70,804)	$17,740	$(144,745)	$(71,889)

Basic (loss) earnings per common share	$(0.68)	$0.18	$(1.40)	$(0.69)
Diluted (loss) earnings per common share	$(0.68)	$0.18	$(1.40)	$(0.69)

Basic weighted-average shares outstanding	105,091	101,601	104,533	101,166
Diluted weighted-average shares outstanding	105,091	101,866	104,533	101,166

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2023	95,927	$10	$1,821,721	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	148	—	590	—	—	590
RSU settlements, net of shares withheld	463	—	(93)	—	—	(93)
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net (loss) income	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	96,538	$10	$1,833,982	$(1,237)	$(1,767,795)	$64,960
Exercise of pre-funded warrants	2,916	—	—	—	—	—
RSU settlements, net of shares withheld	1,074	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	574	—	747	—	—	747
Stock-based compensation expense	—	—	12,552	—	—	12,552
Net (loss) income	—	—	—	—	(71,108)	(71,108)
Unrealized gain (loss) on available-for-sale securities	—	—	—	304	—	304
Balance as of June 30, 2023	101,102	$10	$1,847,280	$(933)	$(1,838,903)	$7,454

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net (loss) income	—	—	—	—	(88,105)	(88,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316
RSU settlements, net of shares withheld	647	—	(3)	—	—	(3)
Issuance of common stock pursuant to employee stock awards	303	—	1,309	—	—	1,309
Stock-based compensation expense	—	—	14,117	—	—	14,117
Net (loss) income	—	—	—	—	18,466	18,466
Unrealized gain (loss) on available-for-sale securities	—	—	—	(726)	—	(726)
Balance as of June 30, 2022	94,356	$9	$1,794,449	$(2,618)	$(1,534,361)	$257,479

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(145,879)	$(69,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	—	(50,237)
Stock-based compensation expense	24,316	28,452
Depreciation and amortization expense	2,415	3,029
Accretion of liability related to sale of future revenues	2,456	—
Amortization (accretion) of investment premiums (discounts)	(1,106)	811
Non-cash operating lease expense	5,827	3,355
Other non-cash items, net	100	46
Changes in operating assets and liabilities:
Accounts receivable	39,714	349
Inventories	(6,275)	—
Prepaid expenses and other current assets	169	(1,546)
Other assets	(110)	76
Accounts payable	(2,780)	(3,384)
Accrued compensation	(5,103)	(8,833)
Accrued research and development expenses	(4,255)	1,674
Other current liabilities	3,685	2,891
Deferred revenue	2,514	(51,468)
Operating lease liabilities	(7,021)	(4,211)
Other long-term liabilities	108	142
Net cash used in operating activities	(91,225)	(148,493)
Investing activities
Purchases of short-term investments	(83,647)	(165,090)
Proceeds from maturities and sales of short-term investments	128,020	166,390
Purchases of property and equipment	(898)	(4,024)
Net proceeds from sale of ATOM Facility	—	94,765
Net cash (used in) provided by investing activities	43,475	92,041
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	590	20,516
Proceeds from employee stock awards	747	1,405
Taxes paid related to net share settlement of restricted stock units	(94)	(619)
Principal payments on finance lease obligations	(524)	(190)
Other financing activities, net	(13)	(104)
Net cash provided by financing activities	706	21,008
Decrease in cash, cash equivalents and restricted cash	(47,044)	(35,444)
Cash, cash equivalents and restricted cash at beginning of period	93,088	107,478
Cash, cash equivalents and restricted cash at end of period	$46,044	$72,034
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$108	$132
Supplemental cash flow disclosure
Cash paid for interest	$218	$133
Cash paid for income taxes	$2	$19

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Union (EU) and by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK). Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Territory), following regulatory approval. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. See Notes 5 and 6 for further information.

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

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements.

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

Liquidity and Going Concern

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2023, will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date these condensed consolidated financial statements are issued. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.
Net (Loss) Earnings per Common Share

Basic net (loss) earnings per common share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net (loss) earnings per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net (loss) earnings per common share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Weighted average shares outstanding – Basic	105,091	101,601	104,533	101,166
Effect of dilutive securities	—	265	—	—
Weighted average shares outstanding – Diluted	105,091	101,866	104,533	101,166

Potential dilutive securities, which include unvested restricted stock units (RSUs), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (ESPP), have been excluded from the computation of diluted net earnings (loss) per common share if the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net (loss) earnings per common share is the same in all periods for which we record a net loss.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net (loss) earnings per common share, as their inclusion would have an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested RSUs	9,772,616	7,483,684	9,772,616	7,483,684
Vested and unvested options	13,495,065	11,364,001	13,495,065	11,490,929
ESPP share purchase rights	114,133	—	114,133	55,598
Total	23,381,814	18,847,685	23,381,814	19,030,211

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$32,120	$—	$—	$32,120
U.S. Treasury obligations	Level 2	72,159	8	(42)	$72,125
Government agency obligations	Level 2	1,451	—	(33)	$1,418
Corporate debt obligations	Level 2	40,287	1	(801)	$39,487
Commercial paper	Level 2	3,995	—	—	$3,995
Asset-backed securities	Level 2	3,953	—	(66)	$3,887
Total available-for-sale securities		153,965	9	(942)	153,032
Less: amounts classified as cash equivalents		(45,284)	(4)	—	(45,288)
Amounts classified as short-term investments		$108,681	$5	$(942)	$107,744

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$78,033	$—	$—	$78,033
U.S. Treasury obligations	Level 2	63,013	3	(394)	62,622
Government agency obligations	Level 2	8,086	—	(48)	8,038
Corporate debt obligations	Level 2	82,598	4	(1,513)	81,089
Commercial paper	Level 2	996	—	—	996
Asset-backed securities	Level 2	6,343	—	(119)	6,224
Total available-for-sale securities		239,069	7	(2,074)	237,002
Less: amounts classified as cash equivalents		(87,122)	(3)	—	(87,125)
Amounts classified as short-term investments		$151,947	$4	$(2,074)	$149,877

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2023		As of December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$144,636	$143,906	$202,323	$201,359
Maturing in one to five years	9,329	9,126	36,746	35,643
Total available-for-sale securities	$153,965	$153,032	$239,069	$237,002

We considered the current and expected future global economic and market conditions, including, but not limited to, the recent Silicon Valley Bank, Signature Bank and First Republic Bank collapses, the war in Ukraine, and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of June 30, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three and six months ended June 30, 2023 and 2022, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of June 30, 2023 and December 31, 2022, accrued interest receivable was $0.4 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the three and six months ended June 30, 2023 and 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$45,898	$92,942
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$46,044	$93,088

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Territory following regulatory approval. Atara retains full rights to Ebvallo in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

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

Deferred revenue activity related to commercialization revenue for the six months ended June 30, 2023 was as follows:

(in thousands)
Deferred revenue, December 31, 2022	$85,000
Additions	4,168
Recognized into commercialization revenue	(1,654)
Deferred revenue June 30, 2023	87,514
Less: deferred revenue – current portion	(11,949)
Deferred revenue – long-term, June 30, 2023	$75,565

During the six months ended June 30, 2023, we recognized $1.3 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. All Ebvallo sold to Pierre Fabre to date had been produced prior to receiving regulatory approval of Ebvallo. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive income (loss). Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

Under the Pierre Fabre Commercialization Agreement, we conduct an early access program observational study at the sole cost and expense of Pierre Fabre. We recognize the costs incurred associated with this study within research and development expenses, which is directly offset by revenue recorded within license and collaboration revenue. The license and collaboration revenue associated with the early access program for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively, as compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively.

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

In March 2021, we also entered into a Manufacturing and Supply Agreement with Bayer (the Bayer Manufacturing Agreement), which was contemplated as part of the Bayer License Agreement, to manufacture Phase 1 and 2 allogeneic mesothelin-directed CAR T-cell therapies for Bayer to use in clinical trials at a price based on our costs plus a reasonable margin, which is consistent with our standalone selling price. Collectively, the Bayer License Agreement, the Manufacturing and Supply Agreement and the Technology Transfer Agreement are referred to as “the Bayer Agreements”.

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with which terminated the Bayer Agreements (the Bayer Termination Agreement) with an effective date of July 31, 2022. Upon the termination effective date, full product development and commercialization rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $50.9 million and $57.6 million for the three and six months ended June 30, 2022, respectively, under the Bayer Agreements. As a result of the termination, no license and collaboration revenue related to the Bayer Agreements was recognized for the three and six months ended June 30, 2023, and there was no deferred revenue related to the Bayer Agreements as of June 30, 2023 or December 31, 2022.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. At June 30, 2023, the annual effective interest rate was approximately 16%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the six months ended June 30, 2023:

(in thousands)
Liability related to sale of future revenues as of December 31, 2022	$30,236
Accretion of interest expense on liability related to sale of future revenues	2,456
Amortization of debt discount and debt issuance costs	40
Repayment of the liability	—
Liability related to sale of future revenues as of June 30, 2023	32,732
Less: current portion classified within other accrued liabilities	(641)
Long-term liability related to sale of future revenues	$32,091

7.
Restructuring

In August 2022, we announced a reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction included total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits are being paid between October 2022 and November 2023. All of the costs are cash expenditures and primarily represent one-time termination benefits.

We recorded the following restructuring charges associated with the reduction in force:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)	(in thousands)	(in thousands)

Research and development expense	$—	$—	$—	$—
General and administrative expense	—	—	45	—
Total restructuring charges	$—	$—	$45	$—

The following restructuring liability activity was recorded in connection with the reduction in force for the six months ended June 30, 2023:

(in thousands)
Liability balance, December 31, 2022	$1,545
Restructuring charges	45
Cash payments	(1,084)
Liability balance, June 30, 2023	$506

The liability balance as of June 30, 2023 and December 31, 2023 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

QIMR Berghofer In-license Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. On September 19, 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020, and in December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of June 30, 2023 and December 31, 2022, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2023 and December 31, 2022, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $3.8 million and $13.3 million against the minimum commitments for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, and December 31, 2022, we have accrued $10.0 million and $9.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2023 and December 31, 2022.

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

9.
Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2023 and December 31, 2022.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the three and six months ended June 30, 2023, 361,260 of the July 2019 pre-funded warrants were exercised and as of June 30, 2023 pre-funded warrants to purchase 2,527,266 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. During the three and six months ended June 30, 2023, 1,898,578 and 656,107 of the May 2020 and December 2020 pre-funded warrants, respectively, were exercised. As of June 30, 2023, 968,383 and 1,384,709 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

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

During the six months ended June 30, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share, for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us. As of June 30, 2023, $55.2 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreements.

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

As of June 30, 2023, a total of 22,259,975 shares of common stock were reserved for issuance under the 2014 EIP, of which 1,927,307 shares were available for future grant and 20,332,668 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of June 30, 2023, 4,971,721 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,725,231 shares were available for future grant and 3,246,490 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	6,708,608	$10.61
Granted	5,278,116	$3.71
Forfeited	(669,390)	$8.63
Vested	(1,554,968)	$10.74
Balance as of June 30, 2023	9,762,366	$6.99

As of June 30, 2023, there was $62.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	10,645,555	$16.88	6.4	$42
Granted	4,693,897	3.64	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,522,660)	20.95	—	—
Balance as of June 30, 2023	13,816,792	$11.93	7.6	$38

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2023 and the exercise price of outstanding, in-the-money options. As of June 30, 2023, there was $31.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.3 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2023:

Total Shares Reserved
2014 Equity Incentive Plan	22,259,975
2018 Inducement Plan	4,971,721
2014 Employee Stock Purchase Plan	332,735
Total reserved shares of common stock	27,564,431

Stock-based Compensation Expense

Total stock-based compensation expense related to all employee and non-employee stock awards was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$7,195	$8,993	$13,965	$17,499
General and administrative	5,357	5,124	10,351	10,953
Total stock-based compensation expense	$12,552	$14,117	$24,316	$28,452

10.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	June 30,	December 31,
	2023	2022
	(in thousands)
Raw Materials	$2,750	$1,214
Work-in-process	5,111	372
Total inventories	$7,861	$1,586

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$904	$875
Lab equipment	14,930	14,797
Machinery and equipment	572	572
Computer equipment and software	1,154	1,149
Furniture and fixtures	1,258	1,297
Construction in progress	708	32
Property and equipment, gross	19,526	18,722
Less: accumulated depreciation and amortization	(14,177)	(12,422)
Property and equipment, net	$5,349	$6,300

Depreciation expense was $0.9 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $3.0 million for the six months ended June 30, 2023 and 2022, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	June 30,	December 31,
	2023	2022
	(in thousands)
Accrued operating expenses	$10,646	$7,435
Current portion of operating lease liabilities	12,095	12,806
Current portion of finance lease liabilities	859	834
Interest payable	641	—
Other accrued liabilities	931	319
Total other current liabilities	$25,172	$21,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Union (EU) by the European Commission (EC) and for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA). We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU and the UK under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, in select emerging markets. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. for patients with EBV-driven post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
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

In addition to the aforementioned strategic priorities, we also have a number of clinical and preclinical programs, including ATA2271, an autologous CAR T immunotherapy currently in Phase 1 development targeting solid tumors expressing the tumor antigen mesothelin; ATA3271, an allogeneic CAR T immunotherapy targeting mesothelin; and ATA3431, a multi-targeted allogeneic CAR T immunotherapy targeting B-cell malignancies.

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre

Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a cap between 185% and 250% of the total investment amount by HCRx.

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

Pipeline

Ebvallo™ / Tab-cel®

Our most advanced T-cell immunotherapy program, tab-cel, is approved by the EC for commercial sale and use in the EU and the UK under the proprietary name Ebvallo. We continue to advance development of tab-cel in the U.S. in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE). Tab-cel has received Breakthrough Therapy Designation (BTD) in the U.S. for the treatment of patients with EBV+ PTLD after hematopoietic cell transplants (HCT) who have failed rituximab and orphan drug designation in the U.S. and UK for the treatment of patients with EBV+ PTLD following HCT or solid organ transplants (SOT).

•
In May 2023, the MHRA granted Ebvallo marketing authorization in the UK for the treatment of patients with EBV+ PTLD. The marketing authorization was subsequently transferred to Pierre Fabre. Pierre Fabre is progressively launching Ebvallo on a country-by-country basis and patients in Europe are now receiving treatment in the commercial setting.
•
Following an April 2023 meeting with the FDA on chemistry, manufacturing, and controls (CMC), we had continued discussions with the FDA and addressed the outstanding CMC questions. We have scheduled a meeting with the FDA to potentially resolve the remaining topic of comparability between clinical and intended commercial process versions of tab-cel which may potentially provide clarity on timing for a potential BLA submission for tab-cel.
•
We continue to engage with and advance discussions with potential partners for the potential commercialization of tab-cel in the U.S.
•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.
•
We continue to enroll patients in our Phase 2 multi-cohort study which comprises a total of five patient populations, including IA-LPDs and other EBV-driven disease, in both the U.S. and EU. We are investigating potential label expansion opportunities with our Phase 2 multi-cohort study and initial data from this study is expected in the fourth quarter of 2023.
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

•
In our Phase 2 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of ATA188 in patients with PPMS and SPMS (EMBOLD), we now expect more than 90 patients to be included in the read out of the study primary endpoint of confirmed disability improvement of Expanded Disability Status Scale (EDSS) at 12 months, other clinical endpoints, additional biomarker data, and longer term results for patients that have completed study visits beyond the 12-month primary endpoint. Communication of such data is planned to occur in early November 2023.
•
We plan to present new biomarker analyses from the ongoing Phase 1 trial of ATA188 at the International Society of Neuroimmunology (ISNI) Congress in August 2023.
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

•
We received a Safe to Proceed letter from the FDA in response to our submission of an IND for the ATA3219 program and plan to start a Phase 1 study in relapsed/refractory B-cell non-Hodgkins’s lymphoma in the coming months.
•
Our EBV CD19 CAR T program incorporates multiple clinical technologies designed for T-cell memory, robust expansion, and anti-tumor efficacy in preclinical studies. We continue to make progress on the ATA3219 manufacturing process for scale-up.

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

COVID-19 Business Update

We have transitioned a portion of our workforce to a remote, work-from-home model, while maintaining essential in-person laboratory functions in order to advance key research, development and manufacturing priorities. We implemented safety protocols and procedures to support our onsite workforce and our clinical teams work with clinical sites to minimize the impact of the COVID-19 pandemic.

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

Our net losses were $145.9 million and $69.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $1.8 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2023, our cash, cash equivalents and short-term investments totaled $153.6 million, which we intend to use to fund our operations.

Revenues

We have only just begun to generate commercialization revenues under the Pierre Fabre Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees and milestones is subject to the terms of the HCRx Agreement. We will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. Our license and collaboration revenue recognized to date is primarily derived from agreements with Bayer AG, which terminated as of July 31, 2022.

We expect that any revenue we generate from the Pierre Fabre Commercialization Agreement, subject to the terms of the HCRx Agreement, and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. All Ebvallo sold to Pierre Fabre to date had been produced prior to receiving regulatory approval of

Ebvallo. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive income (loss). Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

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

Except as set forth above, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2023 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$793	$—	$793	$1,677	$—	$1,677
License and collaboration revenue	164	51,579	(51,415)	506	58,893	(58,387)
Total revenue	$957	$51,579	$(50,622)	$2,183	$58,893	$(56,710)

Commercialization revenues were $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively, as compared to none in the comparative periods. The increases in the 2023 periods were due to the EC marketing authorization for commercial sale and use of Ebvallo in the EU was transferred to Pierre Fabre in February 2023 and no commercialization revenue could be recognized prior to this occurring.

License and collaboration revenues were $0.2 million and $0.5 million for the three and six months ended June 30, 2023, as compared to $51.6 million and $58.9 million for the three and six months ended June 30, 2022, respectively. The decreases in the 2023 periods were primarily due to Bayer having notified us in May 2022 of its decision to terminate the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022. the only license and collaboration revenue recognized subsequent to the termination of the agreements with Bayer in the third quarter of 2022 has been related to certain early access program cost reimbursements per the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$2,895	$—	$2,895	$3,111	$—	$3,111

Cost of commercialization revenue was $2.9 million and $3.1 million for the three and six months ended June 30, 2023, respectively, and primarily related to adjustments to reflect current period work-in-process inventory at net realizable value and in-license sales-related milestone expense. Prior to receiving EC regulatory approval for Ebvallo in the EU in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory. All commercialization revenue recognized to date relates to zero cost inventories.

Total costs of commercialization revenue for the three and six months ended June 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Program-specific expenses
Tab-cel® expenses	$4,518	$10,372	$(5,854)	$8,490	$20,998	$(12,508)
ATA188 expenses	5,974	7,429	(1,455)	11,873	11,959	(86)
CAR T and other program expenses	2,644	2,270	374	5,234	5,269	(35)
Non program-specific expenses
Employee and overhead expenses	39,203	42,362	(3,159)	85,829	98,320	(12,491)
Other non program-specific expenses	3,802	2,465	1,337	6,871	3,315	3,556
Total research and development expenses	$56,141	$64,898	$(8,757)	$118,297	$139,861	$(21,564)

Tab-cel expenses were $4.5 million and $8.5 million in the three and six months ended June 30, 2023, as compared to $10.4 million and $21.0 million in the comparative 2022 periods, respectively. The decreases in the 2023 periods were primarily due to the capitalization of tab-cel manufacturing costs to inventory following EC regulatory approval in December 2022 and a decrease in European tab-cel regulatory filing and approval activities.

ATA188 expenses were $6.0 million and $11.9 million in the three and six months ended June 30, 2023, as compared to $7.4 million and $12.0 million in the comparative 2022 periods, respectively. The three-month decrease is primarily due to a decrease in product development activities. For the six-months ended June 30, 2023, the decrease in product development activity costs was offset by higher clinical trial costs, as compared to the six months ended June 30, 2022.

CAR T and other program expenses were $2.6 million and $5.2 million in the three and six months ended June 30, 2023, as compared to $2.3 million and $5.3 million in the comparative 2022 periods respectively. An increase in ATA3219 clinical manufacturing costs to support our IND submission were largely offset by lower ATA3271 IND-enabling activities after program pause following Bayer’s notice of termination in the second quarter of 2022.

Non program-specific expenses were $43.0 million and $92.7 million in the three and six months ended June 30, 2023, as compared to $44.9 million and $101.6 million in the comparative 2022 periods, respectively. The decrease in the 2023 periods were primarily due to lower payroll and related costs, driven by the sale of the ATOM facility and August 2022 reduction in force, partially offset by the cost of CMO manufacturing services and amounts accrued related to minimum commitments as well as an increase in cross-program contract research organizations (CRO) activities following the EU commercial launch of Ebvallo. Relative to the 2022 comparative period, for the three months ended June 30, 2023, payroll and related costs decreased by $5.2 million; facility-related and overhead costs increased by $1.3 million; outside services costs increased by $0.7 million; and other non-program specific costs increased by $1.3 million. Relative to the 2022 comparative period, for the six months ended June 30, 2023, payroll and related costs decreased by $18.7 million; facility-related and overhead costs decreased by $1.2 million; outside services costs increased by $7.4 million; and other non-program specific costs increased by $3.6 million.

Total research and development expenses for the three and six months ended June 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$13,335	$18,813	$(5,478)	$27,207	$39,384	$(12,177)

General and administrative expenses were $13.3 million and $27.2 million in the three and six months ended June 30, 2023, as compared to $18.8 million and $39.4 million in the comparative 2022 periods, respectively. The decreases in the 2023 periods were primarily due to lower payroll and related costs as a result of the August 2022 reduction in force and lower outside service costs related to a reduction in US tab-cel commercial activities.

Total general and administrative expenses for the three and six months ended June 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Other income (expense), net

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Interest income	$1,695	$704	$991	$3,497	$932	$2,565
Interest expense	(1,378)	(129)	(1,249)	(2,714)	(133)	(2,581)
Other income (expense), net	(10)	(214)	204	(207)	(323)	116
Total other income (expense), net	$307	$361	$(54)	$576	$476	$100

Interest income was $1.7 million and $3.5 million in the three and six months ended June 30, 2023, as compared to $0.7 million and $0.9 million in the comparative 2022 periods, respectively. The increases in the 2023 periods were primarily due to higher investment yields on our cash, cash equivalents and available-for-sale securities as compared to those for the 2022 periods, partially offset by lower balances of cash, cash equivalents and available-for-sale securities in 2023 as compared to those in the 2022 periods.

Interest expense was $1.4 million and $2.7 million in the three and six months ended June 30, 2023, as compared to $0.1 million and $0.1 million in the comparative 2022 periods, respectively. The increases in the 2023 periods were primarily due to interest expense recognized on the liability related to the sale of future revenues following us entering into the HCRx Agreement in December 2022.

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

In recent years, we have entered into sales agreements with Cowen and Company, LLC (Cowen). In November 2021, we entered into a sales agreement with Cowen (2021 ATM Facility) which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2021 ATM Facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under the 2021 ATM Facility.

During the six months ended June 30, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2023, we had $55.2 million of common stock remaining and available to be sold under the 2021 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues under the Pierre Fabre Commercialization Agreement, following the December 2022 EC regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2021 ATM Facility, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional capital through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$45,898	$92,942
Short-term investments	107,744	149,877
Total cash, cash equivalents and short-term investments	$153,642	$242,819

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(91,225)	$(148,493)
Investing activities	43,475	92,041
Financing activities	706	21,008
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,044)	$(35,444)

Operating activities

Net cash used in operating activities was $91.2 million in the six months ended June 30, 2023 as compared to $148.5 million in the comparative 2022 period. The decrease of $57.3 million was primarily due to the $40.0 million received from Pierre Fabre in 2023 for development milestones met in December 2022, with no similar cash flows received in the 2022 comparative period. The remaining decrease was due to lower cash operating expenses in 2023 as compared to 2022, primarily due to lower compensation-related costs resulting from lower headcount driven by the sale of the ATOM facility in April 2022 and the August 2022 reduction in force, partially offset by an increase in cash used in f net working capital from the capitalization of costs into inventory following the December 2022 EC regulatory approval of Ebvallo.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2023 consisted primarily of $128.0 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities. Net cash provided by investing activities in the comparative 2022 period consisted of $166.4 million received from maturities and sales of available-for-sale securities and $94.8 million in net proceeds received from the sale of the ATOM Facility, partially offset by $165.1 million used to purchase available-for-sale securities and $4.0 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2023 primarily consisted of $0.7 million from employee stock award transactions and $0.6 million of net proceeds received from the 2021 ATM Facility, partially offset by $0.5 million in principal payments on finance lease obligations. Net cash provided by financing activities in the comparative 2022 period consisted primarily of $20.5 million of net proceeds received from the 2021 ATM Facility and $1.4 million from employee stock award transactions, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2023, will be sufficient to fund our planned operations into the second quarter of 2024, however, it will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations. These conditions raise substantial doubt about our ability to continue as a going concern.

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
•
the timing of proceeds from, and our ability to perform under, the Pierre Fabre Commercialization Agreement, subject to the HCRx Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, consulting or other arrangements that we may establish;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2023, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and the UK and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the six months ended June 30, 2023, we reported a net loss of $145.9 million.

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

To date, we have generated only limited revenues from commercialization. We have regulatory approval for one product, Ebvallo, in the EU and the UK. We have outlicensed the commercialization rights to Ebvallo in the EU and the UK to Pierre Fabre under the Pierre Fabre Commercialization Agreement and we have sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the Pierre Fabre Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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

Our revenues from Ebvallo or any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and the terms and conditions of our commercialization agreement with our partner for that territory. We will not receive any meaningful milestones or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, which could take many years, if at all. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, our partners may not successfully commercialize our products, even if approved. The timing and amount of any milestone and royalty payments we may receive from our partners, as well as the commercial success of our products will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of our products by our partners. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

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

As of June 30, 2023, we had total cash, cash equivalents and short-term investments of $153.6 million. We expect that existing cash, cash equivalents and short-term investments as of June 30, 2023 will be sufficient to fund our planned operations into the second quarter of 2024, however, it will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the Pierre Fabre Commercialization Agreement, subject to the terms of the HCRx Agreement. We will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We plan to seek required additional capital, and may do so through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, the ongoing Russian invasion of Ukraine or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

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

We have been affected by and could be adversely affected in the future by the effects of health epidemics and pandemics, including the COVID-19 pandemic, which could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely.

Our business could be adversely affected by health epidemics and pandemics, including the COVID-19 pandemic, which presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. As a result of the COVID-19 pandemic, we transitioned most of our employees to a work-from-home model. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate our offices and facilities where permitted by applicable law. The effects of potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

We only have one product, Ebvallo, that has gained regulatory approval, an approval in the EU and the UK. Currently, our prioritized clinical-stage product candidates include ATA188 and tab-cel in the U.S. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The European Commission (EC) and the MHRA has approved the Marketing Authorization Application (MAA) for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which EC and MHRA grant marketing authorization when “comprehensive data cannot be obtained even after authorization.” Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the EC determines that the risk/benefit profile of Ebvallo is not acceptable, the EC may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. In April 2023, we held a meeting with the FDA to further discuss CMC matters relating to a potential BLA submission for tab-cel, and we have scheduled a subsequent meeting with the FDA to further discuss to the remaining topic of comparability that may support pooling clinical data from different process versions. While we continue to discuss such potential pathways with the FDA to enable filing of a BLA for tab-cel without the need for a new clinical trial, we may not ultimately reach agreement with the FDA on a pathway to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting an additional clinical trial, if one was required, may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

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

Ebvallo was approved under the exceptional circumstances regulatory pathway by the EMA and the MHRA, therefore continuation of the Ebvallo marketing authorizations in the EU and the UK are subject to annual reassessments. The annual reassessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

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

As an example, we activated additional clinical sites for the ALLELE study of tab-cel over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel, ATA188 or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our ALLELE study, as a result of the COVID-19 pandemic. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinicians, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals or market research may change the estimated incidence or prevalence of these diseases, and the number of patients who could benefit from our products may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes or if there are other disruptive factors that reduce PTLD incidence, such as changes in immunosuppression regimens or treatment of re-activated viremia, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We may not be able to obtain or maintain orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the U.S., EU and the UK, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. The FDA, the EMA, and the MHRA have granted us orphan drug designation for tab-cel for EBV+ PTLD.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA, the EMA, and the MHRA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU and the UK. The EU and UK exclusivity periods can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. These periods may be reduced in the EU based on a new applicable legal framework, currently adopted by the EC and under review by the European Parliament and Council. Orphan drug exclusivity may be lost if the FDA, EMA or MHRA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was approved. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease.

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

Although we have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, these designations may not lead to faster development or regulatory review and do not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel for EBV+ PTLD in the U.S. While a rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval and has no bearing on whether or not tab-cel is ultimately approved. The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns that the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to initiate and complete our BLA in a timely manner and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

PRIME designation supports the development and accelerated review by the EMA of new therapies to treat patients with unmet medical need. Despite this designation and the associated opportunity for accelerated assessment, the EMA may decide that additional time is needed for the MAA review and convert the MAA to a standard review timeline. For example, the EMA converted the tab-cel MAA review timeline from accelerated to standard.

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

We may seek fast track designation for one or more of our future product candidates. In December 2021, ATA188 received fast track designation for treatment of patients with nonactive PPMS and nonactive SPMS. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA fast track designation for a particular indication. We may seek fast track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a fast track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw fast track designation at any time, including if it believes that the designation is no longer supported by data from our clinical development program.

Failure to obtain regulatory or payor approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the U.S., to market and sell our products in the EU, the UK, many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We or our partners may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by a regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we or our partners are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the UK, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

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

The processes by which some of our product and product candidates are manufactured were initially developed by our partners for clinical purposes. We intend to evolve the processes developed by our partners and the processes developed by us to support advanced clinical studies and commercialization requirements. We similarly intend to evolve the processes originating at Atara to support advanced clinical studies and commercialization requirements. Developing commercially viable manufacturing processes is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical studies or commercialization, including cost overruns, potential problems with process scale-up, process reproducibility, comparability issues, stability, safety, purity and potency issues, regulatory agency review and endorsement processes, consistency and timely availability of reagents or raw materials. The manufacturing facilities in which our product and product candidates will be made could be adversely affected by pandemics, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures, and numerous other factors. In addition, there have been, and there may continue to be, transient interruptions in the supply of raw materials and consumables used in the development and manufacturing of our preclinical and clinical cell therapies related to raw material shortages due to the COVID-19 pandemic or other global pressures, including leukapheresis collections, which supply starting materials used in our product and product candidates, and raw materials and consumables specialized for cell therapy manufacturing. If we are unable to obtain such raw materials or other necessary raw materials in a timely manner, our business operations and manufacturing capabilities could be adversely affected.

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contaminations are discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we were informed by a CMO of mold contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product at the CMO’s facility and we are actively working with the CMO to remediate such contamination issue while production continues in other manufacturing suites. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

We are dependent on Pierre Fabre for the commercialization of Ebvallo in the EU, UK and several countries outside the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into the Pierre Fabre Commercialization Agreement for Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (Territory) for EBV-positive cancers and certain ancillary agreements as contemplated by the Pierre Fabre Commercialization Agreement to further advance our partnership with Pierre Fabre. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of Ebvallo in the Territory. We will not receive any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. Furthermore, the timing and amount of any milestone and royalty payments we may receive under the Pierre Fabre Commercialization Agreement, as well as the commercial success of Ebvallo in the Territory, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of Ebvallo by Pierre Fabre in the Territory.

Under the terms of the Pierre Fabre Commercialization Agreement, we transferred the EU and UK marketing authorizations for Ebvallo in patients with EBV+ PTLD to Pierre Fabre. Pierre Fabre will be responsible for obtaining all other regulatory approvals in the Territory and maintaining all regulatory approvals in the Territory. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the Pierre Fabre Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the EU and UK marketing authorizations and other regulatory approvals in the Territory and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement.

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
•
the inclusion into clinical treatment guidelines;
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

There are currently no FDA-approved products for the treatment of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware some marketed products and therapies are used per global physician treatment guidelines in the US and the EU in the treatment of EBV+ PTLD by some healthcare professionals and institutions, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases including: Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas; and AlloVir (formerly known as ViraCyte), which has completed a Phase 2 clinical study for posoleucel (ALVR105), an allogeneic, multi-virus T-cell product that targets six viruses in allogeneic HSCT recipients with ≥1 treatment-refractory infection, including EBV, and is conducting two Phase 3 trials for Virus-Associated Hemorrhagic-Cystitis, as well as initiated a Phase 3 trial for the prevention of BKV, CMV, AdV, EBV, HHV06 and JCV in post-allogeneic HSCT patients.

Competition in the MS market is high with at least 20 therapies, including four generics or bioequivalents, approved in the U.S., UK and EU for the treatment of various forms of MS, including clinically isolated syndrome, relapsing-remitting MS (RRMS), secondary progressive MS (SPMS) and primary progressive MS (PPMS). There are many competitors in the MS market, including major multi-national fully-integrated pharmaceutical companies and established biotechnology companies. Most recently, Briumvi (ublituximab), marketed by TG Therapeutics, Ponvory (S1P modulator), marketed by Johnson & Johnson, and Kesimpta® (anti-CD20 monoclonal antibody), marketed by Novartis, were approved in the U.S. and/or EU for the treatment of relapsing forms of MS.

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

In December 2022, we entered into a purchase and sale agreement (the HCRx Agreement) with HCR Molag Fund, L.P. (HCRx). Under the terms of the HCRx Agreement, we received $31.0 million in cash in consideration for our right to receive a portion of future royalty payments and certain milestones for Ebvallo in the Territory due to us from Pierre Fabre under the Pierre Fabre Commercialization Agreement. The HCRx Agreement contains certain customary terms and conditions, including representations and warranties, covenants, and indemnification obligations in favor of each party. Among these terms, there are certain covenants regarding our compliance with the Pierre Fabre Commercialization Agreement. In the event of actual or alleged breaches of the Pierre Fabre Commercialization Agreement or the HCRx Agreement, we could be subject to claims for damages from HCRx and could be subject to costly litigation.

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

As of June 30, 2023, we had 317 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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
•
expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical and clinical studies effectively and hire, train and integrate additional management, research and development, regulatory, manufacturing and administrative personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2021 through June 30, 2023, the reported sale price of our common stock has fluctuated between $1.45 and $21.85 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We recently qualified as a “smaller reporting company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2023, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2023, we will be a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. If we choose not to obtain such attestation from our independent registered public accounting firm, it may impact our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

If we choose to rely on any of these disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to many other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Further, following the UK’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the UK in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into English law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of consolidated annual global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the U.S., it is understood that the UK and the U.S. are negotiating an adequacy agreement.

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

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems have been subject to and remain vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. For example, in March 2021, MSK provided notice that MSK was one of many customers impacted by a data breach at Accellion, Inc., which provides a document-sharing system. MSK subsequently notified us that certain documents related to one of our discontinued programs were subject to the breach, which compromise we deemed immaterial. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, we and our third party service providers frequently defend against and respond to cyber attacks, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.					X

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
Date: August 8, 2023

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)