Form 10-Q
period 2023-09-30
Atara Biotherapeutics, Inc.
filed 2023-11-01
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of outstanding shares of the Registrant’s Common Stock as of October 27, 2023 was 101,922,250 shares.

ATARA BIOTHERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the timing of initiating clinical studies, opening client sites, enrolling clinical studies and reporting results of clinical studies for our programs, including our ATA188 and ATA3219 programs;
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
•
commercialization of tab-cel (Ebvallo™ in the United Kingdom (UK) and the European Union (EU)) worldwide and our amended and restated Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement (Ebvallo in the UK and the EU subject to the Purchase and Sale Agreement with HCR Molag Fund, L.P.);
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
•
our ability to enter into favorable commercialization arrangements with third parties to commercialize our product candidates;
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

•
the impact of our workforce reductions on our ability to attract, retain and motivate qualified personnel and on our business, operations, and financial condition; and
•
timing and costs related to the qualification of our contract manufacturing organizations’ (CMO) manufacturing facilities for commercial production.

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
•
our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business; and
•
maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs, development and/or commercialization of our product and product candidates may be adversely affected.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$64,791	$92,942
Short-term investments	37,617	149,877
Restricted cash	146	146
Accounts receivable	163	40,221
Inventories	6,591	1,586
Other current assets	9,388	10,308
Total current assets	118,696	295,080
Property and equipment, net	4,628	6,300
Operating lease assets	59,175	68,022
Other assets	6,289	7,018
Total assets	$188,788	$376,420

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,511	$6,871
Accrued compensation	14,430	17,659
Accrued research and development expenses	23,968	24,992
Deferred revenue	11,611	8,000
Other current liabilities	22,569	21,394
Total current liabilities	79,089	78,916
Deferred revenue – long-term	73,929	77,000
Operating lease liabilities – long-term	48,508	58,064
Liability related to the sale of future revenues – long-term	33,252	30,236
Other long-term liabilities	4,848	5,564
Total liabilities	239,626	249,780

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2023 and December 31, 2022; 101,922 and 95,927 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	1,858,423	1,821,721
Accumulated other comprehensive (loss) income	(571)	(2,067)
Accumulated deficit	(1,908,700)	(1,693,024)
Total stockholders’ equity (deficit)	(50,838)	126,640
Total liabilities and stockholders’ equity (deficit)	$188,788	$376,420

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercialization revenue	$2,020	$—	$3,697	$—
License and collaboration revenue	118	4,459	624	63,352
Total revenue	2,138	4,459	4,321	63,352
Costs and operating expenses:
Cost of commercialization revenue	2,615	—	5,726	—
Research and development expenses	56,888	70,157	175,185	210,018
General and administrative expenses	12,247	18,924	39,454	58,308
Total costs and operating expenses	71,750	89,081	220,365	268,326
Loss from operations	(69,612)	(84,622)	(216,044)	(204,974)
Other income (expense), net:
Interest income	1,218	973	4,715	1,904
Interest expense	(1,395)	(123)	(4,109)	(256)
Gain on sale of ATOM Facility	—	—	—	50,237
Other income (expense), net	(27)	(309)	(234)	(631)
Total other income (expense), net	(204)	541	372	51,254
Loss before provision for (benefit from) income taxes	(69,816)	(84,081)	(215,672)	(153,720)
Provision for (benefit from) income taxes	(19)	10	4	10
Net loss	$(69,797)	$(84,091)	$(215,676)	$(153,730)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	362	(341)	1,496	(2,591)
Comprehensive loss	$(69,435)	$(84,432)	$(214,180)	$(156,321)

Basic and diluted loss per common share	$(0.66)	$(0.82)	$(2.05)	$(1.51)

Basic and diluted weighted-average shares outstanding	106,401	102,423	105,163	101,590

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2023	95,927	$10	$1,821,721	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	148	—	590	—	—	590
RSU settlements, net of shares withheld	463	—	(93)	—	—	(93)
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net (loss) income	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	96,538	$10	$1,833,982	$(1,237)	$(1,767,795)	$64,960
Exercise of pre-funded warrants	2,916	—	—	—	—	—
RSU settlements, net of shares withheld	1,074	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	574	—	747	—	—	747
Stock-based compensation expense	—	—	12,552	—	—	12,552
Net (loss) income	—	—	—	—	(71,108)	(71,108)
Unrealized gain (loss) on available-for-sale securities	—	—	—	304	—	304
Balance as of June 30, 2023	101,102	$10	$1,847,280	$(933)	$(1,838,903)	$7,454
RSU settlements, net of shares withheld	820	—	—	—	—	—
Stock-based compensation expense	—	—	11,143	—	—	11,143
Net (loss) income	—	—	—	—	(69,797)	(69,797)
Unrealized gain (loss) on available-for-sale securities	—	—	—	362	—	362
Balance as of September 30, 2023	101,922	$10	$1,858,423	$(571)	$(1,908,700)	$(50,838)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2022	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	91,671	$9	$1,744,695	$(368)	$(1,464,722)	$279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $419	1,320	—	20,516	—	—	20,516
RSU settlements, net of shares withheld	405	—	(616)	—	—	(616)
Issuance of common stock pursuant to employee stock awards	10	—	96	—	—	96
Stock-based compensation expense	—	—	14,335	—	—	14,335
Net (loss) income	—	—	—	—	(88,105)	(88,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,524)	—	(1,524)
Balance as of March 31, 2022	93,406	$9	$1,779,026	$(1,892)	$(1,552,827)	$224,316
RSU settlements, net of shares withheld	647	—	(3)	—	—	(3)
Issuance of common stock pursuant to employee stock awards	303	—	1,309	—	—	1,309
Stock-based compensation expense	—	—	14,117	—	—	14,117
Net (loss) income	—	—	—	—	18,466	18,466
Unrealized gain (loss) on available-for-sale securities	—	—	—	(726)	—	(726)
Balance as of June 30, 2022	94,356	$9	$1,794,449	$(2,618)	$(1,534,361)	$257,479
RSU settlements, net of shares withheld	517	—	(4)	—	—	(4)
Issuance of common stock pursuant to employee stock awards	6	—	47	—	—	47
Stock-based compensation expense	—	—	14,023	—	—	14,023
Net (loss) income	—	—	—	—	(84,091)	(84,091)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(341)	—	(341)
Balance as of September 30, 2022	94,879	$9	$1,808,515	$(2,959)	$(1,618,452)	$187,113

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(215,676)	$(153,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	—	(50,237)
Stock-based compensation expense	35,459	42,475
Depreciation and amortization expense	3,624	4,398
Accretion of liability related to sale of future revenues	3,729	—
Amortization (accretion) of investment premiums (discounts)	(1,320)	974
Non-cash operating lease expense	8,847	6,103
Other non-cash items, net	148	70
Changes in operating assets and liabilities:
Accounts receivable	40,058	737
Inventories	(5,005)	—
Other current assets	920	(3,903)
Other assets	(119)	(139)
Accounts payable	(319)	(4,760)
Accrued compensation	(3,229)	(7,545)
Accrued research and development expenses	(1,024)	4,417
Other current liabilities	607	5,595
Deferred revenue	540	(51,468)
Operating lease liabilities	(9,953)	(6,781)
Other long-term liabilities	142	244
Net cash used in operating activities	(142,571)	(213,550)
Investing activities
Purchases of short-term investments	(83,647)	(181,164)
Proceeds from maturities and sales of short-term investments	198,723	242,293
Purchases of property and equipment	(1,179)	(4,156)
Proceeds from sale of property and equipment	25	—
Net proceeds from sale of ATOM Facility	—	94,765
Net cash provided by investing activities	113,922	151,738
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	590	20,516
Proceeds from employee stock awards	747	1,452
Taxes paid related to net share settlement of restricted stock units	(94)	(623)
Principal payments on finance lease obligations	(732)	(396)
Other financing activities, net	(13)	(155)
Net cash provided by financing activities	498	20,794
Decrease in cash, cash equivalents and restricted cash	(28,151)	(41,018)
Cash, cash equivalents and restricted cash at beginning of period	93,088	107,478
Cash, cash equivalents and restricted cash at end of period	$64,937	$66,460
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$20	$35
Supplemental cash flow disclosure
Cash paid for interest	$332	$256
Cash paid for income taxes	$2	$19

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Union (EU) and by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK). Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. See Note 5 for further information. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement. See Note 11 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). See Note 8 for further information.

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

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Condensed Consolidated Statements of Cash Flows and the Notes to Condensed Consolidated Financial Statements.

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

Liquidity and Going Concern

We have incurred significant operating losses since inception and have relied primarily on public and private equity financings and receipts from license and collaboration agreements to fund our operations. As we continue to incur losses, our transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve sustained operating cash inflows or profitability. We expect that existing cash, cash equivalents and short-term investments as of September 30, 2023, will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the date these condensed consolidated financial statements are issued. The interim condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facilities as described in Note 9; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested RSUs	8,456,088	7,915,826	8,456,088	7,915,826
Vested and unvested options	12,288,025	10,954,723	12,288,025	10,954,723
ESPP share purchase rights	473,549	264,967	473,549	264,967
Total	21,217,662	19,135,516	21,217,662	19,135,516

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$35,230	$—	$—	$35,230
U.S. Treasury obligations	Level 2	28,318	4	—	$28,322
Government agency obligations	Level 2	1,451	—	(26)	$1,425
Corporate debt obligations	Level 2	34,018	—	(509)	$33,509
Asset-backed securities	Level 2	2,723	—	(40)	$2,683
Total available-for-sale securities		101,740	4	(575)	101,169
Less: amounts classified as cash equivalents		(63,548)	(4)	—	(63,552)
Amounts classified as short-term investments		$38,192	$—	$(575)	$37,617

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$78,033	$—	$—	$78,033
U.S. Treasury obligations	Level 2	63,013	3	(394)	62,622
Government agency obligations	Level 2	8,086	—	(48)	8,038
Corporate debt obligations	Level 2	82,598	4	(1,513)	81,089
Commercial paper	Level 2	996	—	—	996
Asset-backed securities	Level 2	6,343	—	(119)	6,224
Total available-for-sale securities		239,069	7	(2,074)	237,002
Less: amounts classified as cash equivalents		(87,122)	(3)	—	(87,125)
Amounts classified as short-term investments		$151,947	$4	$(2,074)	$149,877

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2023		As of December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$97,367	$96,863	$202,323	$201,359
Maturing in one to five years	4,373	4,306	36,746	35,643
Total available-for-sale securities	$101,740	$101,169	$239,069	$237,002

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of September 30, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three and nine months ended September 30, 2023 and 2022, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of September 30, 2023 and December 31, 2022, accrued interest receivable was $0.4 million and $0.8 million, respectively. We have not written off any accrued interest receivables during the three and nine months ended September 30, 2023 and 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$64,791	$92,942
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$64,937	$93,088

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. Atara retains full rights to Ebvallo in other major markets, including North America, Asia Pacific and Latin America. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement. See Note 11 for further information.

Pursuant to the Pierre Fabre Commercialization Agreement, we are responsible at our cost for the conclusion of the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We are also responsible at our cost for certain other activities directed to obtaining regulatory approval for Ebvallo for EBV-associated post-transplant lymphoproliferative disease pursuant to the terms of the Pierre Fabre Commercialization Agreement in Europe. Pierre Fabre is responsible at its cost for obtaining and maintaining all other regulatory approvals and for commercialization and distribution of Ebvallo in the Initial Territory. We will own any intellectual property rights developed solely by us under the Pierre Fabre Commercialization Agreement.

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

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. At Pierre Fabre’s cost, we are responsible for manufacturing and supplying Pierre Fabre’s optional purchases of Ebvallo for commercialization in the Initial Territory for a minimum of seven years from the first commercial sale, as defined in the Pierre Fabre Commercialization Agreement, of Ebvallo in the Initial Territory. At any time following this period, we have the option to transfer the manufacturing responsibility and related manufacturing technology to a third party contract manufacturing organization (CMO), and Pierre Fabre may also elect to directly assume the manufacturing responsibility and receive the related manufacturing technology. Without transfer of the manufacturing technology, no other party can perform this obligation.

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

Deferred revenue activity related to commercialization revenue for the nine months ended September 30, 2023 was as follows:

(in thousands)
Deferred revenue, December 31, 2022	$85,000
Additions	4,174
Recognized into commercialization revenue	(3,634)
Deferred revenue September 30, 2023	85,540
Less: deferred revenue – current portion	(11,611)
Deferred revenue – long-term, September 30, 2023	$73,929

During the nine months ended September 30, 2023, we recognized $3.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

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

Under the Pierre Fabre Commercialization Agreement, we conduct an early access program observational study at the sole cost and expense of Pierre Fabre. We recognize the costs incurred associated with this study within research and development expenses, which is directly offset by revenue recorded within license and collaboration revenue. The license and collaboration revenue associated with the early access program for the three and nine months ended September 30, 2023 was $0.1 million and $0.6 million, respectively, as compared to $0.2 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.

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

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with which terminated the Bayer Agreements (the Bayer Termination Agreement) with an effective date of July 31, 2022. Upon the termination effective date, full product development and commercialization rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $4.2 million and $61.8 million for the three and nine months ended September 30, 2022, respectively, under the Bayer Agreements. As a result of the termination, no license and collaboration revenue related to the Bayer Agreements was recognized for the three and nine months ended September 30, 2023, and there was no deferred revenue related to the Bayer Agreements as of September 30, 2023 or December 31, 2022.

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

Under the HCRx Agreement, HCRx is entitled to receive tiered royalties on net sales of Ebvallo in the Initial Territory in amounts ranging from the mid-single digits to double digits based on annual net sales. HCRx is also entitled to certain milestone payments due to Atara from Pierre Fabre. The total royalties and milestones payable to HCRx are capped between 185% and 250% of the Investment Amount, depending upon the timing of such royalties and milestones. Upon meeting the cap amount, HCRx’s right to receive royalties and milestone payments will terminate and all rights will revert to Atara. To the extent a certain milestone within the Pierre Fabre Commercialization Agreement is not achieved on or prior to June 30, 2026, we will be required to make a one-time cash payment in the amount of $9.0 million to HCRx, and HCRx shall transfer all of its right, title and interest in this certain $9.0 million milestone payment to Atara. This payment, if required, would be included in the calculation of aggregate payments made to HCRx.

The gross proceeds of the Investment Amount of $31.0 million were recorded as a liability related to the sale of future revenues, net of transaction costs of $0.4 million, and will be amortized using the effective interest method over the life of the arrangement.

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. At September 30, 2023, the annual effective interest rate was approximately 15%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the nine months ended September 30, 2023:

(in thousands)
Liability related to sale of future revenues as of December 31, 2022	$30,236
Accretion of interest expense on liability related to sale of future revenues	3,729
Amortization of debt discount and debt issuance costs	61
Repayment of the liability	(11)
Liability related to sale of future revenues as of September 30, 2023	34,015
Less: current portion classified within other accrued liabilities	(763)
Long-term liability related to sale of future revenues	$33,252

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

We recorded the following restructuring charges associated with the reduction in force:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)	(in thousands)	(in thousands)

Research and development expense	$—	$2,710	$—	$2,710
General and administrative expense	—	3,180	45	3,180
Total restructuring charges	$—	$5,890	$45	$5,890

The following restructuring liability activity was recorded in connection with the reduction in force for the nine months ended September 30, 2023:

(in thousands)
Liability balance, December 31, 2022	$1,545
Restructuring charges	45
Cash payments	(1,513)
Liability balance, September 30, 2023	$77

The liability balance as of September 30, 2023 and December 31, 2023 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

Other In-license and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of September 30, 2023 and December 31, 2022, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In September 2023, we amended the CRL MSA to extend the term until the earlier of December 31, 2023 or receipt of certain batches of our product and product candidates.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2023 and December 31, 2022, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $2.8 million and $16.1 million against the minimum commitments for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, and December 31, 2022, we have accrued $11.0 million and $9.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2023 and December 31, 2022.

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

9.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2023 and December 31, 2022.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the three months ended September 30, 2023. During the nine months ended September 30, 2023, 361,260 of the July 2019 pre-funded warrants were exercised and as of September 30, 2023 pre-funded warrants to purchase 2,527,266 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the three months ended September 30, 2023. During the nine months ended September 30, 2023, 1,898,578 and 656,107 of the May 2020 and December 2020 pre-funded warrants, respectively, were exercised. As of September 30, 2023, 968,383 and 1,384,709 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

ATM Facilities

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

During the nine months ended September 30, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share, for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us. As of September 30, 2023, $55.2 million of common stock remained available to be sold under the 2021 ATM Facility, subject to certain conditions as specified in the sales agreement.

In November 2023, we entered into a sales agreement (the 2023 ATM Facility) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, and we intend to file a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (the 2023 Registration Statement). We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2023 ATM Facility. Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility will terminate, and no further sales will be made under the 2021 ATM Facility.

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

As of September 30, 2023, a total of 21,564,328 shares of common stock were reserved for issuance under the 2014 EIP, of which 3,549,685 shares were available for future grant and 18,014,643 shares were subject to outstanding options and RSUs, including performance-based awards.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of September 30, 2023, 4,847,270 shares of common stock were reserved for issuance under the Inducement Plan, of which 1,869,565 shares were available for future grant and 2,977,705 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	6,708,608	$10.61
Granted	5,472,166	$3.64
Forfeited	(1,343,120)	$8.52
Vested	(2,375,066)	$9.71
Balance as of September 30, 2023	8,462,588	$6.69

As of September 30, 2023, there was $49.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	10,645,555	$16.88	6.4	$42
Granted	4,693,897	3.64	—	—
Exercised	—	—	—	—
Forfeited or expired	(2,809,692)	16.97	—	—
Balance as of September 30, 2023	12,529,760	$11.90	6.2	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2023 and the exercise price of outstanding, in-the-money options. As of September 30, 2023, there was $23.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 2.1 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2023:

Total Shares Reserved
2014 Equity Incentive Plan	21,564,328
2018 Inducement Plan	4,847,270
2014 Employee Stock Purchase Plan	332,735
Total reserved shares of common stock	26,744,333

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$6,758	$7,986	$20,723	$24,361
General and administrative	4,385	6,037	14,736	18,114
Total stock-based compensation expense	$11,143	$14,023	$35,459	$42,475

10.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	September 30,	December 31,
	2023	2022
	(in thousands)
Raw Materials	$2,422	$1,214
Work-in-process	4,169	372
Total inventories	$6,591	$1,586

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$904	$875
Lab equipment	15,361	14,797
Machinery and equipment	572	572
Computer equipment and software	1,279	1,149
Furniture and fixtures	1,258	1,297
Construction in progress	239	32
Property and equipment, gross	19,613	18,722
Less: accumulated depreciation	(14,985)	(12,422)
Property and equipment, net	$4,628	$6,300

Depreciation expense was $0.9 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	September 30,	December 31,
	2023	2022
	(in thousands)
Accrued operating expenses	$8,299	$7,435
Current portion of operating lease liabilities	12,409	12,806
Current portion of finance lease liabilities	887	834
Interest payable	763	—
Other accrued liabilities	211	319
Total other current liabilities	$22,569	$21,394

11.
Subsequent Events

Reduction in Force

On November 1, 2023, we announced a reduction in force that will reduce our current workforce by approximately 30%. We expect to recognize approximately $7.0 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are primarily one-time termination benefits and are all cash charges. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Global Tab-cel Partnership

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Effectiveness of the A&R Commercialization Agreement is subject to the receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The A&R Commercialization Agreement is expected to take effect in December 2023.

Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) will be expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain activities as described below.

During the applicable period specified in the A&R Commercialization Agreement, we will be responsible, at Pierre Fabre’s cost, to continue conducting the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible, at Pierre Fabre’s cost, for certain other activities directed to obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease pursuant to the terms of the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required.

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory, at Pierre Fabre’s cost. After manufacturing responsibility is transferred to Pierre Fabre and for the remainder of the term of the A&R Commercialization Agreement, Pierre Fabre will be responsible, at its cost, for the manufacture and supply of tab-cel for commercialization in the Territory.

Pursuant to the A&R Commercialization Agreement, Pierre Fabre will pay us an additional upfront cash payment of $20.0 million for the expanded exclusive license grant. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. In addition, we will be eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights in such country, or the expiration of all regulatory exclusivity for such Product in such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Union (EU) by the European Commission (EC) and for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA). We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Atara is applying this one platform, that does not require TCR or HLA gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU and the UK under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. for patients with EBV-associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases;
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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia following regulatory approval. We retain full rights to tab-cel in other major markets, including North America, Asia Pacific and Latin America. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre

Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Effectiveness of the A&R Commercialization Agreement is subject to the receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The A&R Commercialization Agreement is expected to take effect in December 2023. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) will be expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below.

During the applicable period specified in the A&R Commercialization Agreement, we will be responsible, at Pierre Fabre’s cost, to continue conducting the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible, at Pierre Fabre’s cost, for certain other activities directed to obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease pursuant to the terms of the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required.

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory, at Pierre Fabre’s cost. Upon the date manufacturing responsibility is transferred to Pierre Fabre (planned to be at the time of BLA transfer to Pierre Fabre) and throughout the remainder of the term of the A&R Commercialization Agreement, Pierre Fabre will be responsible, at its cost, for the manufacture and supply of tab-cel for commercialization in the Territory. Pursuant to the A&R Commercialization Agreement, Pierre Fabre will pay us an additional upfront cash payment of $20.0 million for the expanded exclusive license grant. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. In addition, we will be eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights in such country, or the expiration of all regulatory exclusivity for such Product in such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK) and the Council of the Queensland Institute of Medical Research (QIMR Berghofer) pursuant to which we acquired rights to novel and proprietary technologies and programs.

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

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. In September 2023, we further amended the CRL MSA to extend the term until the earlier of December 31, 2023 or receipt of certain batches of our product and product candidates.

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

•
Following a September 2023 meeting with the FDA on chemistry, manufacturing, and controls (CMC), we are aligned with the FDA on analytical comparability between manufacturing process versions of tab-cel. This alignment supports our ability to pool the pivotal clinical trial data from different process versions in a tab-cel BLA submission. We plan to request a pre-BLA meeting with the FDA in the first quarter of 2024 to discuss various aspects of our proposed BLA submission and expect to submit the tab-cel BLA in the second quarter of 2024, which will enable us to incorporate the latest tab-cel pivotal data from the Phase 3 ALLELE study.
•
In October 2023, we entered into an expanded partnership with Pierre Fabre for the U.S. and remaining global commercial markets for tab-cel for up to $640.0 million and significant double-digit tiered royalties on net sales. In addition, Pierre Fabre will reimburse us for expected tab-cel global development costs through BLA transfer and purchase existing and future tab-cel inventory from us through the BLA transfer date. Substantially all tab-cel manufacturing, clinical and regulatory activities are planned to transition to Pierre Fabre at the time of the BLA transfer.
•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.
•
We continue to enroll patients in our Phase 2 multi-cohort study which comprises a total of five patient populations, including IA-LPDs and other EBV-driven disease, in both the U.S. and EU. We are investigating potential label expansion opportunities with our Phase 2 multi-cohort study and initial data from this study is expected in December 2023.

ATA188

We continue to progress our development of ATA188, which has received fast track designation from the FDA for treatment of primary progressive multiple sclerosis (PPMS) and secondary progressive multiple sclerosis (SPMS), an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS).

•
In our Phase 2 randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of ATA188 in patients with PPMS and SPMS (EMBOLD), we expect more than 90 patients to be included in the read out of the study primary endpoint of confirmed disability improvement of Expanded Disability Status Scale (EDSS) at 12 months, other clinical endpoints, additional biomarker data, and longer term results for patients that have completed study visits beyond the 12-month primary endpoint. Communication of such data is planned to occur in early November 2023.
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

•
We received a Safe to Proceed letter from the FDA in response to our submission of an IND for the ATA3219 program and plan to start a Phase 1 study in relapsed/refractory B-cell non-Hodgkins’s lymphoma in the coming months with preliminary clinical data anticipated for the second half of 2024.
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
•
We had been conducting IND-enabling studies for ATA3271, an off-the-shelf, allogeneic CAR T therapy targeting mesothelin using a PD-1 DNR and 1XX CAR co-stimulatory signaling domain through our EBV T-cell platform. In preclinical data for ATA3271, we observed anti-tumor activity that we believe indicated functional persistence and significant survival benefit, and we found no evidence of allocytotoxicity in vivo, suggesting that allogeneic MSLN-CAR-engineered EBV T cells are a promising approach for the treatment of MSLN-positive cancers. We are not actively conducting any development activities while we reassess our approach for the development of ATA3271.

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

We also work with CRL pursuant to the CRL MSA. CRL provides manufacturing services for our product and certain of our product candidates. In September 2023, we further amended the CRL MSA to extend the term until the earlier of December 31, 2023 or receipt of certain batches of our product and product candidates.

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

Our net losses were $215.7 million and $153.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $1.9 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2023, our cash, cash equivalents and short-term investments totaled $102.4 million, which we intend to use to fund our operations.

Revenues

We have only just begun to generate commercialization revenues under the A&R Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees and milestones, and is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory under the A&R Commercialization Agreement until the applicable royalty cap under the HCRx Agreement is met, if at all, or until regulatory approval is achieved in the US or for another market within the Additional Territory. Our license and collaboration revenue recognized to date is primarily derived from agreements with Bayer AG, which terminated as of July 31, 2022.

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, and any future collaboration and research and license partners will fluctuate from year to year as a result of the timing and number of milestones and other payments.

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

Except as set forth above, there have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2023 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$2,020	$—	$2,020	$3,697	$—	$3,697
License and collaboration revenue	118	4,459	(4,341)	624	63,352	(62,728)
Total revenue	$2,138	$4,459	$(2,321)	$4,321	$63,352	$(59,031)

Commercialization revenues were $2.0 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, as compared to none in the comparative periods. The increases in the 2023 periods were due to the EC marketing authorization for commercial sale and use of Ebvallo in the EU was transferred to Pierre Fabre in February 2023 and no commercialization revenue could be recognized prior to this occurring.

License and collaboration revenues were $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, as compared to $4.5 million and $63.4 million for the three and nine months ended September 30, 2022, respectively. The decreases in the 2023 periods were primarily due to Bayer having notified us in May 2022 of its decision to terminate the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022. The only license and collaboration revenue recognized subsequent to the termination of the agreements with Bayer in the third quarter of 2022 has been related to certain early access program cost reimbursements per the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$2,615	$—	$2,615	$5,726	$—	$5,726

Cost of commercialization revenue was $2.6 million and $5.7 million for the three and nine months ended September 30, 2023, respectively, and primarily related to adjustments to reflect inventory at net realizable value and in-license sales-related milestone expense. Prior to receiving EC regulatory approval for Ebvallo in the EU in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory. All commercialization revenue recognized to date relates to zero cost inventories.

Total costs of commercialization revenue for the three and nine months ended September 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
Program-specific expenses
Tab-cel® expenses	$6,095	$8,644	$(2,549)	$14,585	$29,642	$(15,057)
ATA188 expenses	5,757	6,373	(616)	17,630	18,332	(702)
CAR T and other program expenses	3,387	1,613	1,774	8,621	6,882	1,739
Non program-specific expenses
Employee and overhead expenses	38,011	49,823	(11,812)	123,840	148,143	(24,303)
Other non program-specific expenses	3,638	3,704	(66)	10,509	7,019	3,490
Total research and development expenses	$56,888	$70,157	$(13,269)	$175,185	$210,018	$(34,833)

Tab-cel expenses were $6.1 million and $14.6 million in the three and nine months ended September 30, 2023, as compared to $8.6 million and $29.7 million in the comparative 2022 periods, respectively. The decreases in the 2023 periods were primarily due to the capitalization of tab-cel manufacturing costs to inventory following EC regulatory approval in December 2022 and a decrease in European tab-cel regulatory filing and approval activities.

ATA188 expenses were $5.8 million and $17.6 million in the three and nine months ended September 30, 2023, as compared to $6.4 million and $18.3 million in the comparative 2022 periods, respectively. The three-month decrease is primarily due to a decrease in product development and manufacturing activities. For the nine-months ended September 30, 2023, the decrease in product development and manufacturing activities was partially offset by an increase in clinical trial cost.

CAR T and other program expenses were $3.4 million and $8.6 million in the three and nine months ended September 30, 2023, as compared to $1.6 million and $6.9 million in the comparative 2022 periods respectively. The increases were primarily driven by ATA3219 clinical manufacturing costs and clinical trial start-up activities. For the nine-month period, these increases were partially offset by lower ATA3271 IND-enabling activities after program pause following Bayer’s notice of termination in the second quarter of 2022.

Non program-specific expenses were $41.6 million and $134.3 million in the three and nine months ended September 30, 2023, as compared to $53.5 million and $155.1 million in the comparative 2022 periods, respectively. The decreases in the 2023 periods were primarily due to lower payroll and related costs, driven by the sale of the ATOM facility and August 2022 reduction in force, partially offset by the cost of CMO manufacturing services and amounts accrued related to minimum commitments. Relative to the 2022 comparative period, for the three months ended September 30, 2023, payroll and related costs decreased by $5.9 million; facility-related and overhead costs increased by $0.5 million; outside services costs decreased by $6.4 million; and other non-program specific costs remained materially consistent. Relative to the 2022 comparative period, for the nine months ended September 30, 2023, payroll and related costs decreased by $24.6 million; facility-related and overhead costs decreased by $0.7 million; outside services costs increased by $1.0 million; and other non-program specific costs increased by $3.5 million.

Total research and development expenses for the three and nine months ended September 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$12,247	$18,924	$(6,677)	$39,454	$58,308	$(18,854)

General and administrative expenses were $12.2 million and $39.5 million in the three and nine months ended September 30, 2023, as compared to $18.9 million and $58.3 million in the comparative 2022 periods, respectively. The decreases in the 2023 periods were primarily due to lower payroll and related costs as a result of the August 2022 reduction in force and lower outside service costs related to a reduction in US tab-cel commercial activities.

Total general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 were not significantly impacted as a result of the COVID-19 pandemic.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
	(in thousands)
Interest income	$1,218	$973	$245	$4,715	$1,904	$2,811
Interest expense	(1,395)	(123)	(1,272)	(4,109)	(256)	(3,853)
Other income (expense), net	(27)	(309)	282	(234)	(631)	397
Gain on sale of ATOM Facility	—	—	—	—	50,237	(50,237)
Total other income (expense), net	$(204)	$541	$(745)	$372	$51,254	$(50,882)

Interest income was $1.2 million and $4.7 million in the three and nine months ended September 30, 2023, as compared to $1.0 million and $1.9 million in the comparative 2022 periods, respectively. The increases in the 2023 periods were primarily due to higher investment yields on our cash, cash equivalents and available-for-sale securities as compared to those for the 2022 periods, partially offset by lower balances of cash, cash equivalents and available-for-sale securities in 2023 as compared to those in the 2022 periods.

Interest expense was $1.4 million and $4.1 million in the three and nine months ended September 30, 2023, as compared to $0.1 million and $0.3 million in the comparative 2022 periods, respectively. The higher interest expense in the 2023 periods were due to interest expense recognized on the liability related to the sale of future revenues following us entering into the HCRx Agreement in December 2022.

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

During the nine months ended September 30, 2023, we sold an aggregate of 147,930 shares of common stock under the 2021 ATM Facility, at an average price of $4.64 per share for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2023, we had $55.2 million of common stock remaining and available to be sold under the 2021 ATM Facility.

In November 2023, we entered into a sales agreement (the 2023 ATM Facility) with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen, as our sales agent. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, and we intend to file a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (the 2023 Registration Statement). We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the 2023 ATM Facility. Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility will terminate, and no further sales will be made under the 2021 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues under the Pierre Fabre Commercialization Agreement, following the December 2022 EC regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing our ATM facilities, through potential commercialization, collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional capital through commercialization, collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies, grant licenses or other rights on terms that are not favorable to us, or issue equity that may be substantially dilutive to our stockholders.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$64,791	$92,942
Short-term investments	37,617	149,877
Total cash, cash equivalents and short-term investments	$102,408	$242,819

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(142,571)	$(213,550)
Investing activities	113,922	151,738
Financing activities	498	20,794
Net (decrease) increase in cash, cash equivalents and restricted cash	$(28,151)	$(41,018)

Operating activities

Net cash used in operating activities was $142.6 million in the nine months ended September 30, 2023 as compared to $213.6 million in the comparative 2022 period. The decrease of $71.0 million was primarily due to the $40.0 million received from Pierre Fabre in 2023 for development milestones met in December 2022, with no similar cash flows received in the 2022 comparative period. The remaining decrease was due to lower cash operating expenses in 2023 as compared to 2022, primarily due to lower compensation-related costs resulting from lower headcount driven by the sale of the ATOM facility in April 2022 and the August 2022 reduction in force, partially offset by an increase in net working capital from the capitalization of costs into inventory following the December 2022 EC regulatory approval of Ebvallo.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2023 consisted primarily of $198.7 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities. Net cash provided by investing activities in the comparative 2022 period consisted of $242.3 million received from maturities and sales of available-for-sale securities and $94.8 million in net proceeds received from the sale of the ATOM Facility, partially offset by $181.2 million used to purchase available-for-sale securities and $4.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2023 primarily consisted of $0.7 million from employee stock award transactions and $0.6 million of net proceeds received from the 2021 ATM Facility, partially offset by $0.7 million in principal payments on finance lease obligations. Net cash provided by financing activities in the comparative 2022 period consisted primarily of $20.5 million of net proceeds received from the 2021 ATM Facility and $1.5 million from employee stock award transactions, partially offset by $0.6 million of taxes paid related to the net share settlement of RSUs.

Operating Capital Requirements and Plan of Operations

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, combined with certain anticipated payments from the A&R Commercialization Agreement, will enable us to fund our planned operations into the third quarter of 2025. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. In the event that we do not receive our anticipated payments and, as a result, our cash runway is materially impacted, our existing cash, cash equivalents and short-term investments as of September 30, 2023 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations in the long-term. These conditions, including the uncertainties surrounding our receipt of certain anticipated payments, raise substantial doubt about our ability to continue as a going concern.

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
•
the timing of proceeds from, and our ability to perform under, the A&R Commercialization Agreement, subject to the HCRx Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, consulting or other arrangements that we may establish;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2023, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 8, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and the UK and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the nine months ended September 30, 2023, we reported a net loss of $215.7 million.

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

To date, we have generated only limited revenues from commercialization. We have regulatory approval for one product, Ebvallo, in the EU and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EU and the UK) to Pierre Fabre under the amended and restated Pierre Fabre Commercialization Agreement and we have sold our royalty and milestone interests for the Initial Territory under the amended and restated Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the amended and restated Pierre Fabre Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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

Our revenues from Ebvallo or any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and the terms and conditions of our commercialization agreement with our partner for that territory. We do not retain any meaningful milestones or royalty payments from Pierre Fabre for Ebvallo in the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, which could take many years, if at all. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, our partners may not successfully commercialize our products, even if approved. The timing and amount of any milestone and royalty payments we may receive from our partners, as well as the commercial success of our products will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of our products by our partners. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

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

As of September 30, 2023, we had total cash, cash equivalents and short-term investments of $102.4 million. We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2023, combined with certain anticipated payments from the amended and restated Pierre Fabre Commercialization Agreement, will enable us to fund our planned operations into the third quarter of 2025. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. In the event that we do not receive our anticipated payments and, as a result, our cash runway is materially impacted, our existing cash, cash equivalents and short-term investments as of September 30, 2023 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. These conditions, including the uncertainties surrounding our receipt of certain anticipated payments, raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facilities; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We plan to seek required additional capital, and may do so through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, the war in Ukraine, the war in the Middle East or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

Our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we announced that we plan to implement a further reduction of our workforce by approximately 30%. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. In February 2023, we held a meeting with the FDA on clinical aspects for a potential BLA submission for tab-cel. In April 2023, we held a meeting with the FDA to further discuss CMC matters relating to a potential BLA submission for tab-cel, and in August 2023, we held an additional meeting with the FDA, where we reached alignment on analytical comparability between clinical and intended commercial process versions of tab-cel. We plan to request a pre-BLA meeting with the FDA to discuss various aspects of a proposed BLA submission. We may not ultimately reach agreement with the FDA on a path to BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication may be necessary to support a BLA for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting an additional clinical trial, if one was required, may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspection activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published draft guidance outlining its policies regarding remote regulatory assessments. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities or clinical trial sites involved with our clinical studies.

If we do obtain approval for tab-cel marketing applications, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate is to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

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

The FDA may also modify or enhance trial requirements which may affect enrollment. In August 2023, the FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary depending on the outcome of a pre-BLA meeting we plan to request, or in connection with the review of such a BLA submission by the FDA.

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinicians, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals, changes to the standard of care and diagnosis rates or scientific understanding of disease burden may change the estimated incidence or prevalence of these diseases, and the number of patients who could benefit from our products may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our product, tab-cel, to initially target a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes or if there are other disruptive factors that reduce PTLD incidence, such as changes in immunosuppression regimens or treatment of re-activated viremia, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA, the EMA, and the MHRA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU and the UK. The EU and UK exclusivity periods can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. These periods may be reduced in the EU based on a new applicable legal framework, currently under review by the European Parliament and Council. Orphan drug exclusivity may be lost if the FDA, EMA or MHRA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was approved. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease.

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

Although we have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, these designations may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Based on our BTD, we may pursue a rolling submission strategy for our BLA for tab-cel for EBV+ PTLD in the U.S. While a rolling review process may provide the opportunity for ongoing communications with and feedback from the FDA, it may not result in a faster timeline to marketing approval and has no bearing on whether or not tab-cel is ultimately approved. The FDA may raise issues and pose questions to us that may delay the initiation and completion of our BLA submission, acceptance of the complete BLA for filing, and approval of the BLA. We may not be able to provide a satisfactory or a timely response to FDA questions or we may not be able to gather the required data to prepare our BLA submissions as we plan. If we are unable to address all questions or concerns that the FDA may raise or if we do not have timely access to the data required for the preparation of the BLA, we may not be able to initiate and complete our BLA in a timely manner and ultimately receive FDA approval. In addition, even if we submit our BLA under the rolling review process, the FDA may decide not to review portions of our BLA under the rolling review process until the submission is deemed to be complete.

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

The proposed revision of the European legislation on pharmaceuticals could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan medicinal products.

In April 2023, The European Commission published proposals to revise the existing European legislation on medicinal products (EU Pharma Law Review). The revisions consists of two proposals, a new directive and a new regulation (EU Pharma Law Proposal) that would amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for pediatric use. The EU pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the Commission, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (OME) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we were informed by a CMO of mold contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product at the CMO’s facility and we worked with the CMO to investigate and remediate such contamination issue while production continued in other manufacturing suites. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

We are dependent on Pierre Fabre for the commercialization of tab-cel (Ebvallo in the EU, UK) worldwide, including the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into an amendment and restatement of the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement) for tab-cel (Ebvallo in the EU and the UK) worldwide for EBV-positive cancers and are in the process of negotiating amendments to certain ancillary agreements as contemplated by the A&R Commercialization Agreement to further advance our partnership with Pierre Fabre. The closing of the A&R Commercialization Agreement is subject to expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions, is expected to occur in December 2023. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel. The timing and amount of any milestone and royalty payments we may receive under the A&R Commercialization Agreement, as well as the commercial success of tab-cel, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of tab-cel by Pierre Fabre.

Under the terms of the A&R Commercialization Agreement, if we receive US BLA approval for tab-cel in patients with EBV+ PTLD, we are required to transfer the BLA to Pierre Fabre. Pierre Fabre will be responsible for obtaining all other regulatory approvals and maintaining all regulatory approvals. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the A&R Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the US BLA (if approved), the EU and UK marketing authorizations and other regulatory approvals and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement with respect to the Initial Territory.

We also depend on Pierre Fabre to comply with all applicable laws relative to the commercialization of tab-cel in the Additional Territory. The failure of Pierre Fabre to devote sufficient time and effort to the commercialization of tab-cel; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Pierre Fabre violates, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the A&R Commercialization Agreement or ancillary agreements, could have a material adverse effect on our financial position, and our obligations under the HCRx Agreement with respect to the Initial Territory, by reducing or eliminating our right to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the transfer of regulatory approvals and commercialization of tab-cel. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms similar to the A&R Commercialization Agreement or that are favorable to us.

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

We hold rights under license agreements with our partners, including MSK and QIMR Berghofer that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product and product candidates and our, or our partners’ ability to commercialize the affected product and product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

For example, in April 2023, the European Commission adopted a wide-ranging proposal for a new Directive and a new Regulation. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation. This change will likely result in significant changes to the pharmaceutical industry. In particular, it is expected that the new Directive and Regulations will, if made into law, affect the duration of the period of regulatory protection afforded to medicinal products including regulatory data protection (also called “data exclusivity”), marketing exclusivity afforded to orphan medicinal products, as well as the conditions of eligibility to the orphan designation.

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

There have also been administrative developments in the U.S. related to drug pricing. For example, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. On September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the Department of Health and Human Service to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the Department of Health and Human Services to submit, within 90 days of the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. Most recently, on February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. On August 29, 2023, CMS released an initial list of ten drugs subject to price negotiations. This negotiation process will occur during 2023 and 2024 and result in maximum prices that will be effective beginning in 2026. While it remains to be seen how the drug pricing provisions imposed by the Inflation Reduction Act (IRA) will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

Other proposed administrative actions may affect our government pricing responsibilities. For example, CMS has issued proposals to amend the existing Medicaid Drug Rebate Program regulations. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM(brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi®(lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s Carvykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

In December 2022, we entered into a purchase and sale agreement (the HCRx Agreement) with HCR Molag Fund, L.P. (HCRx). Under the terms of the HCRx Agreement, we received $31.0 million in cash in consideration for our right to receive a portion of future royalty payments and certain milestones for Ebvallo in the Initial Territory due to us from Pierre Fabre under the Pierre Fabre Commercialization Agreement. The HCRx Agreement contains certain customary terms and conditions, including representations and warranties, covenants, and indemnification obligations in favor of each party. Among these terms, there are certain covenants regarding our compliance with the Pierre Fabre Commercialization Agreement. In the event of actual or alleged breaches of the Pierre Fabre Commercialization Agreement or the HCRx Agreement, we could be subject to claims for damages from HCRx and could be subject to costly litigation.

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

As of September 30, 2023, we had 308 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

•
managing our preclinical and clinical studies effectively;
•
managing CMC operations and our external manufacturing partners effectively;
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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2021 through September 30, 2023, the reported sale price of our common stock has fluctuated between $1.25 and $21.85 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we announced that we plan to implement a further reduction of our workforce by approximately 30%. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

However, on October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF), which will act as a successor to the invalidated Privacy Shield. ON December 13, 2022, the European Commission also published its draft adequacy decision which stated that the new Executive Order and Trans-Atlantic Data Privacy Framework is able to meet the concerns raised in Schrems II, and on July 10, 2023, the EC adopted its Final Implementing Decision granting the US adequacy (Adequacy Decision) with respect to companies that subscribe to the Trans-Atlantic Data Privacy Framework. Entities relying on SCCs for transfer to the US are able to rely on the analysis in the Adequacy Decision as support for their transfer impact assessments required by Schrems II. However, any transfers by us or our vendors of personal information from the EU may not comply with European data protection law, may increase our exposure to the EU GDPR’s heighted sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

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

Further, following the UK’s exit from the EU, known as Brexit, the EU GDPR’s obligations continue to apply to the UK in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into English law. Under the UK GDPR, companies established in the United Kingdom and companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to the greater of £17.5 million or 4% of consolidated annual global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Information Commissioner’s Office (ICO) has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The ICO has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and the U.S. on September 21, 2023, regulations were laid in the UK Parliament to give effect to the UK Extension to the DPF – otherwise known as the “UK-U.S. Data Bridge.” The regulations took effect on October 12, 2023. The UK-U.S. Data Bridge – which is the UK’s equivalent to the Adequacy Decision – will enable companies in the UK to lawfully transfer personal information to participating organizations in the U.S. without the need to implement additional safeguards.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws being enacted at the state level. Colorado, Connecticut and Virginia passed comprehensive state privacy laws, which became effective ono July 1, 2023, July 1, 2023 and January 1, 2023, respectively. Likewise, Utah passed a comprehensive privacy law, which will go into effect on December 31, 2023. Several states have also passed similar privacy laws that will become effective in 2024 or later, including Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. While these laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape.

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

The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on privacy and data security.

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

Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (SEC Cyber Rule). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023.

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

We are subject to income and non-income based taxes in the U.S. and various jurisdictions outside the U.S. Our business and financial condition could be adversely affected by changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, changes in accounting principles, applicability of withholding taxes, and changes to our business operations. For example, U.S. legislation such as the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and the American Rescue Act, made significant changes to the corporate tax rate, the potential realization of net deferred tax assets relating to our operations, taxation of foreign earnings, and deductibility of expenses, and could have a material impact on our financial position or results of operations.

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

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022

10.1+	Amendment No. 5 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated September 27, 2023					X

10.2*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.					X

+ Portions of this exhibit have been omitted as being both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

*Indicates management contract or compensatory plan or arrangement.

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
Date: November 1, 2023

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)