Form 10-K
period 2023-12-31
Atara Biotherapeutics, Inc.
filed 2024-03-28
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2023 as reported by The Nasdaq Stock Market, was $161,602,451. This calculation excludes 727,959 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of March 20, 2024 was 119,359,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the timing of initiating clinical studies, opening client sites, enrolling clinical studies and reporting results of clinical studies for our programs, including our ATA3219 program;
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
•
our Commercial Manufacturing Services Agreement with Charles River Laboratories, Inc. (CRL) and other agreements we may enter into with CRL, including our ability to enter into a new drug supply agreement with CRL on terms favorable or acceptable to us, or at all;
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
•
our ability to enter into and maintain contracts with clinical research organizations, contract manufacturing organizations (CMOs) and other vendors for clinical and preclinical studies, supplies and other services;
•
the scope of protection we are able to obtain and maintain for the intellectual property rights covering our product and product candidates;
•
our financial performance;
•
our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies;
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

•
the impact of our workforce reductions on our ability to attract, retain and motivate qualified personnel and on our business, operations and financial condition; and
•
timing and costs related to the qualification of the manufacturing facilities of our CMOs for commercial production.

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
•
we have one approved product, Ebvallo, in the EU and the UK, are generally early in our development efforts and have only a small number of product candidates in clinical development, and all of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed;
•
we will require substantial additional financing on terms acceptable to us to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts;
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
•
the proposed revision of the European legislation on pharmaceuticals could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan medicinal products;
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
•
if we fail to continue to meet the listing standards of the Nasdaq Stock Market LLC (Nasdaq), our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock;
•
we recently qualified as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our stock less attractive to investors;
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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Union (EU) by the European Commission (EC) and for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA). We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). We are applying this one platform, that does not require TCR or human leukocyte antigen (HLA) gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU and the UK under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in Phase 1 development is being developed as a potential best-in-class product intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

In addition to the aforementioned strategic priorities, we also have a number of preclinical programs, including ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have paused development on ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS), while we explore strategic options for this asset.

Our T-cell immunotherapy platform is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We select the appropriate set of cells for use based on a patient’s unique immune profile. We estimate that only four and six unique ATA3219 lots will be needed to cover approximately 90% of U.S. NHL and lupus patients, respectively. One of our contract manufacturing organizations (CMOs) has completed commercial production qualification activities for tab-cel and another of our CMOs is currently in the process of completing commercial production qualification activities for tab-cel while we manufacture inventory according to Pierre Fabre’s commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory) following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund L.P. (HCRx,) a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for granting HCRx the right to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, and certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which such cash was received in January 2024. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $100.0 million in potential regulatory milestones through approval by the United States Food and Drug Administration (FDA) of a biologics license application (BLA) for tab-cel. Of the $100.0 million in potential regulatory milestones, we expect to receive $20.0 million in April 2024 based on the positive pre-BLA meeting, an additional $20.0 million in connection with BLA acceptance, and up to $60.0 million in potential regulatory milestones in connection with BLA approval. We are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

During the applicable period specified in the A&R Commercialization Agreement, we will be responsible, at Pierre Fabre’s cost, to continue conducting the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible, at Pierre Fabre’s cost, for certain other activities directed to obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease pursuant to the terms of the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Territory, including conducting any other clinical study required.

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre and we are to use commercially reasonable efforts to achieve such transition prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK) and the Council of the Queensland Institute of Medical Research (QIMR Berghofer) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Our research facilities in Thousand Oaks, California (ARC) and Aurora, Colorado contain our translational and preclinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022. We also entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) that became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB.

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of March 31, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the severance costs represent cash expenditures.

In January 2024, we announced another reduction in force of approximately 25% of total workforce. We expect to recognize approximately $4.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2024. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from February 2024 through January 2025. The majority of the associated costs represent cash expenditures.

Pipeline

Our pipeline is summarized below:

Excluding Ebvallo™ in EU, these investigational agents are not approved by any regulatory agencies and efficacy and safety have not been established

EBV+ PTLD: EBV-Associated Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant; NHL: non-Hodgkin’s lymphoma

Atara has entered into an agreement with Pierre Fabre to commercialize tab-cel® for EBV+ cancers worldwide

Other programs: EBV vaccine and other hematological malignancies and solid tumor AlloCAR T programs

(1)
Phase 2 multi-cohort initiated in Q3 2020, with possible indications including EBV+ PTLD with CNS involvement, front-line treatment in EBV+ PTLD including front line with CNS involvement, EBV+ PID/AID LPD, and other potential EBV-associated diseases
(2)
Targeted antigen recognition technology; Phase 2 Randomized Controlled Trial

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

Tab-cel® (Ebvallo™) is an allogeneic EBV-specific T-cell immunotherapy that is approved in the EU and UK and currently in Phase 3 development in the U.S. for the treatment of patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy. Tab-cel is also under development for other EBV+ diseases with significant unmet medical need through a Phase 2 multi-cohort study that was initiated in the third quarter of 2020.

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

In the third quarter of 2020, we completed an interim analysis for the ALLELE study. Data from the interim analysis showed a 50 percent objective response rate (ORR) to tab-cel with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel safety profile is also consistent with previously published data, with no new safety signals. In December 2022, we presented updated interim analysis and safety results from the ALLELE study and updated efficacy and safety data from two single-center, open-label studies, and multicenter expanded access program in patients with EBV+ Leiomysosarcomas at the 2022 American Society of Hematology Annual Meeting. In December 2023, we presented new data for patients with relapsed or refractory (r/r) or treatment-naïve EBV+ PTLD involving the central nervous system following SOT or HCT. An ORR of 77.8% was observed in 18 central nervous system (CNS) EBV+ PTLD patients including first line PTLD, and the estimated one-year overall survival rate (OS) was 70.6%. The one-year OS for responders was 85.7% versus 0% for non-responders. In January 2024, data from the ALLELE study that was published in The Lancet Oncology showed a 51.2% objective response rate and 23-month median duration of response in r/r EBV+ PTLD patients and that tab-cel was well tolerated with no events of graft-versus-host disease as related to tab-cel.

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in the Initial Territory. In September 2022, we amended the Pierre Fabre Commercialization Agreement to receive an additional $30 million milestone payment from Pierre Fabre in exchange for a reduction in royalties and the supply price mark up on Ebvallo purchased by Pierre Fabre. See section ‘Terms of Certain License and Collaboration Agreements’ below for additional details. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx.

On October 31, 2023, we entered into the A&R Commercialization Agreement, which became effective in December 2023. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) will be expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which such cash was received in January 2024. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $100.0 million in potential regulatory milestones through BLA approval. Of the $100.0 million in potential regulatory milestones, we expect to receive $20.0 million in April 2024 based on the positive pre-BLA meeting, an additional $20.0 million in connection with BLA acceptance, and up to $60.0 million in potential regulatory milestones in connection with BLA approval.

We are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

In November 2021, we submitted an EU marketing authorization application (MAA) for tab-cel in patients with EBV+ PTLD. In December 2022, the EC granted marketing authorization for Ebvallo under the “exceptional circumstances” regulatory pathway as a monotherapy for the treatment of adult and pediatric patients two years of age and older with r/r EBV+ PTLD who have received at least one prior therapy. For SOT patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate. Our request to transfer the marketing authorization for Ebvallo to Pierre Fabre was adopted by the EC in February 2023. Pierre Fabre commenced Ebvallo launch activities in the first European countries in the first quarter of 2023 and is progressively launching Ebvallo on a country-by-country basis. Under the “exceptional circumstances” marketing authorization, Pierre Fabre is subject to annual reassessments of certain ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo. The annual reassessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

In October 2022, we filed the MAA for Ebvallo with the Medicines and Healthcare Products Regulatory Authority (MHRA) in the United Kingdom (UK). In May 2023, the MHRA granted Ebvallo marketing authorization in the UK for the treatment of patients with EBV+ PTLD and the marketing authorization was subsequently transferred to Pierre Fabre.

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

In 2023, we held a number of meetings with the FDA on clinical aspects and CMC for a potential BLA submission for tab-cel. Following such discussions, we aligned with the FDA on analytical comparability between manufacturing process versions of tab-cel. This alignment supports our ability to pool the pivotal clinical trial data from different process versions in a tab-cel BLA submission.

We recently held a pre-BLA meeting with the FDA to discuss various aspects of our proposed BLA submission, which supports our plan to submit the tab-cel BLA in the second quarter of 2024. Of the $100.0 million in potential regulatory milestones that we may be entitled to receive through approval from Pierre Fabre pursuant to the terms of the A&R Commercialization Agreement, we expect to receive $20.0 million in April 2024 based on the positive pre-BLA meeting, an additional $20.0 million in connection with BLA acceptance, and up to $60.0 million in potential regulatory milestones in connection with BLA approval.

Tab-cel Multi-Cohort Study

We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical needs and positive clinical data to date with tab-cel. In patients where previous treatments have failed, the objective response rates, including complete response, were 33.3% (three out of nine patients) in AID-LPD and 37.5% (three out of eight patients) in PID-LPD groups. Tab-cel was generally well-tolerated with a favorable safety profile consistent with previously published clinical studies. These clinical data demonstrated that tab-cel was well-tolerated and showed encouraging clinical activity in this patient population, with objective response rates ranging from 50% (two out of four patients) to 80% (four out of five patients). The overall survival (OS) rate at one year in patients with EBV viremia treated in the EAP-201 study was 100 percent for a median follow-up of 14.6 months (min 12.2, max 17.8).

In the third quarter of 2020, we initiated a Phase 2 multi-cohort study which comprises a total of five patient populations, including IA-LPDs and other EBV-driven diseases, in both the U.S. and EU. We continue to enroll patients in this study. We are investigating additional label expansion opportunities with our Phase 2 multi-cohort study. In December 2023, we presented combined analysis that included the first reported data from our Phase 2 multi-cohort study at the European Society for Medical Oncology Immuno-Oncology annual congress that demonstrated a 77.8% ORR in 18 CNS EBV+ PTLD patients including first line PTLD.

ATA3219

We are developing ATA3219, an allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies and autoimmune diseases, leveraging our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require TCR or HLA gene editing. ATA3219 combines the natural biology of unedited T cells with the benefits of an allogeneic therapy. It consists of allogeneic EBV-sensitized T cells that express a CD19 CAR construct for the treatment of CD19+ r/rB-cell malignancies, including B-cell non-Hodgkin’s lymphoma (NHL) and B-cell mediated autoimmune diseases including systemic lupus erythematosus (SLE) with kidney involvement (lupus nephritis (LN)). ATA3219 has been optimized to offer a potential best-in-class profile, featuring off-the-shelf availability. It incorporates multiple clinically validated technologies including a modified CD3ζ signaling domain (1XX) that optimizes expansion and mitigates exhaustion, provides enrichment during manufacturing for a less differentiated phenotype for robust expansion and persistence and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells which contribute to persistence.

Data from preclinical studies for ATA3219 suggest enhanced functional persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells both in vitro and in vivo with a manufacturing process that focuses on T-cell stemness. Additional in vitro data demonstrate the CD19 antigen-specific functional activity of ATA3219 and CAR-mediated activity against B cells from SLE patients, leading to robust CD19-specific B-cell depletion compared to controls. This preclinical data was submitted as part of a late-breaking abstract which was accepted for poster presentation at the upcoming International Society for Cell & Gene Therapy meeting to be held May 29-June 1, 2024.

Based on academic data from a clinical study, an EBV T-cell platform has the potential to generate off-the-shelf, allogeneic CAR T immunotherapies with high response rates, durable responses and low risk of toxicity that can be rapidly delivered to patients.

Our EBV CD19 CAR T program incorporates multiple clinically validated technologies designed for a memory phenotype, robust expansion, and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells contributing to functional persistence. We continue to make progress on the ATA3219 manufacturing process for scale-up.

Data from an academic study (Curran et al ASH 2023) that used allogeneic EBV CAR T cells (CD28/CD3ζ co-stimulatory domain), demonstrated proof of principle for Atara’s allogeneic CAR T approach with overall survival up to 3 years in post-transplant B-cell malignancy patients. Atara’s ATA3219 builds upon this study with an improved process and construct that leverages multiple clinically validated technologies featuring a less differentiated phenotype and a novel 1XX costimulatory domain. We continue to make progress on the ATA3219 manufacturing process for scale-up.

In July 2023, we received a Safe to Proceed letter from the FDA in response to our IND submission for ATA3219 in r/r B-cell NHL. We initiated enrollment of a multi-center, Phase 1 open-label, dose escalation clinical trial for ATA3219 in NHL, including large B-cell lymphomas, follicular lymphoma, or mantle cell lymphoma, with initial clinical data anticipated in the fourth quarter of 2024.

In February 2024, we received a Safe to Proceed letter from the FDA in response to our IND submission for use of ATA3219 as a monotherapy for the treatment of SLE with LN and expect to initiate a Phase 1 study to evaluate the safety and preliminary efficacy of ATA3219 in the second half of 2024. Initial data is anticipated in the first half of 2025.

Additional Programs and Platform Expansion Activities

In addition to the prioritized programs described above, we have a number of preclinical programs.

Our CAR T immunotherapy pipeline includes ATA3431, an allogeneic, bispecific CAR directed against CD19 and CD20 for B-cell malignancies and autoimmune disease, leveraging our 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require gene TCR or HLA gene editing. ATA3431 is enriched for central memory CAR T cells and in December 2023, we presented preclinical data that demonstrated early evidence of antitumor activity, long-term persistence, and superior tumor growth inhibition compared to an autologous CD19/CD20 CAR T benchmark at the 65th American Society of Hematology Annual Meeting and Exposition 2023. We are progressing toward an IND submission and expect to file an IND submission for ATA3431 in 2025.

We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We also retain the rights to ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS). We have paused development on ATA188 while we explore strategic options for this asset. We have also discontinued some programs and will return the programs to our collaborators. For example, in February 2024, we notified MSK that we will return the ATA2271 and ATA3271 programs targeting mesothelin to MSK.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Some of these competitors or potential competitors have significantly greater established presences in the market, financial resources, varied technologies, scientific tools and technical expertise than we do. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop.

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

CAR T Program

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio and Johnson & Johnson and Legend Biotech’s Carykti™ (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

Terms of Certain License and Collaboration Agreements

Out-licensing

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 – “Liability Related to the Sale of Future Revenues” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statement and Supplementary Data of this report for further information related to the agreement with HCRx.

In October 2023, we entered into an A&R Commercialization Agreement, pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute Ebvallo to include the Additional Territory in addition to the Initial Territory, subject to our performance of certain obligations as described below.

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

As part of the Pierre Fabre Commercialization Agreement, we formed a joint steering committee (JSC) with Pierre Fabre that provides oversight, decision making and implementation guidance regarding the commercialization activities, the responsibilities of which has been expanded to cover the incremental scope of the A&R Commercialization Agreement.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6 – “Liability Related to the Sale of Future Revenues” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $100.0 million in potential regulatory milestones through BLA approval. Of the $100.0 million in potential regulatory milestones, we expect to receive $20.0 million in April 2024 based on the positive pre-BLA meeting, an additional $20.0 million in connection with BLA acceptance, and up to $60.0 million in potential regulatory milestones in connection with BLA approval. In addition, we will be eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Additional Territory until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights in such country, or the expiration of all regulatory exclusivity for such Product in such country.

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory. Upon the Manufacturing Transition Date and through the remainder of the term of the A&R Commercialization Agreement, Pierre Fabre will be responsible, at its cost, for the manufacture and supply of tab-cel in the Territory. Without transfer of the manufacturing technology, no other party can manufacture tab-cel.

We are also responsible for cell selection services in the Initial Territory at our cost for a certain period of time, unless the parties agree to transfer the related cell selection technology to Pierre Fabre prior to this date, and we are responsible for cell selection services at the sole expense of Pierre Fabre for a certain period of time in the Additional Territory. After this period of time, if we agree to continue to provide cell selection services in the Territory, it shall be at the sole expense of Pierre Fabre. Cell selection is the process of identifying the appropriate cell line from available inventory to be used for a patient. Without transfer of the cell selection technology, no other party can provide such services.

In-licensing

MSK Agreements

In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. We are required to make payments to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the latest of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, we will retain non-exclusive rights to the licensed products.

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

In February 2024, we notified MSK that we intend to terminate our licenses to the ATA2271 and ATA3271 programs targeting mesothelin.

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

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 19 patent families having a total of more than 230 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2024 and 2044, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks. Our global trademark portfolio consists of six different trademark families comprised of more than 70 registrations and pending applications.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced and tested to assess compliance with cGMP; to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and; if applicable, the FDA’s current good tissue practices (GTPs) for the use of human cellular and tissue products;
•
potential FDA inspection of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•
FDA review and approval, i.e., licensure of the product candidate that is the subject of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including applicable GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to unacceptable and significant risks to clinical trial subjects or non-compliance with FDA requirements. If the FDA imposes a clinical hold, trials may not begin, continue or recommence in the U.S. without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate the conduct of such trials in the U.S.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, the protocol and amendments, which describe the study design, for each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent document that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted, and in some cases are required by the FDA, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and to investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk in humans exposed to the drug, laboratory animal testing or in vitro testing that suggest a significant risk to human patients, or any clinically important increase in the rate of a serious expected adverse reaction over the rate listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the product candidate to which the research patients are being exposed poses an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Prior to and concurrently with clinical trials, companies usually complete additional studies on and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the FDCA, PHSA and FDA regulations emphasize the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (HCT/Ps), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA after its review, the FDA will issue a complete response letter that describes the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

The FDA may grant deferrals for submission of data or full or partial waivers for pediatric studies, including the study of all pediatric patients or subpopulations based on age on its own initiative or at the request of the applicant. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation. For example, Section 505B of the U.S. Food, Drug and Cosmetic Act, as amended by the FDA Reauthorization Act in 2020, requires that any original NDA or BLA submitted on or after August 18, 2020 for a new active ingredient contain reports on molecularly targeted pediatric cancer investigations unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. This requirement applies even if the adult cancer indication does not occur in the pediatric population and even if the drug is for an adult indication for which orphan designation has been granted. Therefore, the BLA of any product we develop that is determined to be substantially relevant to the growth or progression of a pediatric cancer, even if the drug has been designated as an orphan drug for an adult indication, must contain reports on molecularly targeted pediatric cancer investigations unless such investigations are waived or deferred.

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

Expedited Development and Review Programs in the U.S.

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address an unmet medical need for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a product that has received fast track designation, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted. A sponsor seeking a rolling submission must provide a schedule for the submission of each section of the BLA, and the FDA must agree to the rolling submission and that the schedule is acceptable. In addition, the sponsor must pay any required user fees upon submission of the first section of the BLA. Submission of sections of a BLA on a rolling basis does not guarantee that the FDA will begin their review of these sections upon receipt or even before the BLA submission is deemed to be complete. Therefore, a rolling BLA submission may not result in a faster timeline to marketing approval. Additionally, a rolling BLA submission has no bearing on whether or not a product candidate is ultimately approved.

Any product, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is intended for treatment of a serious condition and has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. The FDA intends to take action on applications under priority review within 6 months of the application filing date compared with 10 months from the filing date for standard review.

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

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, for example, a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act (BPCIA) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish that its molecule is highly similar to an approved innovator biologic, notwithstanding minor differences in clinically inactive components, and shows no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which can generally be shown through analytical studies, animal studies, and a clinical study or studies. Separately, a product that is biosimilar to the reference product is considered interchangeable if the product demonstrates that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the interchangeable biosimilar and the reference biological product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. If a product is shown to be biosimilar or interchangeable with an FDA-approved reference biologic, this can potentially reduce the cost and time required to obtain approval to market the biosimilar or interchangeable product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles and have slowed implementation of the BPCIA by the FDA.

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

These third party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In the U.S. there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drugs, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000 while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the merits of the constitutionality arguments. Additionally, the American Rescue Plan of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Most recently, the IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.It is unclear how the healthcare reform measures of the Biden administration and any future litigation will impact the Affordable Care Act and our business.

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
•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; including those that require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives. Some state laws require the protection of the privacy and security of health information in a manner that may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which was recently amended by the California Privacy Rights Act of 2020 (CPRA); and
•
similar healthcare and privacy laws and regulations in the European Economic Area (EEA), the UK and other jurisdictions, such as, the General Data Protection Regulation (EU) 2016/679, which impose obligations and restrictions on the collection and use of personal information relating to individuals located in the EEA and the UK (including health information).

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

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application (CTA), which is similar to an IND in the U.S., prior to the commencement of human clinical studies. In the EU, for example, in accordance with the requirements of the EU Clinical Trials Regulation 536/2014 (CTR), a CTA must be submitted to the centralized EU Portal, Clinical Trials Information System (CTIS) for review by each country in which the sponsor intends to conduct the clinical study. As part of the application process under the CTR, the sponsor proposes a reporting Member State, which coordinates the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. Ethics Committee (similar to an Investigational Review Board) review of the CTA is part of the process under the CTR. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that concerned Member State. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

Under the CTR, clinical trial sponsors were able to, but not obligated to, use the CTIS starting January 31, 2022. Beginning January 31, 2023, clinical trial sponsors were required to use the CTIS to submit a CTA for a new clinical trial in the EU or EEA, but clinical trials already approved under the previous law, the Clinical Trials Directive (CTD) can continue running under the CTD until January 31, 2025, at which time the sponsor must comply with the CTR and record information on these studies in the CTIS. National regulators in the EU Member States and EEA countries began to carry out their legal responsibilities in evaluating and overseeing clinical trials using the CTIS beginning January 31, 2022.

Under EU regulatory systems, a company may submit Marketing Authorization Applications (MAA) under national, centralized or decentralized, or mutual-recognition procedures. We expect to utilize the centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA, where it is evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the EC of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

Conditional marketing authorization in the EU is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. A different marketing authorization pathway is also available to sponsors, called “exceptional circumstances” under which the EC grants marketing authorization of a product for a specific condition or disease when comprehensive data cannot be obtained even after authorization (e.g., for rare conditions or diseases). Sponsors who obtain marketing authorization for a drug product under exceptional circumstances are subject to ongoing post-marketing obligations to continue confirmation of the benefits of the product. Continuation of a marketing authorization granted under the “exceptional circumstances” regulatory pathway is subject to annual re-assessments. The annual re-assessment will determine whether the marketing authorization should be maintained, changed, or suspended, based on a sponsor’s fulfillment of its post-marketing obligations and the risk/benefit profile of product.

As in the U.S., we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the MAA is submitted. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 11 years of orphan market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The PRIME initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits of PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA in order for the product to obtain a faster MAA.

In the EU, companies developing a new medicinal product must agree to a pediatric investigation plan (PIP) with the EMA and must conduct pediatric clinical trials in accordance with that PIP. The MAA for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, in which case studies in children are not required (for example, if the disease or condition occurs only in adults). or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products granted a marketing authorization on the basis of pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Outside the U.S., there are additional challenges in ensuring adequate coverage and payment for our products. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory approval for a product and may require us to conduct a clinical study that compares the cost effectiveness of our product candidates or products to other available therapies. The conduct of this type of clinical study could be expensive and result in delays to our or our commercialization partners’ commercialization efforts. Third party payors are challenging the prices charged for medical products and services, and many third party payors limit reimbursement for newly-approved health care products. Budgetary pressures in many EU countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country with price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom (UK) left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020 (the Transition Period) during which EU rules continued to apply. A UK-EU Trade and Cooperation Agreement (the Deal) that outlines the future trading relationship between the UK and the EU was agreed in December 2020 and approved by each EU member state and the UK.

Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, UK Legislation has retained existing EU law. However, new UK legislation is being drafted and the UK has not implemented new EU law, such as the CTR; therefore Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK and the EU. Great Britain (made up of England, Scotland and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures, as the EU legal framework continues to apply in Northern Ireland, under the Northern Ireland Protocol). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medical Healthcare products Regulatory Agency (MHRA) in the United Kingdom is sufficiently prepared to handle the increased volume of MAAs that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Deal provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis as it is in the EU, but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions currently designated as orphan conditions in Great Britain will no longer be designated as such and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in Great Britain.

Additional Regulation

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

In addition to FDB, we also work with Charles River Laboratories Inc. (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of March 31, 2024 or upon receipt of certain batches of our product and intermediates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated periodically to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of our own laboratory facilities and the manufacturing capabilities of our partners, including MSK and Q-Gen Cell Therapeutics, an affiliate of QIMR Berghofer, and contract manufacturing organizations (CMOs), including SAFC Carlsbad, Inc., FDB and CRL. This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

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

Human Capital Management

As of December 31, 2023, we had 225 employees, excluding those impacted by the reduction in force in November 2023, which was subsequently reduced by approximately 25% as a result of the January 2024 reduction in force. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

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

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “1A. Risk Factors” under Part I, Item 1A in this Annual Report on Form 10‑K.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and the UK and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the year ended December 31, 2023, we reported a net loss of $276.1 million.

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

To date, we have generated only limited revenues from commercialization. We have regulatory approval for one product, Ebvallo, in the EU and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EU and the UK) to Pierre Fabre under the A&R Commercialization Agreement and we have sold certain royalty and milestone interests for the Initial Territory, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the A&R Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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

We will require substantial additional financing on terms acceptable to us to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts.

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

We expect that existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

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

As of December 31, 2023, we had total cash, cash equivalents and short-term investments of $51.7 million. Our existing cash, cash equivalents and short-term investments as of December 31, 2023 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our product candidates on terms that are unfavorable to us.

We plan to seek required additional capital, and may do so through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests related to the Initial Territory under the amended and restated Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, the war in Ukraine, the war in the Middle East or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

If we fail to continue to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Bid Price Requirement”). If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement, or any other requirement in the future.

On January 8, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the Bid Price Requirement.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (Compliance Period Rule), we have been provided a period of 180 calendar days, or until July 8, 2024 (Compliance Date), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, Nasdaq will provide us written communication that we have regained compliance with the Bid Price Requirement.

If we do not regain compliance with the Bid Price Requirement by the Compliance date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to (i) transfer to the Nasdaq Capital Market, (ii) provide written notice of our intention to cure the deficiency during the additional 180 calendar day compliance period, by effecting a reverse stock split, if necessary, and (iii) and meet the continued listing requirement for market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, which requirements include, among other things, a minimum stockholders’ equity of at least $4 million. For the year ended December 31, 2023, we reported total stockholders’ deficit of $99.2 million, which is below the stockholders’ equity requirement under the applicable standards.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date and we are not eligible for an additional compliance period, or Nasdaq concludes that we will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide us written notification that our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel. However, there can be no assurance that such appeal would be successful. If the Nasdaq Hearing Panel does not result in Nasdaq granting us an extension of time to achieve compliance with the Minimum Bid Price Rule, our common stock will be delisted from Nasdaq.

If our common stock were to be delisted, the actual and potential liquidity of our common stock and our ability to raise future capital would be adversely affected and the market price of our common stock could decrease. If, for any reason, we are unable to obtain listing on another national securities exchange or take action to restore our compliance with Nasdaq’s continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•
the liquidity of our common stock;
•
the market price of our common stock;
•
our ability to obtain financing for the continuation of our operations;
•
the number of institutional and general investors that will consider investing in our securities;
•
the number of market makers in our common stock;
•
the availability of information concerning the trading prices and volume of our common stock; and

● the number of broker-dealers willing to execute trades in shares of our common stock

Our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction of our workforce by approximately 25%. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

There can be no assurance that we will achieve all of the anticipated benefits of the Fujifilm Transaction and we could face unanticipated challenges.

We may not realize some or all of the anticipated benefits from the Fujifilm Transaction and we may encounter post-closing risks, including associated with the provision of services to us by FDB pursuant to the Fujifilm MSA. We may experience increased difficulty and loss of institutional knowledge as a result of the transfer of ATOM Facility employees to FDB in connection with the Fujifilm Transaction, which could harm our business. Additionally, significant time and resources may be required from us, which could disrupt our business and distract management from other responsibilities, which may result in losses or continued financial involvement in the ATOM Facility, including through indemnification or other financial arrangements, which could adversely affect our financial results.

Risks Related to the Development of Our Product and Product Candidates

We have one approved product, Ebvallo, in the EU and the UK and are generally early in our development efforts and have only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed.

We have one approved product, Ebvallo, in the EU and the UK and are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of our product and product candidates, if approved, will depend heavily on the successful development, manufacture and our partners' eventual commercialization of our product and product candidates.

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

Our business could be adversely affected by health epidemics and pandemics, including the COVID-19 pandemic, which presented a substantial public health and economic challenge around the world and has affected, and continues to affect, our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. We continue to maintain essential in-person manufacturing and laboratory functions in order to advance key research, development and manufacturing priorities. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto. The effects of potential future state executive orders, local shelter-in-place orders, government-imposed quarantines, our work-from-home policies and other similar actions may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Further quarantines, shelter-in-place or similar restrictions and other actions taken by foreign, federal, state and local governments, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could be reinstated, related to COVID-19, other health epidemics and pandemics, or other infectious diseases, could impact our manufacturing capabilities and third party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, standard transportation channels were impacted and may again be impacted, and we and other manufacturing, testing, product disposition, CMOs and external testing laboratories are subject to enhanced risk assessment and mitigation measures. In addition, there were and may continue to be interruptions in the supply of leukapheresis collections, which supply raw materials used in our products.

Our clinical trials may also be affected by health epidemics and pandemics and have been affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment experienced delays as a result of the COVID-19 pandemic, including due to the prioritization of hospital resources toward COVID-19 and away from clinical trials and as a result of changing practice patterns that impact the diseases our trials address. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or if patients are forced to quarantine due to a health epidemic or pandemic. For example, while most clinical trial sites for our studies, including our Phase 3 clinical trial of tab-cel in patients with EBV+ PTLD, remained open to enrollment for patients, some sites limited the screening and enrollment of new patients due to governmental orders related to COVID-19, or fear of infection of COVID-19, limited, and may limit in the future, patients’ abilities to access clinical sites. Pandemic-related travel restrictions may also interrupt key clinical trial activities, such as clinical trial site data monitoring and the collection, processing and analyses of efficacy, safety and translational data. For example, at the outset of the COVID-19 pandemic, we observed a temporary slow-down in stem cell and solid organ transplant volumes, which may have decreased the eligible patient population for the tab-cel Phase 3 study. In April 2020, we initiated a temporary pause in the screening and enrollment of patients in our EMBOLD study of ATA188 in patients with PMS. Although we were able to resume the screening and enrollment of patients in our EMBOLD study and enrolled the first patient in the study in June 2020, the COVID-19 pandemic required us to pause screening and enrollment of patients in our clinical studies. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics and pandemics, may be adversely impacted.

In addition, to the extent the COVID-19 pandemic adversely affected our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

Our future success is dependent on the regulatory approval of our product candidates.

We only have one product, Ebvallo, that has gained regulatory approval, an approval in the EU and the UK. Currently, our prioritized clinical-stage product candidates include tab-cel (tabelecleucel) in the U.S. and ATA3219 Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The EC and the MHRA has approved the MAA for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which EC and MHRA grant marketing authorization when “comprehensive data cannot be obtained even after authorization.” Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the EC determines that the risk/benefit profile of Ebvallo is not acceptable, the EC may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical aspects and CMC for a potential BLA submission for tab-cel. We recently held a pre-BLA meeting with the FDA that supports our plan to submit the tab-cel BLA in the second quarter of 2024. The FDA may not ultimately accept or approve a BLA submission with the current clinical dataset. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA submission for tab-cel, which would result in considerable delay to a BLA submission or could lead us not to pursue a BLA submission. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA submission, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspection activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published draft guidance outlining its policies regarding remote regulatory assessments. On May 11, 2023, the COVID-19 Public Health Emergency (PHE) declared under the Public Health Services (PHS) Act expired. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities or clinical trial sites involved with our clinical studies.

If we do obtain approval for a product candidate marketing application, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue, clinical hold or other adverse finding occurs in one or more of our clinical trials, such event could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate is approved by the FDA and comparable foreign regulatory authorities, the approval might contain significant limitations related to use for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (INDs) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. For example, assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary in connection with the review of such a BLA submission by the FDA.

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

As an example, we activated additional clinical sites for the ALLELE study of tab-cel over the course of 2018 and increased HLA coverage during this period. As a result, enrollment in our studies was limited in the early part of 2018 and increased through the course of the year as we increased clinical sites and HLA coverage. However, in May 2019, we announced that enrollment in our Phase 3 studies of tab-cel for patients with EBV+ PTLD was proceeding slower than anticipated. Many of our product candidates are designed to treat rare diseases, and as a result, the pool of potential patients with respect to a given disease is small. We may not be able to initiate or continue to support clinical studies of tab-cel or any other product candidates if we are unable to locate and enroll a sufficient number of eligible participants in these studies as required by the FDA or other regulatory authorities. We experienced some transient delays in clinical trial site initiation and patient enrollment in certain of our clinical trials, including our ALLELE study, as a result of the COVID-19 pandemic. Even if we are able to enroll a sufficient number of patients in our clinical studies, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our studies may be delayed or our studies could become too expensive to complete.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a 2021 11th Circuit decision, Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in which the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that that the orphan-drug exclusivity for the drug developed by Catalyst Pharmaceuticals, Inc. (Catalyst) blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospect.

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

In April 2023, the EC published proposals to revise the existing European legislation on medicinal products (EU Pharma Law Review). The revisions consist of two proposals, a new directive and a new regulation (EU Pharma Law Proposal) that would amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for pediatric use. The EU pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the Commission, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (OME) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME and replace the current system of separate OME periods for each new indication with a system with a single OME period for each active substance.

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

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product and product candidates for various studies, clinical studies and commercial launch readiness. To the extent we elect to transfer manufacturing within our network of third party CMOs, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that comparable drug product was manufactured could delay the development of our product candidates or availability of additional commercial product supplies.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we were informed by a CMO of mold contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility and we worked with the CMO to investigate and remediate such contamination issue while production continued in other manufacturing suites. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contaminations could result in delays in the manufacture of products which could result in delays in the development of our product candidates. These contaminations could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

The research and development and process and analytical development labs within ARC and our facility in Aurora, Colorado, currently support our preclinical and mid/late development activities. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing for product candidates at our CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would limit our development activities and our opportunities for growth.

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

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expires on March 31, 2024. While we are in active negotiations with CRL for a new commercial manufacturing agreement, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under the CRL MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. We also have non-cancellable minimum purchase commitments for products and services in certain of our agreements with our CMOs, if we do not fulfill such minimum purchase commitments, we will need to pay such CMOs the difference between the applicable minimum purchase commitment and our actual purchases of products and services for a given period. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We have entered into the A&R Commercialization Agreement for tab-cel (Ebvallo in the EU and the UK) worldwide for EBV-positive cancers and are in the process of negotiating amendments to certain ancillary agreements as contemplated by the A&R Commercialization Agreement to further advance our partnership with Pierre Fabre. The closing of the A&R Commercialization Agreement occurred in December 2023. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel. The timing and amount of any milestone and royalty payments we may receive under the A&R Commercialization Agreement, as well as the commercial success of tab-cel, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of tab-cel by Pierre Fabre.

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
•
the availability of coverage and adequate reimbursement from, and our commercialization partners’ ability to negotiate pricing with, third-party payors and government authorities;
•
relative convenience and ease of administration;
•
the ability to achieve a pricing and reimbursement recommendation or commercial agreement with national payors; and
•
the effectiveness of our commercialization partners’ sales and marketing efforts.

Even if we or our partners are able to commercialize our product and product candidates, the products may not receive coverage and adequate reimbursement from third party payors in the U.S. and in other countries in which our partners seek to commercialize our products, which could harm our business.

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

There have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. Further, the IRA, signed into law in August 2022, extended the provision of enhanced subsidies for individuals purchasing health coverage through the ACA marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan Act are now extended through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It is unclear how future litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS has also taken steps to implement the IRA, including: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program; and on December 14, 2023, releasing a list of 48 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

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

There are currently no FDA-approved products for the treatment of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware some marketed products and therapies are used per global physician treatment guidelines in the US and the EU in the treatment of EBV+ PTLD by some healthcare professionals and institutions, such as rituximab and combination chemotherapy regimens. In addition, a number of companies and academic institutions are developing product candidates for EBV+ PTLD and other EBV-driven diseases, for example, Viracta Therapeutics, Inc., which is conducting a pivotal, Phase 2 clinical study for nanatinostat (formerly named tractinostat, or VRx-3996) in combination with antiviral drug valganciclovir in relapsed/refractory EBV+ lymphomas.

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah® (tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s CarvyktiTM (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

In December 2022, we entered into a purchase and sale agreement (the HCRx Agreement) with HCR Molag Fund, L.P. (HCRx). Under the terms of the HCRx Agreement, we received $31.0 million in cash in consideration for our right to receive a portion of future royalty payments and certain milestones for Ebvallo in the Initial Territory due to us from Pierre Fabre under the A&R Commercialization Agreement. The HCRx Agreement contains certain customary terms and conditions, including representations and warranties, covenants, and indemnification obligations in favor of each party. Among these terms, there are certain covenants regarding our compliance with the A&R Commercialization Agreement. In the event of actual or alleged breaches of the A&R Commercialization Agreement or the HCRx Agreement, we could be subject to claims for damages from HCRx and could be subject to costly litigation.

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

As of December 31, 2023, we had 225 employees, excluding those impacted by the reduction in force announced in November 2023. In January 2024, we announced another reduction of our workforce by approximately 25%. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2022 through December 31, 2023, the reported sale price of our common stock has fluctuated between $0.20 and $16.93 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We recently qualified as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2023, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.

If we choose to rely on any of these reporting and disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to many other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure or have an independent review and attestation of our internal control over financial reporting, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we announced an additional reduction of our workforce by approximately 25%, including a member of management. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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
•
provisions enacted under the federal HIPAA impose criminal and civil liability for knowingly and willfully executing or attempting to execute, a scheme or artifice to defraud any healthcare benefit program and also impose criminal liability for, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;
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

For example, the EU General Data Protection Regulation (EU) 2016/679 (EU GDPR) imposes strict requirements on in-scope organizations regarding the processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable) of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer and other processing of personal information and has direct effect in all EU Member States and extraterritorial effect where organizations outside of the European Economic Area (EEA) process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals or the monitoring of their behavior. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act as the UK GDPR (together, the UK GDPR and the EU GDPR, the GDPR). Under the UK GDPR, companies established in the UK and companies not established in the UK but who process personal information of individuals in the UK in relation to the offering of goods or services to those individuals, or to the monitoring of their behavior will be subject to the UK GDPR. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK, we are processing personal information in the context of an establishment in an EU Member State or the UK or we are processing personal information in relation to the offering of goods or services to individuals in the EEA or the UK or monitoring their behavior.

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of personal information); (iii) limitations on retention and the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to: (x) supervisory authorities without undue delay (and no later than 72 hours where feasible) after becoming aware of the breach, unless the breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and/or (y) concerned individuals where the breach is likely to result in a high risk to their rights and freedoms; (vi) requirements to process personal information lawfully including specific requirements for obtaining valid consent from data subjects where consent is the lawful basis for processing; (vii) obligations to consider data protection as any new products or services are developed and designed; and (viii) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects(such as clinical trial subjects and investigators) regarding processing. The GDPR also provides that EU Member States and the UK (as applicable) may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal information subject to the GDPR, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

In addition, the EU GDPR also prohibits the transfer of personal information from the EEA to countries that the European Commission does not recognize as having an “adequate” level of data protection unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. One of the primary safeguards allowing U.S. companies to import personal information from the EU and Switzerland had historically been certification to the EU-U.S. Privacy Shield framework, which is administered by the U.S. Department of Commerce, and Swiss-U.S. Privacy Shield framework respectively. However, the EU-U.S. Privacy Shield framework was invalidated as a mechanism to legitimize international transfers in July 2020 in the “Schrems II” decision handed down by the Court of Justice of the EU and imposed further restrictions on the use of standard contractual clauses (SCCs). The Schrems II decision also led to a requirement for companies to carry out a transfer impact assessment (TIA) which, among other things, assess laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU. Similarly, the Swiss-U.S. Privacy Shield framework was declared as inadequate by the Swiss Federal Data Protection and Information Commissioner in light of the Schrems II decision.

On October 7, 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF), and on July 10, 2023, the EC adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal information for companies that self-certify to the DPF. Entities relying on EU SCCs for transfer to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress. However, any transfers by us or our vendors of personal information subject to the EU GDPR may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

Complying with the GDPR involves rigorous and time-intensive processes that may cause us to incur certain operational costs and/or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures. There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of personal information, potentially resulting in us facing harms similar to those described above.

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, potential significant fines for non-compliance of up to the greater of €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of consolidated annual global turnover and restrictions or prohibitions on data processing. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

The UK GDPR also imposes similar restrictions on transfers of personal information from the UK to jurisdictions that the UK Government does not consider “adequate”, including the U.S. It should also be noted that the UK Government has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State of Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (“UK Adequacy Regulations”). Personal information may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. HIPAA imposes requirements to protect the privacy and security of protected health information (“PHI”) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. HHS’ Office for Civil Rights (“OCR”), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the “Privacy Rule”). HHS has also adopted data security regulations (the “Security Rule”) that require Covered Entities (including health care providers) and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices).

Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. For example, the CCPA, which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the CPRA amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws being enacted at the state level. For instance, additional states have enacted laws related to consumer privacy, such as Colorado, Connecticut, Utah, and Virginia. While these new laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. While these laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State passed the “My Health My Data Act” with respect to “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health” and which will go into effect in 2024 with additional privacy rights and compliance obligations.

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC recently published an advance notice of proposed rulemaking on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The FTC’s rulemaking may create change throughout the economy and broader data ecosystem. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information.

Additionally, the OCR has issued a Notice of Proposed Rulemaking, which propose a number of changes to the HIPAA Privacy Rule, with updates to the HIPAA Privacy Rule expected in 2024.

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

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. For example, in November 2023, we experienced a cybersecurity incident which resulted in unauthorized access of certain systems within our IT environment and a third party obtaining certain of our documents. Such unauthorized access was detected and contained within several hours and it was determined the third party did not access any of our material confidential information. Following such incident, we’ve taken additional measures to strengthen our IT environment.

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

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if such a state law affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the CCPA allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our products, decrease demand for our products, reduce our revenues and/or subject us to additional liabilities.

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

As of December 31, 2023, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. States vary in conformity to all or portions of the Tax Act. The Tax Act did not have a material impact to our financial statements.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We performed a Section 382 analysis of transactions in our stock through December 31, 2023 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated before January 1, 2018 may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing tax attributes to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes designed to assess, identify, and manage material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes.

We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We monitor our environments to identify cybersecurity threats, as well as assess our environments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following our monitoring, we adjust, implement and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Officer, who reports to our Chief Financial Officer, to manage any identified risks and mitigation process. As part of our overall cyber security framework, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our information technology (IT) department and management. Personnel at all levels and departments are made aware of our cybersecurity policies through ongoing training.

We engage third-party vendors in connection with our cybersecurity risk monitoring and processes. These service providers assist in our design and implementation of our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We also maintain insurance coverage that is intended to address certain aspects of cybersecurity risks.

Notwithstanding any of these measures, our systems and networks remain potentially vulnerable to known or unknown cybersecurity attacks and other threats, any of which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. We have experienced, and will continue to experience, cyber incidents in the normal course of our business. As of the date of this report, we have not identified any risks from cybersecurity threats, including those from any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us will not occur in the future. For additional information on the risks we face from cybersecurity threats, please see the risk factor titled, "If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our services, compromise sensitive information related to our business, harm our reputation, trigger our breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business." in Item 1A. "Risk Factors."

Governance

The Audit Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity. The Audit Committee receives status updates on at least a semi-annual basis from our Chief Information Officer on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our security program, and our views of the emerging threat landscape. The Chair of the Audit Committee regularly reports to the Board on cybersecurity risks and other matters reviewed by the Audit Committee. In addition, all Board members have access to the materials for each Audit Committee meeting.

Our Chief Information Officer is responsible for the oversight of our cybersecurity risks. We have implemented a security incident response plan and use this incident response framework as part of the process we employ to keep the Audit Committee and our executive management informed about cybersecurity risks and to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The plan is a set of procedures and tasks that our incident response team, under the direction of the Chief Information Officer, executes with the goal of ensuring timely identification and appropriate resolution of cybersecurity incidents. In addition, we validate compliance with our internal data security controls through the use of security monitoring tools.

Our Chief Information Officer has over 25 years of IT experience and has a thorough understanding of enterprise level cyber security framework. Our Chief Information Officer has also participated in cybersecurity reviews and implementations including various tools and platforms for over 10 years and drives strategic cyber security implementations based on industry best practices that helps us strengthen our security posture on a continuous basis.

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

In November 2023, we entered into an amended lease agreement for our office and lab space in Aurora, Colorado, to extend the term of our lease agreement through April 2025.

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

We use our leased spaces in Thousand Oaks, California and Aurora, Colorado for our translational and preclinical sciences, analytical development and process science functions. These facilities support our product pipeline and process development and leverage our allogeneic cell therapy platform to drive innovation. We believe our existing facilities are in good operating condition and suitable for the conduct of our business.

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

On March 20, 2024, there were 4 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Item 6. [Reserved]

Not Applicable.

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

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Union (EU) by the European Commission (EC) and for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA). We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). We are applying this one platform, that does not require TCR or human leukocyte antigen (HLA) gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU and the UK under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in Phase 1 development is being developed as a potential best-in-class product intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

In addition to the aforementioned strategic priorities, we also have a number of preclinical programs, including ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have paused development on ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS), while we explore strategic options for this asset.

Our T-cell immunotherapy platform is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We select the appropriate set of cells for use based on a patient’s unique immune profile. We estimate that only four and six unique ATA3219 lots will be needed to cover approximately 90% of U.S. NHL and lupus patients, respectively. One of our contract manufacturing organizations (CMOs) has completed commercial production qualification activities for tab-cel and another of our CMOs is currently in the process of completing commercial production qualification activities for tab-cel while we manufacture inventory according to Pierre Fabre’s commercial product supply strategy.

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory) following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR

Molag Fund L.P. (HCRx,) a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. We will also be entitled to receive an aggregate of up to $620.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $100.0 million in potential regulatory milestones through approval by the United States Food and Drug Administration (FDA) of a biologics license application (BLA) for tab-cel. Of the $100.0 million in potential regulatory milestones, we expect to receive $20.0 million in April 2024 based on the positive pre-BLA meeting, an additional $20.0 million in connection with BLA acceptance, and up to $60.0 million in potential regulatory milestones in connection with BLA approval. We are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

During the applicable period specified in the A&R Commercialization Agreement, we will be responsible, at Pierre Fabre’s cost, to continue conducting the ongoing Phase 3 ALLELE clinical study and the Phase 2 multi-cohort clinical study. We will also be responsible, at Pierre Fabre’s cost, for certain other activities directed to obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease pursuant to the terms of the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Territory, including conducting any other clinical study required.

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA.

We have also entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK) and the Council of the Queensland Institute of Medical Research (QIMR Berghofer) pursuant to which we acquired rights to novel and proprietary technologies and programs.

Our research facilities in Thousand Oaks, California (ARC) and Aurora, Colorado contain our translational and preclinical sciences, analytical development and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

In January 2022, we entered into an asset purchase agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) and, for certain limited purposes, FUJIFILM Holdings America Corporation, to sell all of the Company’s right, title and interest in and to certain assets related to the Atara T-Cell Operations and Manufacturing facility (ATOM Facility) located in Thousand Oaks, California for $100 million in cash, subject to potential post-closing adjustments pursuant to the asset purchase agreement (the Fujifilm Transaction). The closing of the Fujifilm Transaction occurred on April 4, 2022. We also entered into a Master Services and Supply Agreement with FDB (Fujifilm MSA) that became effective upon the closing and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB.

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of March 31, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the severance costs represent cash expenditures.

In January 2024, we announced another reduction in force of approximately 25% of total workforce. We expect to recognize approximately $4.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2024. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from February 2024 through January 2025. The majority of the associated costs represent cash expenditures.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net losses were $276.1 million and $228.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2023, our cash, cash equivalents and short-term investments totaled $51.7 million, which we intend to use to fund our operations.

Revenues

We have only just begun to generate commercialization revenues under the A&R Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees, milestone payments and amounts recognized from the sale of zero-cost inventories for which all performance obligations are complete, and is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory under the A&R Commercialization Agreement until the applicable royalty cap under the HCRx Agreement is met, if at all, or until regulatory approval is achieved in the US or for another market within the Additional Territory. Our license and collaboration revenue recognized to date is primarily derived from agreements with Bayer AG, which terminated as of July 31, 2022.

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, will fluctuate from period to period as a result of the timing and number of inventory purchases by Pierre Fabre, potential milestone achievement, any potential regulatory approvals and the timing of manufacturing and cell selection technology transfer to Pierre Fabre.

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. All Ebvallo sold to Pierre Fabre to date had been produced prior to receiving regulatory approval of Ebvallo. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our consolidated statement of operations and comprehensive income (loss). Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

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

In addition, we believe it is important to invest in the development of new product candidates to continue to build the value of our product candidate pipeline and our business. We plan to continue to advance our most promising early product candidates into preclinical development with the objective of advancing these early-stage programs to human clinical studies over the next several years.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance and other general and administrative employees, including stock-based compensation; professional services costs, including legal, patent, human resources, audit and accounting services; other outside services and consulting costs; and information technology and overhead expenses.

Gain on sale of ATOM Facility

The gain on sale of the ATOM Facility consists of the consideration received from FDB, less transaction costs and the carrying value of assets sold.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest expense recorded in connection with the HCRx Agreement.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in U.S. states and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2023 and 2022.

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

Revenue associated with nonrefundable upfront license fees where the license fees and other promises cannot be accounted for as separate performance obligations is deferred and recognized as revenue over the expected period of performance using an appropriate recognition method based on the nature of the performance obligations. We utilize judgment to assess the pattern of delivery of the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. A significant change in the assumptions and estimates, such as forecasted costs or the extent and timing of patient demand, and expected dates of technology transfer, could have a material impact on the timing and amount of revenue recognized in future periods or adjustments to cumulative revenue recognized in the period of change.

At the inception of each agreement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is allocated to each performance obligation in the agreement based on relative SSP. We typically determine SSPs using a cost plus margin approach model. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are typically not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we expect will be recognized after the next 12 months. This estimate is based on forecasted patient demand, our current operating plan, and expected dates of technology transfer, and if these items should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

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

Costs for preclinical studies, clinical studies and product candidate manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from, and discussions with, applicable personnel and outside service providers as to the progress or state of completion of studies, or the goods and services delivered. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid asset and recognized as expense as the services are provided.

For the years ended December 31, 2023 and 2022, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

Stock-based Compensation

We have stock-based compensation programs, which include an employee incentive plan, an inducement plan and an employee stock purchase plan. See Note 2 – “Summary of Significant Accounting Policies” and Note 11 – “Stockholders' Equity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs. We account for stock-based compensation expense, including the expense for grants of restricted stock units (RSUs) and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is measured at the market price of our common stock on the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

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
•
Expected volatility – In 2021 and 2022, volatility was estimated using an average of our historical volatility and comparable public companies’ volatility for similar terms. Beginning in 2023, volatility is based solely on our stock price historical volatility.
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

Accounting for Income Taxes

See Note 12 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2023.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in evaluating our tax positions, including those that may be uncertain. We are also required to exercise judgment with respect to the realization of our net deferred tax assets. We evaluate all positive and negative evidence and exercise judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of approximately $475.0 million as of December 31, 2023 related primarily to net operating loss carryforwards, capitalized research expenses, tax credit carryforwards and stock-based compensation.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

Revenue consisted of the following in the periods presented:

	Year ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Commercialization revenue	$7,886	$—	$7,886
License and collaboration revenues	687	63,573	(62,886)
Total revenue	$8,573	$63,573	$(55,000)

Commercialization revenues were $7.9 million in 2023 as compared to none in 2022. The increase in 2023 was due to the EC marketing authorization for commercial sale and use of Ebvallo in the EU was transferred to Pierre Fabre in February 2023 and no commercialization revenue could be recognized prior to this occurring.

License and collaboration revenues were $0.7 million in 2023 as compared to $63.6 million in 2022. The decrease in 2023 was primarily due to Bayer having notified us in May 2022 of its decision to terminate the Bayer Agreements, which resulted in the recognition of the remaining deferred revenue related to the Bayer Agreements in the second quarter of 2022. The only license and collaboration revenue recognized subsequent to the termination of the agreements with Bayer in the third quarter of 2022 has been related to certain early access program cost reimbursements per the A&R Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Year ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Cost of commercialization revenue	$8,886	$—	$8,886

Costs of commercialization revenues were $8.9 million in 2023 compared to none in 2022. The increase primarily related to adjustments to reflect current period work-in-process inventory at net realizable value, idle capacity period manufacturing costs and in-license sales-related milestone expense. Prior to receiving EC regulatory approval for Ebvallo in the EU in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory. All commercialization revenue recognized to date relates to zero cost inventories and all Ebvallo sold to Pierre Fabre in the year ended December 31, 2023 were zero cost inventories.

Research and development expenses

Research and development expenses consisted of the following costs, by program, in the periods presented:

	Year ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Program-specific expenses
Tab-cel® expenses	$22,088	$40,597	$(18,509)
ATA188 expenses	21,308	26,776	(5,468)
CAR T and other program expenses	9,523	10,728	(1,205)
Non program-specific expenses
Employee and overhead expenses	159,437	186,339	(26,902)
Other non program-specific expenses	12,429	8,093	4,336
Total research and development expenses	$224,785	$272,533	$(47,748)

Tab-cel expenses were $22.1 million in 2023 as compared to $40.6 million in 2022. The decrease in 2023 was primarily due to the capitalization of tab-cel manufacturing costs to inventory following EC regulatory approval in December 2022 and a decrease in European tab-cel regulatory filing and approval activities.

ATA188 expenses were $21.3 million in 2023 as compared to $26.8 million in 2022. The decrease in 2023 is primarily due to lower product development and manufacturing activities as a result of us pausing such activities while we awaited the results of the Phase 2 EMBOLD clinical trial primary analysis data. Following the announcement in November 2023 that the study did not meet its primary endpoint and the subsequent pause in the development of ATA188, we expect ATA188 expenses to be lower in future periods.

CAR T and other program expenses were $9.5 million in 2023 as compared to $10.7 million in 2022. The decrease in 2023 was primarily driven by higher manufacturing, development and outside services spend in 2022 leading up to the submission of the ATA3219 IND in mid-2023, partially offset by costs related to ATA3219 clinical trial start-up activities in the second half of 2023.

Non program specific expenses were $171.9 million in 2023 as compared to $194.4 million in 2022. The decrease in 2023 was primarily due to lower payroll and related costs, driven by the sale of the ATOM facility and August 2022 reduction in force, partially offset by increased costs associated with cross-program materials and outside services. In 2023 as compared to 2022, payroll and related costs decreased by $26.1 million; outside service costs decreased by $2.3 million; facility-related costs increased by $1.6 million; and other non-program specific costs increased by $4.3 million.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,
	2023	2022	(Decrease) Increase
	(in thousands)
General and administrative expenses	$50,908	$71,553	$(20,645)

General and administrative expenses were $50.9 million in 2023 as compared to $71.6 million in 2022. The decrease in 2023 was primarily driven by lower payroll and related costs as a result of the August 2022 reduction in force and lower outside service costs related to a reduction in US tab-cel commercial activities.

Other income (expense), net

	Year ended December 31,
	2023	2022	Increase (Decrease)
	(in thousands)
Interest income	$5,426	$3,059	$2,367
Interest expense	(5,285)	(373)	(4,912)
Other income (expense), net	(246)	(700)	454
Gain on sale of ATOM Facility	—	50,237	(50,237)
Total other income (expense), net	$(105)	$52,223	$(52,328)

Interest income was $5.4 million in 2023, as compared to $3.1 million in 2022. The increase in 2023 was primarily driven by higher investment yields, partially offset by lower balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $5.3 million in 2023 as compared to $0.4 million in 2022. The higher interest expense in 2023 was due to interest expense recognized on the liability related to the sale of future revenues following us entering into the HCRx Agreement in December 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Bayer License Agreement and the A&R Commercialization Agreement and the sale of our ATOM Facility.

In the past three years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (2021 ATM Facility) and in November 2023 (2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (the 2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the year ended December 31, 2023, we sold an aggregate of 3,038,432 shares of common stock under our ATM facilities, at an average price of $0.83 per share, for gross proceeds of $2.5 million and net proceeds of $2.2 million, after deducting commissions and other offering expenses payable by us. Approximately $0.1 million of the $2.2 million net proceeds were received on January 2, 2024.

As of December 31, 2023, we had $98.2 million of common stock remaining and available to be sold under the 2023 ATM Facility.

From January 1, 2024 through March 15, 2024, we sold an additional 12,321,365 shares of common stock under the 2023 ATM Facility, at an average price of $0.77 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us. As of March 15, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the agreement.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues from the A&R Commercialization Agreement, following the December 2022 EU regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We do not maintain any meaningful milestone or royalty payments from Pierre Fabre relative to the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding and other collaborations, strategic alliances and partnering arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2023 ATM Facility, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies or grant licenses or other rights on terms that are not favorable to us.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$25,841	$92,942
Short-term investments	25,884	149,877
Total cash, cash equivalents and short-term investments	$51,725	$242,819

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

In May 2019, we entered into a lease agreement for approximately 8,800 square feet of office and lab space in Aurora, Colorado. In February 2021, we further amended this lease to add an additional 2,861 square feet of lab space. In November 2023, we entered into an amended lease agreement for our office and lab space in Aurora, Colorado, to extend the term of our lease agreement through April 2025. The contractual obligations during the lease term are not material.

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(192,977)	$(270,430)
Investing activities	123,866	202,956
Financing activities	2,010	53,084
Net decrease in cash, cash equivalents and restricted cash	$(67,101)	$(14,390)

Operating activities

Net cash used in operating activities was $193.0 million in 2023 as compared to $270.4 million in 2022. The decrease of $77.4 million was primarily due to the $40.0 million received from Pierre Fabre in 2023 for development milestones met in December 2022, with no similar cash flows received in 2022.The remaining decrease was due to lower cash operating expenses in 2023 as compared to 2022, primarily due to lower compensation-related costs resulting from lower headcount driven by the sale of the ATOM facility in April 2022 and the August 2022 reduction in force, partially offset by an increase in net working capital from the capitalization of costs into inventory following the December 2022 EC regulatory approval of Ebvallo.

Investing activities

Net cash provided by investing activities in 2023 consisted of $208.7 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities and $1.2 million in purchases of property and equipment.

Net cash provided by investing activities in 2022 consisted primarily of $293.0 million received from maturities and sales of available-for-sale securities, partially offset by $180.6 million used to purchase available-for-sale securities and $4.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in 2023 consisted primarily of $2.1 million of net proceeds from ATM facilities and $0.9 million of net proceeds from employee stock award transactions.

Net cash provided by financing activities in 2022 consisted primarily of $21.9 million of net proceeds from ATM facilities, $30.6 million of net proceeds from the sale of future royalties and $1.9 million of net proceeds from employee stock award transactions.

Operating Capital Requirements and Plan of Operations

We expect that existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the receipt of future payments that are dependent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations in the long-term.

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

Our existing cash, cash equivalents and short-term investments as of December 31, 2023 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

In order to complete the process of obtaining regulatory approval for any of our product candidates that have not received approval, we will require substantial additional funding. We expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates.

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

•
our success in establishing and maintaining manufacturing relationships with CMOs;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had total cash, cash equivalents and short-term investments of $51.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change in the fair market value of our portfolio.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company" or “Atara”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Commercialization Revenue and Deferred Revenue – Accounting for Out- License Agreement – Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

The Company has entered into certain out-license agreements with Pierre Fabre.

During 2021, the Company entered into a Commercialization Agreement with Pierre Fabre Medicament (“Pierre Fabre”). Under the terms of the agreement, the Company granted Pierre Fabre a license to commercialize and distribute Ebvallo in an initial territory and became responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services.

In 2022, the Company entered into an Amendment Agreement to the Pierre Fabre Commercialization Agreement (the “PF Amendment No. 1”). Under the terms of the PF Amendment No. 1, Atara became entitled to an additional milestone payment in exchange for, among other things, a reduction in: (i) royalties Atara is eligible to receive, and (ii) the price mark up on supply purchased by Pierre Fabre. Additionally, Atara also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

In 2023, the Company entered into an amended and restatement Pierre Fabre Commercialization Agreement (the “A&R Commercialization Agreement”). Under the terms of the A&R Commercialization Agreement, the Company granted Pierre Fabre an expanded license to commercialize and distribute Ebvallo in all other countries in the world and remains responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services until transfer of responsibility to Pierre Fabre.

The Company recognizes revenue on the commercialization agreements with Pierre Fabre as they satisfy their performance obligations and when a customer obtains control of the promised goods or services. The revenue related to the commercialization agreements with Pierre Fabre is recognized within commercialization revenue within the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023, the Company recognized $7.89 million of commercialization revenue and deferred revenue amounted to $115.4 million, of which $77.8 million is included in current liabilities and $37.6 million is included in long-term liabilities.

We identified accounting for the commercialization agreements, the revenue recognized, and the estimated deferred revenue to be recognized as revenue as a critical audit matter. Given the judgments necessary to determine the accounting literature to apply to a commercialization agreement, the method to estimate and measure the progress toward the completion of the performance obligations and the estimated contractual term over which the performance obligations would be completed, auditing such judgments and estimates required extensive audit effort due to the complexity of the commercialization agreements and the high degree of auditor judgment applied when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to determining the accounting literature to apply to the agreements, assessing management's method for measuring progress and evaluating management’s estimation of the contract term over which the performance obligations will be completed included the following, among others:

•
We tested the operating effectiveness of controls over commercialization revenue, including those related to the evaluation of contract modifications, identification of performance obligations and the determination of the timing and amount of revenue recognized.
•
We reviewed and obtained an understanding of the Company’s revenue generating agreements and related transactions during and at the end of the year via review of internal and external presentations, news and publications, and discussions with management.
•
We evaluated the Company’s conclusions related to the accounting for contract modifications.
•
We evaluated management’s determination that the agreements are within the scope of ASC 606 - Revenue from Contracts with Customers.
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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 28, 2024

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,841	$92,942
Short-term investments	25,884	149,877
Restricted cash	146	146
Accounts receivable	34,108	40,221
Inventories	9,706	1,586
Other current assets	6,184	10,308
Total current assets	101,869	295,080
Property and equipment, net	3,856	6,300
Operating lease assets	54,935	68,022
Other assets	4,844	7,018
Total assets	$165,504	$376,420

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,684	$6,871
Accrued compensation	11,519	17,659
Accrued research and development expenses	17,364	24,992
Deferred revenue	77,833	8,000
Other current liabilities	31,826	21,394
Total current liabilities	142,226	78,916
Deferred revenue – long-term	37,562	77,000
Operating lease liabilities – long-term	45,693	58,064
Liability related to the sale of future revenues – long-term	34,623	30,236
Other long-term liabilities	4,631	5,564
Total liabilities	264,735	249,780

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2023 and 2022, respectively; 106,447 and 95,927 shares issued and outstanding as of December 31, 2023 and 2022, respectively	11	10
Additional paid-in capital	1,870,112	1,821,721
Accumulated other comprehensive (loss) income	(204)	(2,067)
Accumulated deficit	(1,969,150)	(1,693,024)
Total stockholders’ equity (deficit)	(99,231)	126,640
Total liabilities and stockholders’ equity (deficit)	$165,504	$376,420

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Commercialization revenue	$7,886	$—
License and collaboration revenue	687	63,573
Total revenue	8,573	63,573
Costs and operating expenses:
Cost of commercialization revenue	8,886	—
Research and development expenses	224,785	272,533
General and administrative expenses	50,908	71,553
Total costs and operating expenses	284,579	344,086
Loss from operations	(276,006)	(280,513)
Other income (expense), net:
Interest income	5,426	3,059
Interest expense	(5,285)	(373)
Gain on sale of ATOM Facility (See Note 7)	—	50,237
Other income (expense), net:	(246)	(700)
Total other income (expense), net	(105)	52,223
Loss before provision for income taxes	(276,111)	(228,290)
Provision for income taxes	15	12
Net loss	$(276,126)	$(228,302)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	1,863	(1,699)
Comprehensive loss	$(274,263)	$(230,001)

Basic and diluted net loss per common share	$(2.61)	$(2.24)

Basic and diluted weighted-average shares outstanding	105,912	101,990

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance as of January, 1 2022	91,671	9	1,744,695	(368)	(1,464,722)	279,614
Issuance of common stock through ATM facilities, net of commissions and offering costs of $517	1,619	—	21,891	—	—	21,891
RSU settlements, net of shares withheld	2,204	1	(624)	—	—	(623)
Issuance of common stock pursuant to employee stock awards	433	—	1,921	—	—	1,921
Stock-based compensation expense	—	—	53,838	—	—	53,838
Net loss	—	—	—	—	(228,302)	(228,302)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1,699)	—	(1,699)
Balance as of December 31, 2022	95,927	10	1,821,721	(2,067)	(1,693,024)	126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $351	3,038	1	2,171	—	—	2,172
Exercise of pre-funded warrants	2,916	—	—	—	—	—
RSU settlements, net of shares withheld	3,670	—	(94)	—	—	(94)
Issuance of common stock pursuant to employee stock awards	896	—	928	—	—	928
Stock-based compensation expense	—	—	45,386	—	—	45,386
Net loss	—	—	—	—	(276,126)	(276,126)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,863	—	1,863
Balance as of December 31, 2023	106,447	$11	$1,870,112	$(204)	$(1,969,150)	$(99,231)

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(276,126)	$(228,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of ATOM Facility	—	(50,237)
Stock-based compensation expense	45,386	53,838
Depreciation and amortization expense	4,829	5,653
Accretion of liability related to sale of future revenues	4,792	—
Non-cash operating lease expense	11,795	8,915
Amortization of investment premiums	792	1,024
Other non-cash items, net	214	147
Changes in operating assets and liabilities:
Accounts receivable	6,113	(39,235)
Inventories	(8,120)	(1,586)
Other current assets	273	1,836
Other assets	1,043	(266)
Accounts payable	(3,130)	(9,211)
Accrued compensation	(6,140)	(7,491)
Accrued research and development expenses	(3,663)	11,541
Other current liabilities	11,064	2,067
Deferred revenue	30,395	(11,468)
Operating lease liabilities	(12,636)	(8,009)
Other long-term liabilities	142	354
Net cash used in operating activities	(192,977)	(270,430)
Investing activities
Purchases of short-term investments	(83,648)	(180,589)
Proceeds from maturities and sales of short-term investments	208,712	292,973
Purchases of property and equipment	(1,223)	(4,193)
Proceeds from sale of property and equipment	25	—
Net proceeds from sale of ATOM Facility	—	94,765
Net cash provided by (used in) investing activities	123,866	202,956
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	2,136	21,891
Proceeds from employee stock awards	928	1,921
Proceeds from sale of future revenues, net	—	30,605
Taxes paid related to net share settlement of restricted stock units	(94)	(623)
Principal payments on finance lease obligations	(947)	(518)
Other financing activities, net	(13)	(192)
Net cash provided by financing activities	2,010	53,084
Increase (decrease) in cash, cash equivalents and restricted cash	(67,101)	(14,390)
Cash, cash equivalents and restricted cash at beginning of period	93,088	107,478
Cash, cash equivalents and restricted cash at end of period	$25,987	$93,088
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$132	$61
Accrued costs related to ATM facilities	$78	$—
Proceeds from issuance of common stock through ATM facilities not yet received	$114	$—
Accrued transaction costs related to sale of future revenues	$—	$332
Supplemental cash flow disclosure
Cash paid for interest	$447	$335
Cash paid for income taxes	$2	$19

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Union (EU) and by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK). Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute Ebvallo are expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

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

In November 2023, we announced a reduction in force that reduced our workforce by approximately 30%. We recognized $6.7 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are one-time termination benefits and are all cash charges. Refer to Note 9 for further information.

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated statements of operations and comprehensive income (loss) and the notes to consolidated financial statements.

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

All commercialization and collaboration revenue recognized in 2023 related to our agreements with Pierre Fabre, a French company. Of the $63.6 million license and collaboration revenue recognized in 2022, $61.8 million related to our agreements with Bayer, a German company, and $1.8 million related to our agreements with Pierre Fabre, a French company.

Use of Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates and assumptions relied upon in preparing these financial statements include those related to revenue recognition, accrued research and development expenses, stock-based compensation expense, liability related to the sale of future revenues and income taxes. Additionally, we use available market information to assess the fair value of our short-term investments. Actual results could differ materially from those estimates. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

Going Concern

We have incurred operating losses since inception and we expect that existing cash, cash equivalents and short-term investments as of December 31, 2023, will not be sufficient to fund our planned operations for at least 12 months after the issuance of the accompanying consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement in 2024 and 2025, such payments are contingent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 9; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Credit Risk and Other Uncertainties

We place cash and cash equivalents in the custody of financial institutions that management believes are of high credit quality, the amount of which at times, may be in excess of the amount insured by the Federal Deposit Insurance Corporation. We also make short-term investments in money market funds; U.S. Treasury, government agency and corporate debt obligations; commercial paper; certificates of deposit; and asset-backed securities, which can be subject to certain credit risk. We strive to mitigate this credit risk by investing in high-grade instruments, limiting our exposure to any one issuer and monitoring the ongoing creditworthiness of the financial institutions and issuers.

Currency Translation

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2023 were not material.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are recorded to interest income in the consolidated statements of operations and comprehensive loss.

Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive loss only when such securities are sold, if an allowance for credit losses is recognized or if an impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is impaired, which would require us to record an allowance for credit losses or impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, our intent to sell or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to other income (expense), net in the statements of operations and comprehensive loss.

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

We estimate the allowance for doubtful accounts using the current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the accounts receivable. We evaluate the collectability of these cash flow based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature and history of our accounts receivable, we determined that an allowance for doubtful accounts was not required for the periods presented.

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

Asset Retirement Obligation (ARO)

An ARO is a legal obligation associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, we record period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. We derecognize ARO liabilities when the related obligations are settled.

Leases

We determine if a contract is or contains a lease at contract inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Our policy is to not recognize right-of-use (ROU) assets and lease liabilities for short-term operating leases with terms of 12 months or less; we recognize short-term lease expense for these leases on a straight-line basis over the lease term. Long-term operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease ROU assets are recorded in other assets and the related finance lease liabilities are presented in other current liabilities and other long-term liabilities.

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

We analyze whether or not amendments to existing leases classify as a lease modification or a full or partial termination of the existing lease. To the extent a partial lease termination is identified, our accounting policy is to decrease the existing right-of-use asset on a basis proportionate to the reduction in lease liability resulting from the partial termination.

Accruals of Research and Development Costs

We record accruals for estimated research and development costs based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as patient enrollment, clinical site activations or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services are performed. We determine accrual estimates through reports from and discussions with internal personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid asset and recognized as expense as the services are provided.

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

Revenue Recognition

For contracts that are determined to be within the scope of Accounting Standards Codification Topic 606 (Accounting Standards Update (ASU) No. 2014-09), Revenue from Contracts with Customers, and all subsequent amendments (collectively, ASC 606), revenue is recognized as we satisfy performance obligations and when a customer obtains control of the promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

As discussed in further detail in Note 5, the terms of our customer contracts include potential payments to us for some or all of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; royalties on the net sales of licensed products; and transition plan cost reimbursements for certain development, safety, regulatory, and process science services. These payments relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Royalties: For arrangements that include sales-based royalties, including milestone payments based on levels of sales, if the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, we have not recognized material royalty revenue resulting from our out-licensing agreements.

Transition plan cost reimbursements: Reimbursements for certain development, safety, regulatory and manufacturing services are recorded as revenue as we perform the services and related obligations identified within the transition plans for our customers.

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we expect will be recognized after the next 12 months. This estimate is based on forecasted patient demand, our current operating plan and expected dates of technology transfer, and if these items should change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and adjustments to reduce inventory to the lower of cost or net realizable value. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our consolidated statement of operations and comprehensive income (loss). All tab-cel (Ebvallo) sold to Pierre Fabre in the year ended December 31, 2023 was zero cost inventories. Once we begin selling Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo sales, cost of commercialization revenue will also include direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

In 2023 and 2022, cost of commercialization revenue included adjustments of $6.6 million and $0.0 million, respectively, to write-off of inventories and to reflect them at the lower of cost or net realizable value.

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

Stock-Based Compensation Expense

We account for stock-based compensation expense, including the expense of restricted common stock awards, grants of restricted stock units (RSUs), and stock options that may be settled in shares of our common stock, based on the fair values of the equity instruments issued. The fair value is determined on the measurement date, which is generally the date of grant. The fair value of our RSUs is measured at the closing market price of our common stock on the measurement date. The fair value for our stock option awards is determined at the grant date using the Black-Scholes valuation model.

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

Expected volatility – In 2021 and 2022, volatility was estimated using an average of Atara’s historical volatility and comparable public companies’ volatility for similar terms. Beginning in 2023, volatility is based solely on Atara’s stock price historical volatility.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2023 and 2022 we recorded matching contributions of approximately $1.9 million and $2.3 million, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2023 and 2022. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

Recent Accounting Pronouncements

We consider the applicability and impact of any Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to Atara or are expected to have minimal impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements to certain income tax disclosures, most notably the income tax rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this standard will have a material impact on our disclosures.

Additionally, on March 6, 2024, the Securities and Exchange Commission (SEC) issued Final Rule No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rule requires registrants to provide climate related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 GHG emissions (for large accelerated filers and accelerated filers); governance and oversight of material climate-related risks; the material impact of climate risks on the registrant’s strategy, business model, and outlook; risk management processes for material climate-related risks; and material climate targets and goals. Based on our current small reporting company and non-accelerated filer status, certain elements of the rule are effective for fiscal years beginning after December 15, 2026, with the remaining requirements effective for fiscal years beginning after December 15, 2027. We will evaluate the SEC rule to determine its impact on our future financial reporting requirements and related disclosures.

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

Potential dilutive securities, which include unvested RSUs, unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (ESPP), have been excluded from the computation of diluted net loss per share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net loss per common share is the same in all periods presented.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the dates listed that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of December 31,
	2023	2022
Unvested RSUs	6,261,213	6,698,858
Vested and unvested options	10,706,651	10,336,634
ESPP share purchase rights	185,843	86,782
Total	17,153,707	17,122,274

4.
Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,376	$—	$—	$14,376
U.S. Treasury obligations	Level 2	9,928	1	—	9,929
Corporate debt obligations	Level 2	26,089	—	(205)	25,884
Total available-for-sale securities		50,393	1	(205)	50,189
Less: amounts classified as cash equivalents		(24,304)	(1)	—	(24,305)
Amounts classified as short-term investments		$26,089	$—	$(205)	$25,884

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2022:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$78,033	$—	$—	$78,033
U.S. Treasury obligations	Level 2	63,013	3	(394)	62,622
Government agency obligations	Level 2	8,086	—	(48)	8,038
Corporate debt obligations	Level 2	82,598	4	(1,513)	81,089
Commercial paper	Level 2	996	—	—	996
Asset-backed securities	Level 2	6,343	—	(119)	6,224
Total available-for-sale securities		239,069	7	(2,074)	237,002
Less: amounts classified as cash equivalents		(87,122)	(3)	—	(87,125)
Amounts classified as short-term investments		$151,947	$4	$(2,074)	$149,877

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2023		As of December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$50,393	$50,189	$202,323	$201,359
Maturing in one to five years	—	—	36,746	35,643
Total available-for-sale securities	$50,393	$50,189	$239,069	$237,002

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of December 31, 2023, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the years ended December 31, 2023 and 2022, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our consolidated balance sheet. As of December 31, 2023 and 2022, accrued interest receivable was $0.3 million and $0.8 million, respectively. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2023 and 2022.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$25,841	$92,942
Restricted cash – short-term	146	146
Total cash, cash equivalents and restricted cash	$25,987	$93,088

5.
Out-license Agreements

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we are entitled to receive an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Territory, and (ii) the supply price mark up on Ebvallo purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre in the Initial Territory at our cost pursuant to the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestone payments related to Ebvallo in the Initial Territory under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx.

In October 2023, we entered into the A&R Commercialization Agreement with Pierre Fabre. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel are expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for Ebvallo on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant in the Additional Territory, for which the cash was received in January 2024. We will also be entitled to receive an aggregate of up to $620.0 million in additional payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. We will be eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel in the Additional Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel on a country-by-country basis.

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel (Ebvallo) in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of: i) all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, through the remainder of the term of the A&R Commercialization Agreement. Pierre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA (PF Transfer Date). Prior to the Manufacturing Transition Date, we are responsible for manufacturing and supplying tab-cel (Ebvallo) to Pierre Fabre in the Territory. Without transfer of the manufacturing technology, no other party can manufacture Ebvallo.

Cell selection is the process of identifying the appropriate cell line from available tab-cel inventory to be used for a patient. We are responsible for the performance of cell selection services in the Initial Territory at our cost through the earlier of the PF Transfer Date, June 30, 2025 or a date otherwise agreed to by Pierre Fabre and us. To the extent that the transfer of cell selection technology occurs subsequent to June 30, 2025, we will be responsible for the performance of cell selection services in the Initial Territory at Pierre Fabre’s cost until cell selection technology is transferred to Pierre Fabre. Without transfer of the cell selection technology, no other party can provide such services. We are responsible for the performance of cell selection services in the Additional Territory through the earlier of the PF Transfer Date or a date otherwise agreed to by Pierre Fabre and us, at the sole expense of Pierre Fabre.

As part of the Pierre Fabre Commercialization Agreement, we formed a joint steering committee (JSC) with Pierre Fabre that provides oversight, decision making and implementation guidance regarding the commercialization activities, the responsibilities of which has been expanded to cover the incremental scope of the A&R Commercialization Agreement.

During the applicable period specified in the A&R Commercialization Agreement, we will be responsible for various development, safety, process science, and regulatory activities, including obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease. Pierre Fabre will pay us for these services in accordance with the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the Agreement.

Accounting Analysis

Identification of the Contract

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the A&R Commercialization Agreement represent transactions with a customer.

Identification of the Promises and Performance Obligations

We identified four performance obligations under the A&R Commercialization Agreement, consisting of the following material promises:

(1)
the transfer of intellectual property rights in the form of a license in the Initial Territory, the obligation to participate in the JSC, a material right for purchases associated with the manufacture and supply of Ebvallo and the performance of cell-selection services. We concluded that the individual promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa, since Pierre Fabre is not capable of carrying out the manufacturing and supply and cell selection services on their own, until the transfer of the related technologies occur. Consequently, these promises represent a single performance obligation, collectively referred to as the Initial Territory Obligation.
(2)
the transfer of intellectual property rights in the form of a license in the Additional Territory, the manufacture and supply of tab-cel and the performance of cell-selection services, as well as the promises to transfer the related technologies, and perform certain development, safety and regulatory services. We concluded that the promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa. Consequently, these promises represent a single performance obligation, collectively referred to as the Additional Territory Obligation.
(3)
performance of certain process science services, referred to as the Process Sciences Obligation
(4)
the sale of certain intermediate inventory used in the production of tab-cel in existence on the Manufacturing Transition Date, referred to as the Intermediate Inventory Obligation.

Determination of the Transaction Price

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment constituted the entire consideration to be included in the transaction price at the outset of the arrangement, and the $40.0 million in development milestones achieved in December 2022 were added to the transaction price upon meeting the related milestone criteria. The remaining potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, as necessary, we will adjust our estimate of the transaction price.

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price. The remaining potential development and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. Any consideration associated with the Intermediate Inventory Obligation was excluded from the transaction price as the amount was fully constrained based on uncertainty surrounding available inventory on the Manufacturing Transition Date.

We will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, as necessary, we will adjust our estimate of the transaction price.

Allocation of the Transaction Price to Performance Obligations

The transaction price was allocated to each performance obligation based on their relative standalone selling price. We developed the estimated standalone selling price for each of the A&R Commercialization Agreement performance obligations with the objective of determining the price at which we would sell such an item if it were to be sold regularly on a standalone basis.

Recognition of Revenue

Commercialization revenue associated with the Initial Territory Obligation will be recognized over the period during which the material right exists, which would end upon the Manufacturing Transition Date. Based on these considerations and our forecast of the timing and associated costs of the purchases related to the manufacture and supply of Ebvallo and estimated timing of technology transfer, we estimate the material right in the Initial Territory will exist for approximately one to two years. We reassess this evaluation each reporting period. Commercialization revenue associated with sales of Ebvallo to Pierre Fabre under the Initial Territory Obligation is deferred until we have performed the associated cell selection services, or once cell selection technology transfer to Pierre Fabre has been complete. At that point, Pierre Fabre would be able to utilize the Ebvallo it had purchased from us on its own.

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation will be recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. We expect to recognize revenue associated with the Additional Territory Obligation and the Process Sciences Obligation over a period of approximately two years. We reassess this evaluation each reporting period. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We expect to recognize revenue associated with the Intermediate Inventory Obligation at a point in time on the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory transfers to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the year ended December 31, 2023 was as follows:

Total
(in thousands)
Deferred revenue, December 31, 2022	$85,000
Additions	38,170
Recognized into commercialization revenue	(7,775)
Deferred revenue December 31, 2023	115,395
Less: deferred revenue – current portion	(77,833)
Deferred revenue – long-term, December 31, 2023	$37,562

During the year ended December 31, 2023, we recognized $5.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2023. Such costs were not material for the year ended December 31, 2023.

Under the A&R Commercialization Agreement, we conduct an early access program observational study at the sole cost and expense of Pierre Fabre. We recognize the costs incurred associated with this study within research and development expenses, which is directly offset by revenue recorded within license and collaboration revenue. The license and collaboration revenue associated with the early access program for the year ended December 31, 2023 was $0.7 million, as compared to $1.8 million for the year December 31, 2022.

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

In May 2022, Bayer notified us of its decision to terminate the Bayer Agreements, and on August 2, 2022, we entered into the Termination, Amendment and Program Transfer Agreement with which terminated the Bayer Agreements (the Bayer Termination Agreement) with an effective date of July 31, 2022. Upon the termination effective date, full product development and commercialization rights related to ATA2271 and ATA3271 reverted to Atara. In return for certain activities performed by Atara prior to the termination effective date, Bayer paid Atara $4.2 million in September 2022. Utilizing the cost-based input method, we recognized license and collaboration revenue of $61.8 million for 2022. As a result of the termination, no license and collaboration revenue related to the Bayer Agreements was recognized for the year ended December 31, 2023, and there was no deferred revenue related to the Bayer Agreements as of December 31, 2023 or December 31, 2022.

6.
Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (the HCRx Agreement) with HCR Molag Fund, L.P., a Delaware limited partnership, (HCRx). In exchange for a payment of $31.0 million (the Investment Amount) to Atara, net of certain transaction expenses, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement up to an agreed upon multiple of the Investment Amount.

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

The gross proceeds of the Investment Amount of $31.0 million were recorded as a liability related to the sale of future revenues, net of transaction costs of $0.4 million, and is be amortized using the effective interest method over the life of the arrangement.

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We will estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. As of December 31, 2023, the annual effective interest rate was approximately 12%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the year ended December 31, 2023:

(in thousands)
Liability related to sale of future revenues as of December 31, 2022	$30,236
Accretion of interest expense on liability related to sale of future revenues	4,792
Amortization of debt discount and debt issuance costs	79
Repayment of the liability	(31)
Liability related to sale of future revenues as of December 31, 2023	35,076
Less: current portion classified within other accrued liabilities	(453)
Long-term liability related to sale of future revenues	$34,623
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

In connection with the sale, we entered into a Transition Services Agreement (TSA) with FDB, pursuant to which we assisted FDB in the transition of certain functions, including, but not limited to, information technology, finance and technical operations. FDB reimbursed us at cost for all third party expenses incurred in conjunction with the TSA and for time incurred by our employees to satisfy requirements set forth by the TSA. The reimbursements are recorded as reductions to the related Operating expenses and the amounts associated with reimbursements for employee time incurred were not material for the years ended December 31, 2023 and 2022. The TSA was terminated in March 2023.

8.
Leases

We lease office space for our corporate headquarters in Thousand Oaks, California. In November 2018, we entered into a lease agreement for this office space that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term.

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

In November 2023, we entered into an amended lease agreement for our office and lab space in Aurora, Colorado, to extend the term of the lease agreement to April 2025.

In February 2017, we entered into a lease agreement (the ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of the headlease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the ROU asset and lease liability for the ATOM Facility remain on our balance sheet.

We evaluated our vendor contracts to identify embedded leases and determined that the Fujifilm MSA contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added ROU assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA. We have the option to subsequently reclaim the processing room or release it to FDB for the remainder of the initial term.

We lease office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we are required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expires in May 2025, with no option to extend the sub-lease term. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the ROU asset and lease liability for the South San Francisco office remain on our balance sheet.

The maturities of lease liabilities under our operating and finance leases as of December 31, 2023 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2024	$17,209	$1,219
2025	18,486	1,263
2026	17,271	1,285
2027	5,760	436
2028	3,319	—
Thereafter	12,459	—
Total lease payments	$74,504	$4,203
Less: amount representing interest	(17,547)	(673)
Present value of lease liabilities	$56,957	$3,530

Balance as of December 31, 2023
Other current liabilities	$11,264	$915
Operating lease liabilities – long-term	45,693	—
Other long-term liabilities	—	2,615
Total	$56,957	$3,530

The components of lease cost were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Operating lease cost:
Operating lease cost	$17,192	$14,245
Short-term lease cost	201	386
Total operating lease cost	$17,393	$14,631
Finance lease cost:
Amortization expense	$976	$872
Interest on lease liabilities	416	373
Total finance lease cost	$1,392	$1,245

Other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,660	$13,417
Operating cash flows for finance leases	416	335
Financing cash flows for finance leases	947	518

Operating lease assets obtained in exchange for lease obligations:	$312	$50,779
Finance lease assets obtained in exchange for lease obligations:	—	4,795
Non-cash (decrease) increase to operating lease assets due to remeasurement of lease liabilities:	(1,589)	—

Weighted Average Remaining Lease Term
Operating leases	5.2 years	5.9 years
Finance leases	3.3 years	4.2 years
Weighted Average Discount Rate
Operating leases	11.4%	9.9%
Finance leases	10.4%	10.4%

Asset Retirement Obligation

Our asset retirement obligation (ARO) consists of a contractual requirement to remove the tenant improvements at the ATOM Facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. Although we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB in April 2022, we have not received novation from the landlord. Therefore, the ARO associated with the ATOM Facility remains on our balance sheet. We recorded an estimate of the fair value of our ARO liability in other long-term liabilities and the ARO asset as a long-term asset in the period incurred. The fair value of the ARO asset is amortized over the lease term. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. As of December 31, 2023 and December 31, 2022, the ARO asset and liability were not material.

9.
Restructuring

On August 8, 2022 we announced a strategic reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction included total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits were paid between October 2022 and November 2023, and there are no further payments required for this reduction in workforce as of December 31, 2023. All of the costs were cash expenditures and represented one-time termination benefits.

On November 1, 2023 we announced a strategic reduction in workforce of approximately 30%. The workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the costs are cash expenditures and represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
	(in thousands)

Research and development expense	$5,619	$2,544
General and administrative expense	1,111	3,420
Total restructuring charges	$6,730	$5,964

The following restructuring liability activity was recorded in connection with the reduction in force for the year ended December 31, 2023, with all of the $4.9 million liability balance as of December 31, 2023 included within other current liabilities on the accompanying consolidated balance sheet:

	Year ended December 31,	Year ended December 31,
	2023	2022
	(in thousands)
Liability balance, January 1	$1,545	$—
Restructuring charges	6,730	5,964
Cash payments	(3,352)	(4,419)
Liability balance, December 31	$4,923	$1,545

10.
Commitments and Contingencies

MSK Agreements

In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. We are required to make payments to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights. The license agreement expires on a product-by-product and country-by-country basis on the latest of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, we will retain non-exclusive rights to the licensed products.

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

QIMR Berghofer Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020 and December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones.

Other In-license and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of December 31, 2023 and 2022, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. We further amended the CRL MSA to extend the term until the earlier of March 31, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2023 and December 31, 2022, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

The non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs, excluding those recognized on our balance sheet, as of December 31, 2023 are set forth below:

Calendar Year	Remaining Minimum Commitment as of December 31, 2023
(in thousands)
2024	14,085
2025	13,308
2026	9,605
2027	3,388
Total	$40,386

We have incurred $19.4 million and $14.2 million against such minimum commitments for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and December 31, 2022, we have accrued $11.2 million and $9.2 million in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2023 and 2022.

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

11.
Stockholders’ Equity

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2023 and 2022.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the year ended December 31, 2023, 361,260 of the July 2019 pre-funded warrants were exercised, and, as of December 31, 2023, pre-funded warrants to purchase 2,527,266 shares of our common stock from the July 2019 offering were outstanding.

In May 2020, we issued and sold pre-funded warrants to purchase 2,866,961 shares of common stock at a public offering price of $11.3199 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3.

In December 2020, we issued and sold pre-funded warrants to purchase 2,040,816 shares of common stock at a public offering price of $24.4999 per warrant in an underwritten public offering pursuant to a shelf registration on Form S-3.

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. During the year ended December 31, 2023, 1,898,578 and 656,107 of the May 2020 and December 2020 pre-funded warrants, respectively, were exercised. As of December 31, 2023, 968,383 and 1,384,709 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 27,272,727 shares of common stock at a price of $0.5499 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%.

ATM Facilities

In the past three years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (the 2021 ATM Facility) and in November 2023 (the 2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (the 2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the year ended December 31, 2022, we sold an aggregate of 1,618,672 shares of common stock under the ATM facilities, at an average price of $13.84 per share, for gross proceeds of $22.4 million and net proceeds of $22.0 million, after deducting commissions and other offering expenses payable by us.

During the year ended December 31, 2023, we sold an aggregate of 3,038,432 shares of common stock under the ATM facilities, at an average price of $0.83 per share, for gross proceeds of $2.5 million and net proceeds of $2.2 million, after deducting commissions and other offering expenses payable by us. Approximately $0.1 million of the $2.2 million net proceeds were received on January 2, 2024.

As of December 31, 2023, we had $98.2 million of common stock remaining and available to be sold under the 2023 ATM Facility.

From January 1, 2024 through March 15, 2024, we sold an additional 12,321,365 shares of common stock under the 2023 ATM Facility, at an average price of $0.77 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us. As of March 15, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the agreement.

Equity Incentive Plans

In March 2014, we adopted the 2014 Equity Incentive Plan (2014 EIP), which was amended and restated on October 15, 2014 upon the pricing of our initial public offering (IPO).

The 2014 EIP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to five percent of the number of shares of the Company’s common stock outstanding as of such date or a lesser number of shares as determined by our board of directors.

Under the terms of the 2014 EIP, we may grant stock options, RSAs and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over two to four years. The fair value of RSUs, including those with performance conditions, is determined as the closing stock price on the date of grant. The 2014 EIP expires March 31, 2024, after which no new awards can be granted. All awards granted prior to the 2014 EIP expiration continue to remain outstanding and governed in accordance with the rules set forth in the 2014 EIP and the terms of the associated grant notice.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022, we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

Stock options are granted with exercise prices at no less than 100% of the fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the fair value of the shares on the date of grant. The estimated fair value of the shares is generally equal to the closing market price of the Company’s common stock on the measurement date. Options granted generally vest over two to four years and expire in seven to ten years.

In 2022, we granted performance-based stock options to certain of our employees that provide for the issuance of stock options to purchase common stock if specified Company performance criteria related to business development initiatives are achieved. The number of performance-based awards that ultimately vests depends upon if performance criteria are achieved within a specified timeline, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. None of the performance criteria were achieved and the awards were subsequently forfeited.

As of December 31, 2023, a total of 20,326,356 shares of common stock were reserved for issuance under the 2014 EIP, of which 5,714,772 shares were available for future grant and 14,611,584 shares were subject to outstanding options and RSUs, including performance-based awards. As of December 31, 2023, 4,773,147 shares of common stock were reserved for issuance under the Inducement Plan, of which 2,397,366 shares were available for future grant and 2,375,781 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	6,708,608	$10.61
Granted	5,635,916	$3.57
Forfeited	(2,388,808)	$7.91
Vested	(3,688,003)	$8.89
Balance as of December 31, 2023	6,267,713	$6.32

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $3.57 and $8.26, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2023 and 2022 was $32.8 million and $34.4 million, respectively. As of December 31, 2023, there was $35.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2023 was $3.2 million.

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2023, we settled 3,688,003 shares underlying RSUs, of which 51,244 shares underlying RSUs were net settled by withholding 18,203 shares. The value of the shares underlying RSUs withheld was $0.1 million, based on the closing price of our common stock on the settlement date. During 2022, we settled 2,247,296 shares underlying RSUs, of which 114,444 shares underlying RSUs were net settled by withholding 43,524 shares. The value of the shares underlying RSUs withheld was $0.6 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022	10,645,555	$16.88	6.4	$42
Granted	4,693,897	3.64
Exercised	—	—
Forfeited or expired	(4,619,801)	15.60
Balance as of December 31, 2023	10,719,651	$11.63	6.5	$—
Vested and expected to vest as of December 31, 2023	10,719,651	$11.63	6.5	$—
Exercisable as of December 31, 2023	6,389,752	$15.40	5.1	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2023 and the exercise price of outstanding, in-the-money options. As of December 31, 2023, there was $16.6 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.9 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

No options for shares of our common stock were exercised during the year ended December 31, 2023. Options for 15,989 shares of our common stock were exercised during the year ended December 31, 2022, with an intrinsic value of $0.1 million. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the periods indicated:

	Year ended December 31,
	2023	2022
Assumptions:
Expected term (years)	5.80	6.0
Expected volatility	83.9%	73.2%
Risk-free interest rate	4.2%	2.1%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$2.62	$5.88
Options granted	4,693,897	3,615,971
Total estimated grant date fair value	$12,298,010	$21,261,909

The estimated fair value of stock options that vested in the years ended December 31, 2023 and 2022 was $17.0 million and $23.2 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. We recorded $0.7 million and $1.1 million of expense related to the 2014 ESPP in the years ended December 31, 2023 and 2022, respectively. A total of 896,246 and 417,081 shares were purchased under the ESPP during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2024.

The 2014 ESPP provides for annual increases in the number of shares available for issuance thereunder on the first business day of each fiscal year, beginning with 2015 and ending in 2024, equal to the lower of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 230,769 shares of our common stock, or (iii) a lesser number of shares as determined by our board of directors. As of December 31, 2023, there were 2,279,049 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2023:

Total Shares Reserved
2014 Equity Incentive Plan	20,326,356
2018 Inducement Plan	4,773,147
2014 Employee Stock Purchase Plan	10,593
Total reserved shares of common stock	25,110,096

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$26,529	$31,363
General and administrative	18,857	22,475
Total stock-based compensation expense	$45,386	$53,838

12.
Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$(276,360)	$(228,395)
Foreign	249	105
Total loss before provision for income taxes	$(276,111)	$(228,290)

The components of provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current provision for income taxes:
State	$1	$—
Foreign	14	12
Total current provision for income taxes	$15	$12

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2023	2022
Federal income taxes at statutory rate	21.0%	21.0%
Research tax credits	4.3%	7.8%
Stock-based compensation	(4.5%)	(3.8%)
Other	(0.4%)	(0.2%)
Change in valuation allowance	(20.4%)	(24.8%)
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$323,581	$302,591
Capitalized research expenses	72,229	50,522
Tax credit carryforwards	30,580	19,427
Stock-based compensation	14,033	19,201
Deferred revenue	17,018	10,069
Operating lease liabilities	12,035	15,857
License fees	5,926	6,877
Other	11,187	13,169
Total deferred tax assets	486,589	437,713
Valuation allowance	(474,982)	(422,493)
Total deferred tax assets	11,607	15,220

Deferred tax liabilities:
Operating lease assets	(11,607)	(15,220)
Total deferred tax liabilities	(11,607)	(15,220)

Net deferred tax assets (liabilities)	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the Tax Act) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 increased by $21.7 million and $43.7 million for the years ended December 31, 2023 and 2022, respectively. These increases were partially offset by amortization on research expenses capitalized in prior years.

Our tax credit carryforwards increased by $11.2 million, as compared to 2022, due to research and development and orphan drug credits generated during the current year.

We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2023 and 2022. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $52.5 million for the year ended December 31, 2023 due to the increase in our net deferred tax assets.

In August 2022, the CHIPS and Science Act (CHIPS Act) and the IRA were enacted, neither of which are expected to have a material impact to our financial statements.

The American Rescue Plan Act (ARA) was signed into law on March 11, 2021. We do not expect the ARA to have a material impact on our financial statements, however, given the potential changes to IRC Section 162(m) effective in 2027 as a result of the ARA, we will continue to monitor and assess.

Under the Tax Act, federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of taxable income in future years. Since enactment, the IRS and Treasury have issued final and proposed regulations including clarifying guidance on several topics addressed by the Tax Act. Not all states conform to the Tax Act or and other states have varying conformity to the Tax Act.

As of December 31, 2023, for federal income tax purposes, we had NOL carryforwards of approximately $1.1 billion of which $23.3 million begin to expire in 2035 and the remaining may be carried forward indefinitely, research & development tax credits of $34.6 million which begin to expire in 2032, and orphan drug tax credits of $111.8 million which begin to expire in 2035. For state income tax purposes, we had NOL carryforwards of approximately $1.3 billion which begin to expire in 2030, research & development tax credits of $43.5 million which may be carried forward indefinitely, and California Completes tax credit of $2.0 million, which begins to expire in 2025.

Under IRC Section 382, as amended, substantial restrictions exist on the utilization of NOL and tax credit carryforwards in the event a corporation experienced an “ownership change.” Generally, a Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Accordingly, our ability to utilize NOL and tax credit carryforwards may be limited as a result of such ownership changes, and such a limitation could result in the expiration of carryforwards before they are utilized.

We have completed a Section 382 study of transactions in our stock through December 31, 2023. The study concluded that we have experienced ownership changes since inception. However, this is not expected to result in the expiration of tax attribute carryforwards prior to utilization.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2022 and 2023 are as follows:

(In thousands)
Balance as of January 1, 2022	144,067
Gross increases for tax positions related to current year	7,683
Gross increases for tax positions related to prior year	—
Gross decreases for tax positions related to prior year	(785)
Balance as of December 31, 2022	150,965
Gross increases for tax positions related to current year	5,538
Gross increases for tax positions related to prior year	3,843
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2023	$160,346

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

Our policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. We have no accrued interest and penalties as of December 31, 2023 and 2022 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities. We also file in other state, local and foreign jurisdictions in which we operate, and such tax years remain open to examination.

As of December 31, 2023, we are not permanently reinvested with respect to its foreign earnings and have not recorded deferred income taxes and withholding taxes as these taxes are immaterial to the financial statements.

13.
Supplemental Balance Sheet Information

Inventories

Inventories consist of the following as of each period:

	December 31,	December 31,
	2023	2022
	(in thousands)
Raw Materials	$2,335	$1,214
Work-in-process	7,371	372
Total inventories	$9,706	$1,586

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$904	$875
Lab equipment	15,540	14,797
Machinery and equipment	572	572
Computer equipment and software	1,279	1,149
Furniture and fixtures	1,272	1,297
Construction in progress	158	32
Property and equipment, gross	19,725	18,722
Less: accumulated depreciation	(15,869)	(12,422)
Property and equipment, net	$3,856	$6,300

Depreciation expense was $3.7 million and $4.7 million for the years ended December 31, 2023 and 2022, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2023	2022
	(in thousands)
Accrued operating expenses	$19,007	$7,435
Current portion of operating lease liabilities	11,264	12,806
Current portion of finance lease liabilities	915	834
Other accrued liabilities	640	319
Total other current liabilities	$31,826	$21,394
14.
Subsequent Events

In January 2024, we announced a reduction in force of approximately 25% of total workforce. We expect to recognize approximately $4.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2024. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from February 2024 through January 2025. The majority of the associated costs represent cash expenditures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 which were identified in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing our remote working situation to minimize the impact to the design and operating effectiveness of our internal controls.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2024 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2023, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	3.2	06/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	3.1	09/27/2022

4.1	Form of Common Stock Certificate	S-1/A	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	4.1	12/09/2020

4.5	Description of Securities	10-K	4.4	02/27/2020

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice	10-Q	10.2	11/01/2023

10.4*	2014 Employee Stock Purchase Plan	S-1/A	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. Third Amended and Restated 2018 Inducement Plan	S-8	4.3	07/22/2022

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	10.9	06/20/2014

10.10*	Form of Atara Biotherapeutics, Inc. Executive Employment Agreement	10-K	10.39	02/28/2022

10.11*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	10.1	05/28/2019

10.12†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	10.30	06/29/2015

10.13†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	10.14	02/26/2019

10.14	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	10.29	03/04/2016

10.15	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated October 21, 2020	10-Q	10.4	11/09/2020

10.16	Second Amendment to Lease, by and between Atara Biotherapeutics, Inc. and 611 Gateway Center LP, LLC, dated December 9, 2021	10-K	10.36	02/28/2022

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.17	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	10.1	05/04/2017

10.18	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021	10-Q	10.2	05/04/2021

10.19	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021	10-Q	10.3	05/04/2021

10.20	Fourth Amended and Restated Research and Development Collaboration Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.37	02/28/2022

10.21	Fourth Amended and Restated Exclusive License Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.38	02/28/2022

10.22	Asset Purchase Agreement, dated as of January 26, 2022, by and between Atara Biotherapeutics, Inc., FUJIFILM Diosynth Biotechnologies California, Inc., and certain limited purposes, FUJIFILM Holdings America Corporation	8-K	2.1	04/04/2022

10.23	Master Services and Supply Agreement dated as of January 26, 2022 by and between Atara Biotherapeutics, Inc., and FUJIFILM Diosynth Biotechnologies California, Inc.	10-Q	10.1	05/05/2022

10.24+	Purchase and Sale Agreement between Atara Biotherapeutics, Inc., and HCR Molag Fund, L.P., dated December 20, 2022	10-K	10.46	02/08/2023

10.25	Amendment No. 2 to Commercial Manufacturing Services Agreement dated as of May 31, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	08/08/2022

10.26+	Amendment No. 3 to Commercial Manufacturing Services Agreement dated as of August 1, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	11/08/2022

10.27+	Amendment No. 4 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated January 30, 2023	10-Q	10.1	05/08/2023

10.28+	Amendment No. 5 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated September 27, 2023	10-Q	10.1	11/01/2023

10.29+	Amendment No. 6 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated December 30, 2023				X

10.30+	Amendment No. 7 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated January 31, 2024				X

10.31+	Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated October 31, 2023				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
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

X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Incentive Compensation Recoupment Policy				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thousand Oaks, State of California, on the 28th day of March, 2024.

Atara Biotherapeutics, Inc.

By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pascal Touchon and Eric Hyllengren, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pascal Touchon
Pascal Touchon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
/s/ Eric Hyllengren
Eric Hyllengren	Chief Financial Officer (Duly Authorized Officer and Principle Financial and Accounting Officer)	March 28, 2024

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm. D.	Director, Chair	March 28, 2024

/s/ Eric L. Dobmeier
Eric L. Dobmeier	Director	March 28, 2024

/s/ Matthew K. Fust
Matthew K. Fust	Director	March 28, 2024

/s/ William K. Heiden
William K. Heiden	Director	March 28, 2024

/s/ Ameet Mallik
Ameet Mallik	Director	March 28, 2024

Maria Grazia Roncarolo, M.D.	Director