Form 10-Q
period 2024-03-31
Atara Biotherapeutics, Inc.
filed 2024-05-09
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock as of May 2, 2024 was 120,416,138 shares.

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
•
if we continue to fail to meet the listing standards of the Nasdaq Stock Market LLC (Nasdaq), our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock;
•
we qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our stock less attractive to investors;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$35,087	$25,841
Short-term investments	11,152	25,884
Restricted cash	146	146
Accounts receivable	35,834	34,108
Inventories	16,084	9,706
Other current assets	8,131	6,184
Total current assets	106,434	101,869
Property and equipment, net	2,989	3,856
Operating lease assets	51,981	54,935
Other assets	3,868	4,844
Total assets	$165,272	$165,504

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,854	$3,684
Accrued compensation	5,707	11,519
Accrued research and development expenses	15,928	17,364
Deferred revenue	123,154	77,833
Other current liabilities	33,047	31,826
Total current liabilities	180,690	142,226
Deferred revenue – long-term	719	37,562
Operating lease liabilities – long-term	42,197	45,693
Liability related to the sale of future revenues – long-term	35,573	34,623
Other long-term liabilities	4,401	4,631
Total liabilities	263,580	264,735

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2024 and December 31, 2023; 120,325 and 106,447 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	1,902,637	1,870,112
Accumulated other comprehensive (loss) income	(55)	(204)
Accumulated deficit	(2,000,902)	(1,969,150)
Total stockholders’ equity (deficit)	(98,308)	(99,231)
Total liabilities and stockholders’ equity (deficit)	$165,272	$165,504

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Commercialization revenue	$27,357	$884
License and collaboration revenue	—	342
Total revenue	27,357	1,226
Costs and operating expenses:
Cost of commercialization revenue	1,985	216
Research and development expenses	45,506	62,156
General and administrative expenses	11,113	13,872
Total costs and operating expenses	58,604	76,244
Loss from operations	(31,247)	(75,018)
Other income (expense), net:
Interest income	604	1,802
Interest expense	(1,153)	(1,336)
Other income (expense), net	68	(197)
Total other income (expense), net	(481)	269
Loss before provision for (benefit from) income taxes	(31,728)	(74,749)
Provision for (benefit from) income taxes	24	22
Net income (loss)	$(31,752)	$(74,771)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	149	830
Comprehensive income (loss)	$(31,603)	$(73,941)

Basic and diluted net loss per common share	$(0.23)	$(0.72)

Basic and diluted weighted-average shares outstanding	140,587	103,969

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	106,447	$11	$1,870,112	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	—	$14,823	—	—	14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	12,321	1	9,311	—	—	9,312
RSU settlements, net of shares withheld	1,557	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	120,325	$12	$1,902,637	$(55)	$(2,000,902)	$(98,308)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2023	95,927	$10	$1,821,721	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	148	—	590	—	—	590
RSU settlements, net of shares withheld	463	—	(93)	—	—	(93)
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net (loss) income	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	96,538	$10	$1,833,982	$(1,237)	$(1,767,795)	$64,960

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(31,752)	$(74,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	8,397	11,764
Depreciation and amortization expense	1,391	1,214
Accretion of liability related to sale of future revenues	1,046	1,204
Amortization (accretion) of investment premiums (discounts)	37	(351)
Non-cash operating lease expense	2,954	2,879
Other non-cash items, net	48	80
Changes in operating assets and liabilities:
Accounts receivable	(1,726)	39,824
Inventories	(6,378)	(3,754)
Other current assets	(2,061)	(2,584)
Other assets	443	(156)
Accounts payable	(826)	(1,886)
Accrued compensation	(5,812)	(8,746)
Accrued research and development expenses	(1,436)	(1,226)
Other current liabilities	(742)	(609)
Deferred revenue	8,478	2,965
Operating lease liabilities	(1,673)	(4,174)
Other long-term liabilities	—	(102)
Net cash used in operating activities	(29,612)	(38,429)
Investing activities
Purchases of short-term investments	—	(67,903)
Proceeds from maturities and sales of short-term investments	14,844	62,295
Purchases of property and equipment	(127)	(399)
Net cash provided by (used in) investing activities	14,717	(6,007)
Financing activities
Proceeds from sale of pre-funded warrants to purchase common stock in a registered direct offering, net	15,000	—
Proceeds from issuance of common stock through ATM facilities, net	9,374	640
Proceeds from employee stock awards	—	—
Taxes paid related to net share settlement of restricted stock units	(6)	(93)
Principal payments on finance lease obligations	(227)	(312)
Net cash provided by financing activities	24,141	235
Increase (decrease) in cash, cash equivalents and restricted cash	9,246	(44,201)
Cash, cash equivalents and restricted cash at beginning of period	25,987	93,088
Cash, cash equivalents and restricted cash at end of period	$35,233	$48,887
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$—	$194
Accrued costs related to underwritten public offering	$177	$—
Accrued costs related to ATM facility	$26	$73

Supplemental cash flow disclosure
Cash paid for interest	$114	$112
Cash paid for income taxes	$24	$1

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Union (EU) and by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK). Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). See Note 8 for further information.

We and FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) entered into a Master Services and Supply Agreement and related Statements of Work (collectively, the Fujifilm MSA), which became effective in April 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy product candidates and any products approved by regulatory authorities, manufactured in accordance with cGMP standards. See Note 8 for further information.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Going Concern

We have incurred operating losses since inception and we expect that existing cash, cash equivalents and short-term investments as of March 31, 2024, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement in 2024 and 2025, such payments are contingent upon the successful filing and approval of the tab-cel BLA, as well as the completing of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 9; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

We consider the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to Atara or are expected to have minimal impact on our condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are also required for public entities with a single reportable segment. We will adopt the amendments effective for the fiscal year ending December 31, 2024, and for interim periods within fiscal years beginning January 1, 2025. We are currently evaluating this ASU to determine its impact on our disclosures.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2024	2023
Unvested RSUs	15,605,196	10,565,596
Vested and unvested options	9,188,927	13,441,909
ESPP share purchase rights	241,362	472,184
Total	25,035,485	24,479,689

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$34,008	$—	$—	$34,008
Corporate debt obligations	Level 2	11,207	—	(55)	$11,152
Total available-for-sale securities		45,215	—	(55)	45,160
Less: amounts classified as cash equivalents		(34,008)	—	—	(34,008)
Amounts classified as short-term investments		$11,207	$—	$(55)	$11,152

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,376	$—	$—	$14,376
U.S. Treasury obligations	Level 2	9,928	1	—	9,929
Corporate debt obligations	Level 2	26,089	—	(205)	25,884
Total available-for-sale securities		50,393	1	(205)	50,189
Less: amounts classified as cash equivalents		(24,304)	(1)	—	(24,305)
Amounts classified as short-term investments		$26,089	$—	$(205)	$25,884

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2024		As of December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$45,215	$45,160	$50,393	$50,189
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$45,215	$45,160	$50,393	$50,189

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of March 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three months ended March 31, 2024 and 2023, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, accrued interest receivable was $0.2 million and $0.3 million, respectively. We have not written off any accrued interest receivables during the three months ended March 31, 2024 and 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$35,087	$25,841
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$35,233	$25,987

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel (Ebvallo) in the Initial Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre in the Initial Territory at our cost pursuant to the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestone payments related to Ebvallo in the Initial Territory under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx.

In October 2023, we entered into the A&R Commercialization Agreement with Pierre Fabre. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel were expanded to include the Additional Territory in addition to the Initial Territory, subject to our performance of certain obligations as described below.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for Ebvallo on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant in the Additional Territory, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. We will also be entitled to receive an aggregate of up to $600.0 million in additional payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. We will be eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel in the Additional Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel on a country-by-country basis.

We have entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel (Ebvallo) in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of: i) all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, through the remainder of the term of the A&R Commercialization Agreement. Pierre Fabre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA (PF Transfer Date). Prior to the Manufacturing Transition Date, we are responsible for manufacturing and supplying tab-cel (Ebvallo) to Pierre Fabre in the Territory. Without transfer of the manufacturing technology, no other party can manufacture tab-cel (Ebvallo).

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

During the applicable period specified in the A&R Commercialization Agreement, we are responsible for various development, safety, process science, and regulatory activities, including obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease. Pierre Fabre will pay us for these services in accordance with the A&R Commercialization Agreement. Pierre Fabre will be responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the A&R Commercialization Agreement.

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
(3)
performance of certain process science services, referred to as the Process Sciences Obligation.
(4)
the sale of certain intermediate inventory used in the production of tab-cel in existence on the Manufacturing Transition Date, referred to as the Intermediate Inventory Obligation.

Determination of the Transaction Price

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment constituted the entire consideration to be included in the transaction price at the outset of the arrangement, and the $40.0 million in regulatory milestones achieved in December 2022 were added to the transaction price upon meeting the related milestone criteria. The remaining potential regulatory and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. We reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, as necessary, we adjust our estimate of the transaction price.

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million in regulatory milestone achieved in March 2024 was added to the transaction price upon meeting the related milestone criteria. The remaining potential regulatory and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. Any consideration associated with the Intermediate Inventory Obligation was excluded from the transaction price as the amount was fully constrained based on uncertainty surrounding available inventory on the Manufacturing Transition Date.

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

Recognition of Revenue

Commercialization revenue associated with the Initial Territory Obligation is recognized over the period during which the material right exists, which would end upon the Manufacturing Transition Date. Based on these considerations and our forecast of the timing and associated costs of the purchases related to the manufacture and supply of Ebvallo and estimated timing of technology transfer, we estimate the material right in the Initial Territory will exist for approximately one year. We reassess this evaluation each reporting period. Commercialization revenue associated with sales of Ebvallo to Pierre Fabre under the Initial Territory Obligation is deferred until we have performed the associated cell selection services, or once cell selection technology transfer to Pierre Fabre has been completed. At that point, Pierre Fabre would be able to utilize the Ebvallo it had purchased from us on its own.

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. We expect to recognize the remaining deferred revenue associated with the Additional Territory Obligation and the Process Sciences Obligation over a period of approximately one year and two years, respectively. We reassess this evaluation each reporting period. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We expect to recognize revenue associated with the Intermediate Inventory Obligation at a point in time on the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory transfers to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the three months ended March 31, 2024 was as follows:

(in thousands)
Deferred revenue, January 1, 2024	$115,395
Additions	35,154
Recognized into commercialization revenue	(26,676)
Deferred revenue March 31, 2024	123,873
Less: deferred revenue – current portion	(123,154)
Deferred revenue – long-term, March 31, 2024	$719

During the three months ended March 31, 2024, we recognized $9.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2024. Such costs were approximately $12.3 million for the three months ended March 31, 2024.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. At March 31, 2024, the annual effective interest rate was approximately 12%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the three months ended March 31, 2023:

(in thousands)
Liability related to sale of future revenues as of January 1, 2024	$35,076
Accretion of interest expense on liability related to sale of future revenues	1,046
Amortization of debt discount and debt issuance costs	17
Repayment of the liability	(25)
Liability related to the sale of future revenues as of March 31, 2024	36,114
Less: current portion classified within other accrued liabilities	(541)
Liability related to sale of future revenues - long-term	$35,573

7.
Restructuring

In November 2023, we announced a strategic reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the costs are cash expenditures and represent one-time termination benefits. As of March 31, 2024, $0.6 million of further payments are required for the November 2023 reduction in workforce, and we expect these payments to be made in the second quarter of 2024.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $4.8 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of March 31, 2024, approximately $1.8 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)	(in thousands)
Research and development expense	$3,394	$—
General and administrative expense	1,357	45
Total restructuring charges	$4,751	$45

The following restructuring liability activity was recorded in connection with the reductions in force for the three months ended March 31, 2024:

(in thousands)
Liability balance, January 1, 2024	$4,923
Restructuring charges	4,751
Cash payments	(6,641)
Non-cash settlements/adjustments	$(613)
Liability balance, March 31, 2024	$2,420

The liability balance as of March 31, 2024 and December 31, 2023 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

In March 2024, we terminated our license agreements with MSK to the ATA2271 and ATA3271 programs targeting mesothelin.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of March 31, 2024 and December 31, 2023, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. We further amended the CRL MSA to extend the term until the earlier of April 30, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2024 and December 31, 2023, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $3.5 million and $9.5 million against the minimum commitments for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and December 31, 2023, we have accrued $12.7 million and $11.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2024 and December 31, 2023.

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

9.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,945,026 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the three months ended March 31, 2024, and as of March 31, 2024, pre-funded warrants to purchase 2,527,266 shares of our common stock from the July 2019 underwritten public offering were outstanding.

As part of the May 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,866,961 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Additionally, as part of the December 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 2,040,816 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. These warrants were recorded as a component of stockholders' equity (deficit) within additional paid-in capital.

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the three months ended March 31, 2024. As of March 31, 2024, 968,383 and 1,384,709 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

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

No January 2024 pre-funded warrants were exercised during the three months ended March 31, 2024 and all 27,272,727 of the January 2024 pre-funded warrants remain outstanding as of March 31, 2024.

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

During the three months ended March 31, 2024, we sold an aggregate of 12,321,365 shares of common stock under the 2023 ATM Facility, at an average price of $0.77 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2024, $88.7 million of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

Equity Incentive Plans

Under the terms of the 2014 Equity Incentive Plan, as amended (the 2014 EIP), we may grant stock options, restricted stock awards (RSAs) and RSUs to employees, directors, consultants and other service providers.

RSUs generally vest over two to four years. We have granted performance-based RSUs to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to tab-cel regulatory milestones are achieved. The number of performance-based RSUs that ultimately vests depends upon if and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over three or four years and expire in seven to ten years. We have granted performance-based stock options to certain of our employees that provide for the issuance of a right to purchase a share of common stock if specified Company performance criteria related to tab-cel regulatory milestones are achieved. The vesting of performance-based stock options depends upon if and when the performance criteria are achieved, as well as the employee’s continuous service as defined in the 2014 EIP, through the date of vesting.

As of March 31, 2024, a total of 24,326,974 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards. The 2014 EIP expired March 31, 2024, after which no new awards can be granted. All awards granted prior to the 2014 EIP expiration continue to remain outstanding and governed in accordance with the rules set forth in the 2014 EIP and the terms of the associated grant notice.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 1,500,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of March 31, 2024, 4,433,902 shares of common stock were reserved for issuance under the Inducement Plan, of which 2,749,253 shares were available for future grant and 1,684,649 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	6,267,713	$6.32
Granted	12,347,597	$0.57
Forfeited	(584,211)	$5.07
Vested	(1,565,528)	$5.66
Balance as of March 31, 2024	16,465,571	$2.12

As of March 31, 2024, there was $29.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.8 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	10,719,651	$11.63	6.5	$—
Granted	412,500	0.44	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,586,099)	10.82	—	—
Balance as of March 31, 2024	9,546,052	$11.28	6.4	$89

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2024 and the exercise price of outstanding, in-the-money options. As of March 31, 2024, there was $11.5 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.5 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2024:

Total Shares Reserved
2014 Equity Incentive Plan	24,326,974
2018 Inducement Plan	4,433,902
2014 Employee Stock Purchase Plan	241,362
Total reserved shares of common stock	29,002,238

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$4,713	$6,770
General and administrative	3,684	4,994
Total stock-based compensation expense	$8,397	$11,764
10.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	March 31,	December 31,
	2024	2023
	(in thousands)
Raw Materials	$4,361	$2,335
Work-in-process	11,723	7,371
Total inventories	$16,084	$9,706

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$904	$904
Lab equipment	15,558	15,540
Machinery and equipment	572	572
Computer equipment and software	1,381	1,279
Furniture and fixtures	1,272	1,272
Construction in progress	20	158
Property and equipment, gross	19,707	19,725
Less: accumulated depreciation	(16,718)	(15,869)
Property and equipment, net	$2,989	$3,856

Depreciation expense was $0.9 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	March 31,	December 31,
	2024	2023
	(in thousands)
Accrued operating expenses	$18,203	$19,007
Current portion of operating lease liabilities	13,087	11,264
Current portion of finance lease liabilities	945	915
Other accrued liabilities	812	640
Total other current liabilities	$33,047	$31,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Union (EU) by the European Commission (EC) and for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA). We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). We are applying this one platform, that does not require TCR or human leukocyte antigen (HLA) gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EU and the UK under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in Phase 1 development is being developed as a potential best-in-class product intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform

In addition to the aforementioned strategic priorities, we also have a number of preclinical programs, including ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have paused development on ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS), while we explore strategic options for this asset.

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory) following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we

entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund L.P. (HCRx,) a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. We will also be entitled to receive an aggregate of up to $600.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $80.0 million in potential regulatory milestones through approval by the United States Food and Drug Administration (FDA) of a biologics license application (BLA) for tab-cel. Of the $80.0 million in potential regulatory milestones, we expect to receive $20.0 million in connection with BLA acceptance and up to $60.0 million in potential regulatory milestones in connection with BLA approval. We are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre Fabre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA, which transfer could potentially occur as early as the first quarter of 2025.

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

We and FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) entered into a Master Services and Supply Agreement (Fujifilm MSA), which became effective in April 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB.

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of April 30, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $4.8 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of March 31, 2024, approximately $1.8 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

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

•
In March 2024, we held a pre-BLA meeting with the FDA to discuss various aspects of our proposed BLA submission for tab-cel and we plan to submit the tab-cel BLA in the second quarter of 2024 as a monotherapy for the treatment of adult and pediatric patients two years of age and older with EBV+ PTLD who have received at least one prior therapy. For solid organ transplant patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate. The BLA includes pivotal and supportive data covering more than 430 patients treated with tab-cel across multiple diseases.
•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.

ATA3219

We are developing ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies and autoimmune diseases, leveraging our next-generation 1XX CAR co-stimulatory signaling domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing.

•
In February 2024, we received a Safe to Proceed letter from the FDA in response to our IND submission for use of ATA3219 as a monotherapy for the treatment of systemic lupus erythematosus (SLE) with kidney involvement (lupus nephritis (LN)) and we plan to initiate a Phase 1 study of ATA3219 as a monotherapy for the treatment of SLE with kidney involvement (LN) in the fourth quarter of 2024 (Phase 1 LN Study) with initial clinical data anticipated in the first half of 2025. We may potentially expand the Phase 1 LN Study into additional autoimmune indications via the same IND previously cleared for the Phase 1 LN study.

•
We plan to expand the Phase 1 LN Study and add a new cohort in severe SLE without lymphodepletion (LD) in Q4 2024 with initial clinical data anticipated in the second half of 2025. The elimination of LD is designed to further simplify the treatment regiment and to potentially provide a differentiated safety profile to patients without compromising efficacy which may improve patient access.
•
Preclinical data supporting the potential of ATA3219 in SLE is planned to be presented in poster presentation at the upcoming International Society for Cell & Gene Therapy meeting to be held May 29-June 1, 2024. The data demonstrate that ATA3219 CAR T cells led to complete CD19-specific B-cell depletion against SLE or multiple sclerosis patient peripheral blood mononuclear cells. This preclinical data also shows that ATA3219 CAR T cells, with its 1XX costimulatory domain, release lower levels of pro-inflammatory cytokines while maintaining cytotoxic function as potent as observed with autologous CAR T controls in response to stimulation with CD19+ target cells. Mitigating inflammatory cytokine release that is typically seen with standard CD19 CAR T signaling may lead to reduced toxicity and better tolerability if confirmed in clinical trials.
•
Our EBV CD19 CAR T program incorporates multiple clinically validated technologies designed for a memory phenotype, robust expansion, and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells contributing to functional persistence. We continue to make progress on the ATA3219 manufacturing process for scale-up.
•
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

Our CAR T immunotherapy pipeline includes ATA3431, an allogeneic, bispecific CAR directed against CD19 and CD20 for B-cell malignancies and autoimmune disease, leveraging our 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require gene TCR or HLA gene editing. Preclinical data presented at the American Society of Hematology 2023 demonstrated potential for potent antitumor activity, long-term persistence, and superior tumor growth inhibition compared to an autologous CD19/CD20 CAR T benchmark. We are progressing toward an IND submission and expect to file an IND submission for ATA3431 in the second half of 2025.

We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We also retain the rights to ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS). We have paused development on ATA188 while we explore strategic options for this asset. We have also discontinued some programs and will return the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK.

We believe our platform will have utility beyond the current set of targets to which it has been directed. We continue to evaluate additional product candidates, including those derived from collaborations with our partners. We also continue to evaluate opportunities to license or acquire additional product candidates or technologies to enhance our existing platform.

Manufacturing

In April 2022, we entered into the Fujifilm MSA, which could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our product and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase our product and product candidates exclusively from FDB.

We also work with CRL pursuant to the CRL MSA. CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of April 30, 2024 or upon receipt of certain batches of our product and intermediates. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Our net losses were $31.8 million and $74.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2024, our cash, cash equivalents and short-term investments totaled $46.2 million, which we intend to use to fund our operations.

Revenues

We have only just begun to generate commercialization revenues under the A&R Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees, the milestone payment and amounts recognized from the sale of zero-cost inventories for which all performance obligations are complete, and is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory under the A&R Commercialization Agreement until the applicable royalty cap under the HCRx Agreement is met, if at all, or until regulatory approval is achieved in the US or for another market within the Additional Territory.

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, will fluctuate from period to period as a result of the timing and number of inventory purchases by Pierre Fabre, royalties from sales by Pierre Fabre potential milestone achievement, any potential regulatory approvals and the timing of manufacturing and cell selection technology transfer to Pierre Fabre.

Cost of Commercialization Revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. The majority of tab-cel (Ebvallo) sold to Pierre Fabre to date had been produced prior to receiving regulatory approval. Costs incurred to produce tab-cel (Ebvallo) prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive income (loss). As we sell Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo shipments, cost of commercialization revenue includes direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2024 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Commercialization revenue	$27,357	$884	$26,473
License and collaboration revenue	—	342	(342)
Total revenue	$27,357	$1,226	$26,131

Commercialization revenues were $27.4 million for the three months ended March 31, 2024, as compared to $0.9 million in the comparative 2023 period. The increase in the 2024 period was primarily due to revenue recognized as a result of the additional performance obligations identified pursuant to the A&R Commercialization Agreement, including $12.3 million in fees related to transition plan activities, and the acceleration of the recognition period of the existing performance obligation related to the Initial Territory from the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Cost of commercialization revenue	$1,985	$216	$1,769

Cost of commercialization revenue was $2.0 million for the three months ended March 31, 2024, as compared to $0.2 million in the comparative 2023 period. The increase was primarily related to adjustments to reflect inventory at net realizable value. Prior to receiving EC regulatory approval for Ebvallo in the EU in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory. The majority of commercialization revenue recognized to date relates to zero cost inventories.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Program-specific expenses
Tab-cel® expenses	$6,510	$3,972	$2,538
ATA188 expenses	2,049	5,899	(3,850)
CAR T and other program expenses	2,146	2,590	(444)
Non program-specific expenses
Employee and overhead expenses	32,650	46,626	(13,976)
Other non program-specific expenses	2,151	3,069	(918)
Total research and development expenses	$45,506	$62,156	$(16,650)

Tab-cel expenses were $6.5 million in the three months ended March 31, 2024, as compared to $4.0 million in the comparative 2023 period. The increase was primarily driven by expenses in support of tab-cel process science and BLA filing activities. Pursuant to the A&R Commercialization Agreement, Pierre Fabre is required to pay us for the majority of these tab-cel expenses incurred.

ATA188 expenses were $2.0 million for the three months ended March 31, 2024, as compared to $5.9 million in the comparative 2023 period. The decrease was primarily due to pausing all clinical trial, development and manufacturing activities related to ATA188 following the announcement in November 2023 that the Phase 2 EMBOLD clinical trial did not meet its primary endpoint. We expect ATA188 expenses to continue to decline in 2024, as we complete the close-out activities of the Phase 2 EMBOLD clinical trial.

CAR T and other program expenses were $2.1 million in the three months ended March 31, 2024, materially consistent with the $2.6 million in the comparative 2023 period.

Non program-specific expenses were $34.8 million in the three months ended March 31, 2024, as compared to $49.7 million in the comparative 2023 period. The decrease was primarily due to lower CMO expenses driven by a decrease in amounts accrued related to minimum commitments, as well as lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force. Relative to the 2023 comparative period, for the three months ended March 31, 2024, payroll and related costs decreased by $6.1 million; facility-related costs remained materially consistent; outside services costs decreased by $8.2 million; and other non-program specific costs decreased by $0.9 million.

General and administrative expenses

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
General and administrative expenses	$11,113	$13,872	$(2,759)

General and administrative expenses were $11.1 million in the three months ended March 31, 2024, as compared to $13.9 million in the comparative 2023 period. The decrease in the 2024 period was primarily due to lower payroll and related costs as a result of the November 2023 and January 2024 reductions in force.

Other income (expense), net

	Three Months Ended March 31,
			Increase
	2024	2023	(Decrease)
	(in thousands)
Interest income	$604	$1,802	$(1,198)
Interest expense	(1,153)	(1,336)	183
Other income (expense), net	68	(197)	265
Total other income (expense), net	$(481)	$269	$(750)

Interest income was $0.6 million in the three months ended March 31, 2024, as compared to $1.8 million in the comparative 2023 period. The decrease in the 2024 period was primarily due to lower balances of cash, cash equivalents and available-for-sale securities.

Interest expense and other income (expense), net remained materially consistent with the comparative period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Research, Development and License Agreement with Bayer (Bayer License Agreement) that terminated in 2022 and the A&R Commercialization Agreement and the sale of our manufacturing facility located in Thousand Oaks, California (ATOM Facility) to FDB in 2022.

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

During the three months ended March 31, 2024, we sold an aggregate of 12,321,365 shares of common stock under the 2023 ATM Facility, at an average price of $0.77 per share for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues from the A&R Commercialization Agreement, following the December 2022 EU regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We do not maintain any meaningful milestone or royalty payments from Pierre Fabre relative to the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations, strategic alliances and partnering arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2023 ATM Facility, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies or grant licenses or other rights on terms that are not favorable to us.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury and corporate debt obligations.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$35,087	$25,841
Short-term investments	11,152	25,884
Total cash, cash equivalents and short-term investments	$46,239	$51,725

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,612)	$(38,429)
Investing activities	14,717	(6,007)
Financing activities	24,141	235
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,246	$(44,201)

Operating activities

Net cash used in operating activities was $29.6 million in the three months ended March 31, 2024 as compared to $38.4 million in the comparative 2023 period. The decrease of $8.8 million was primarily due to lower operating expenditures, including lower cash compensation-related costs from a decrease in headcount resulting from the November 2023 reduction in force, partially offset by lower cash received from Pierre Fabre for upfront and milestone payments pursuant to the A&R Commercialization Agreement.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2024 consisted primarily of $14.8 million received from maturities and sales of available-for-sale securities. Net cash used in investing activities in the comparative 2023 period primarily consisted of $67.9 million used to purchase available-for-sale securities, partially offset by $62.3 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2024 primarily consisted of $15.0 million of proceeds received from the issuance of prefunded warrants in a direct registered offering and $9.4 million of net proceeds received from the 2023 ATM Facility, partially offset by $0.2 million in principal payments on finance lease obligations. Net cash provided by financing activities in the comparative 2023 period consisted primarily of $0.6 million of net proceeds received from the 2021 ATM Facility, partially offset by $0.3 million in principal payments on finance lease obligations.

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

Our existing cash, cash equivalents and short-term investments as of March 31, 2024 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with clinical research organizations for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2024, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EU and the UK and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the three months ended March 31, 2024, we reported a net loss of $31.8 million.

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

To date, we have generated only limited revenues from commercialization. We have obtained regulatory approval for one product, Ebvallo, in the EU and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EU and the UK) to Pierre Fabre under the A&R Commercialization Agreement and we have sold certain royalty and milestone interests for the Initial Territory, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the A&R Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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

We expect that our existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. As of March 31, 2024, we had total cash, cash equivalents and short-term investments of $46.2 million. Our existing cash, cash equivalents and short-term investments as of March 31, 2024 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions, including the uncertainties surrounding our receipt of certain anticipated payments, raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

We plan to seek required additional capital, and may do so through a variety of means, including through private and public equity offerings and debt financings. For example, in December 2022, we sold certain of our royalty and milestone interests related to the Initial Territory under the Pierre Fabre Commercialization Agreement, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if existing holders of warrants exercise their rights to purchase common stock, the ownership interest of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. To the extent equity valuations, including the trading price of our common stock, are depressed as a result of economic disruptions or other uncertainties, for example due to rising inflationary pressures, the war in Ukraine, the war in the Middle East or other factors, the potential magnitude of this dilution will increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses or other rights on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development efforts for our product candidates, grant to others the rights to develop and market product candidates that we would otherwise prefer to develop ourselves or take other actions that are adverse to our business.

If we continue to fail to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

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

If we do not regain compliance with the Bid Price Requirement by the Compliance date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to (i) transfer to the Nasdaq Capital Market, (ii) provide written notice of our intention to cure the deficiency during the additional 180 calendar day compliance period, by effecting a reverse stock split, if necessary, and (iii) and meet the continued listing requirement for market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, which requirements include, among other things, a minimum stockholders’ equity of at least $4 million. At March 31, 2024, we reported total stockholders’ deficit of $98.3 million, which is below the stockholders’ equity requirement under the applicable standards.

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
•
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

Risks Related to the Development of Our Product and Product Candidates

We have one approved product, Ebvallo, which is currently approved only in the EU and the UK, and we are generally early in our development efforts, with only a small number of product candidates in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed.

We have one approved product, Ebvallo, which is currently approved only in the EU and the UK and we are generally early in our development efforts, and only a small number of our product candidates are in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of our product and product candidates, if approved, will depend heavily on the successful development, manufacture and our partners' eventual commercialization of our product and product candidates.

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

Our future success is dependent on the marketing authorization of our product candidates.

We only have one product, Ebvallo, that has gained marketing authorization, with approval currently only in the EU and the UK. Our prioritized clinical-stage product candidates include tab-cel (tabelecleucel) in the U.S. and ATA3219. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

Neither we nor our partners can commercialize product candidates in the U.S. without first obtaining marketing authorization for the product candidates from the FDA; similarly, neither we nor our partners can commercialize product candidates outside of the U.S. without obtaining marketing authorization from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure stability, safety, purity and potency.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supports our plan to submit the tab-cel BLA in the second quarter of 2024. The FDA may not accept the planned BLA submission with the current clinical dataset if the application is deemed incomplete for any reason. Furthermore, the FDA ultimately may not approve the BLA submission based on the data provided, including a concern that the current clinical dataset is insufficient. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA approval for tab-cel. If the FDA determines that the data package included in the original BLA submission is insufficient and issues a Complete Response Letter, this would result in a considerable delay to a subsequent BLA submission or could lead us not to pursue a BLA submission at all. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a new clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA approval, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise, including the COVID-19 pandemic); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to postpone temporarily routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. The FDA has since adjusted its inspection activities in response to the COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspection activities to ensure the safety of its employees and regulated firms. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. In July 2022, FDA published draft guidance outlining its policies regarding remote regulatory assessments. On May 11, 2023, the COVID-19 Public Health Emergency (PHE) declared under the Public Health Services (PHS) Act expired. It is unclear how FDA’s and other health agencies’ policies and guidance will impact any inspections of our facilities or clinical trial sites involved with our clinical studies.

If we do obtain approval for a product candidate marketing application, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. We have multiple clinical trials of our product candidates currently ongoing. If an adverse safety issue or other adverse finding occurs in one or more of our clinical trials, including those that could result in a clinical hold, such events could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate is approved by the FDA and comparable foreign regulatory authorities, the approval might contain significant limitations related to use for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

Our T-cell immunotherapy product and product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialize or secure payor coverage of our product candidates.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (IND) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. Assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary in connection with the review of such a BLA by the FDA.

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

Ebvallo was approved under the exceptional circumstances regulatory pathway by the EMA and the MHRA; therefore, continuation of the Ebvallo marketing authorizations in the EU and the UK are subject to annual reassessments. The annual reassessments will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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
•
non-compliance with the deadline for transition to CTIS under the new EU Clinical Trial Regulation, including with the CTIS transparency rules, which will become applicable on June 18, 2024 and which will require adapting business processes of clinical trial sponsors; or

•
changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expires on April 30, 2024. While we are in active negotiations with CRL for an amendment to further extend the term of the CRL MSA and a new commercial manufacturing agreement, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinicians, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals, changes to the standard of care and diagnosis rates or scientific understanding of disease burden may change the estimated incidence or prevalence of these diseases, and the number of patients who could benefit from our products may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, for our product, tab-cel, we have initially pursued marketing authorization for a patient population that suffers from aggressive EBV+PTLD and has failed rituximab or rituximab plus chemotherapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes or if there are other disruptive factors that reduce PTLD incidence, such as changes in immunosuppression regimens or treatment of re-activated viremia, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a 2021 11th Circuit decision, Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in which the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that that the orphan-drug exclusivity for the drug developed by Catalyst Pharmaceuticals, Inc. (Catalyst) blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in application of orphan drug exclusivity to products on the market. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospect.

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

Although we have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, this designation may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Despite tab-cvel's BTD status, after we submit the tab-cel BLA, the FDA may raise issues and pose questions to us that may delay their acceptance of the BLA, or if we are unable to address issues or adequately respond to questions, may result in a refusal to accept the BLA. Even if the FDA accepts the BLA, priority review may not be granted. Additionally, BTD status is not considered in the FDA's decision to approve or not approve a product candidate.

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

A Fast Track designation by the FDA may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

We may seek fast track designation for one or more of our future product candidates. If a drug or biological product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA fast track designation for a particular indication. We may seek fast track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates, even if such a designation has been granted to similar products. Marketing applications submitted by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a fast track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw fast track designation at any time, including if it believes that the designation is no longer supported by data from our clinical development program.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expires on April 30, 2024. While we are in active negotiations with CRL for an amendment to further extend the CRL MSA and a new commercial manufacturing agreement, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under the CRL MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. We also have non-cancellable minimum purchase commitments for products and services in certain of our agreements with our CMOs, if we do not fulfill such minimum purchase commitments, we will need to pay such CMOs the difference between the applicable minimum purchase commitment and our actual purchases of products and services for a given period. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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
•
the availability of coverage and adequate reimbursement from, and our commercialization partners' ability to negotiate pricing with, third-party payors and government authorities;
•
relative convenience and ease of administration;
•
the ability to achieve a pricing and reimbursement recommendation or commercial agreement with national payors; and
•
the effectiveness of our commercialization partners' sales and marketing efforts.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product and product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Effective January 1, 2024, manufacturers' Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the FY 2032 sequestration order is in effect. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including, most notably: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; and on March 26, 2024, releasing a list of 41 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of April 1, 2024 to June 30, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

There have also been administrative developments in the U.S. related to drug pricing. For example, on February 2, 2022, the Biden Administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden's Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. On September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation that included methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare. On October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the Department of Health and Human Services issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state

Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

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

There are currently six autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah®(tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s CarvyktiTM (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

As of March 31, 2024, we had 173 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From January 1, 2023 through March 31, 2024, the reported sale price of our common stock has fluctuated between $0.20 and $5.64 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

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

If we choose to rely on any of these reporting and disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to many other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure or not having an independent review and attestation of our internal control over financial reporting, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge.

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

Restrictions under applicable federal and state healthcare laws and regulations that may affect certain business arrangements and our ability to operate include, but are not limited to, the following:

•
the federal healthcare Anti-Kickback Statute, a criminal law that governs, for example, our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
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
•
the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, among others to track and report annually to CMS information related to payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives and U.S. teaching hospitals, and ownership and investment interests held by U.S.-licensed physicians and their immediate family members;
•
state and foreign laws and regulations that are analogous to, and may be broader in scope than, the federal laws and regulations described in this risk factor, such as state anti-kickback and false claims laws, may apply to sales or marketing or other arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers;
•
state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives; and some other state laws require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA; and
•
state laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be "high cost."

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

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems have been subject to and remain vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. For example, in March 2021, MSK provided notice that MSK was one of many customers impacted by a data breach at Accellion, Inc., which provides a document-sharing system. MSK subsequently notified us that certain documents related to one of our discontinued programs were subject to the breach, which compromise we deemed immaterial. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, we and our third party service providers frequently defend against and respond to cyberattacks, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

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

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022

4.1	Form of Pre-Funded Warrant	8-K	001-36548	4.1	01/08/2024

10.1+	Amendment No. 8 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated March 31, 2024					X

10.2	Form of Securities Purchase Agreement	8-K	001-36548	10.1	01/08/2024

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.					X

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
Date: May 9, 2024

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)