Form 10-Q
period 2024-06-30
Atara Biotherapeutics, Inc.
filed 2024-08-12
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of outstanding shares of the Registrant’s Common Stock as of August 6, 2024 was 4,915,049 shares.

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
•
the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the expectations about the timing of approvals for a biologics license application (BLA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
•
the potential indications for our product and product candidates;
•
commercialization of tab-cel (Ebvallo™ in the United Kingdom (UK), the European Economic Area (EEA) and Switzerland) worldwide and our amended and restated Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement (Ebvallo in the UK, the EEA and Switzerland subject to the Purchase and Sale Agreement with HCR Molag Fund, L.P.);
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
•
we have one approved product, Ebvallo, in the EEA, the UK and Switzerland. We are generally early in our development efforts and have only one product candidate in clinical development, and all of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,314	$25,841
Short-term investments	3,978	25,884
Restricted cash	146	146
Accounts receivable	2,422	34,108
Inventories	18,749	9,706
Other current assets	5,801	6,184
Total current assets	62,410	101,869
Property and equipment, net	2,317	3,856
Operating lease assets	48,948	54,935
Other assets	3,609	4,844
Total assets	$117,284	$165,504

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,253	$3,684
Accrued compensation	7,269	11,519
Accrued research and development expenses	2,014	17,364
Deferred revenue	107,582	77,833
Other current liabilities	26,149	31,826
Total current liabilities	148,267	142,226
Deferred revenue – long-term	567	37,562
Operating lease liabilities – long-term	38,703	45,693
Liability related to the sale of future revenues – long-term	36,448	34,623
Other long-term liabilities	4,167	4,631
Total liabilities	228,152	264,735

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2024 and December 31, 2023; 4,904 and 4,258 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,909,097	1,870,123
Accumulated other comprehensive (loss) income	(14)	(204)
Accumulated deficit	(2,019,951)	(1,969,150)
Total stockholders’ equity (deficit)	(110,868)	(99,231)
Total liabilities and stockholders’ equity (deficit)	$117,284	$165,504

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercialization revenue	$28,640	$793	$55,997	$1,677
License and collaboration revenue	—	164	—	506
Total revenue	28,640	957	55,997	2,183
Costs and operating expenses:
Cost of commercialization revenue	4,627	2,895	6,612	3,111
Research and development expenses	33,332	56,141	78,838	118,297
General and administrative expenses	8,912	13,335	20,025	27,207
Total costs and operating expenses	46,871	72,371	105,475	148,615
Loss from operations	(18,231)	(71,414)	(49,478)	(146,432)
Other income (expense), net:
Interest income	450	1,695	1,054	3,497
Interest expense	(1,262)	(1,378)	(2,415)	(2,714)
Other income (expense), net	(6)	(10)	62	(207)
Total other income (expense), net	(818)	307	(1,299)	576
Loss before provision for (benefit from) income taxes	(19,049)	(71,107)	(50,777)	(145,856)
Provision for (benefit from) income taxes	—	1	24	23
Net income (loss)	$(19,049)	$(71,108)	$(50,801)	$(145,879)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	41	304	190	1,134
Comprehensive income (loss)	$(19,008)	$(70,804)	$(50,611)	$(144,745)

Basic and diluted net loss per common share	$(3.10)	$(16.91)	$(8.64)	$(34.89)

Basic and diluted weighted-average shares outstanding	6,143	4,204	5,883	4,181

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	—	$14,823	—	—	14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
RSU settlements, net of shares withheld	63	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	4,814	$—	$1,902,649	$(55)	$(2,000,902)	$(98,308)
RSU settlements, net of shares withheld	81	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	9	—	113	—	—	113
Stock-based compensation expense	—	—	6,336	—	—	6,336
Net (loss) income	—	—	—	—	(19,049)	(19,049)
Unrealized gain (loss) on available-for-sale securities	—	—	—	41	—	41
Balance as of June 30, 2024	4,904	$—	$1,909,097	$(14)	$(2,019,951)	$(110,868)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2023	3,837	$—	$1,821,731	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	6	—	590	—	—	590
RSU settlements, net of shares withheld	19	—	(93)	—	—	(93)
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net (loss) income	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	3,862	$—	$1,833,992	$(1,237)	$(1,767,795)	$64,960
Exercise of pre-funded warrants	116	—	—	—	—	—
RSU settlements, net of shares withheld	43	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	23	—	747	—	—	747
Stock-based compensation expense	—	—	12,552	—	—	12,552
Net (loss) income	—	—	—	—	(71,108)	(71,108)
Unrealized gain (loss) on available-for-sale securities	—	—	—	304	—	304
Balance as of June 30, 2023	4,044	$-	$1,847,290	$(933)	$(1,838,903)	$7,454

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(50,801)	$(145,879)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	14,733	24,316
Depreciation and amortization expense	2,721	2,415
Accretion of liability related to sale of future revenues	2,093	2,456
Amortization (accretion) of investment premiums (discounts)	27	(1,106)
Non-cash operating lease expense	5,987	5,827
Other non-cash items, net	99	100
Changes in operating assets and liabilities:
Accounts receivable	31,686	39,714
Inventories	(9,043)	(6,275)
Other current assets	269	169
Other assets	68	(110)
Accounts payable	1,573	(2,780)
Accrued compensation	(4,250)	(5,103)
Accrued research and development expenses	(15,350)	(4,255)
Other current liabilities	(7,592)	3,685
Deferred revenue	(7,246)	2,514
Operating lease liabilities	(5,231)	(7,021)
Other long-term liabilities	—	108
Net cash used in operating activities	(40,257)	(91,225)
Investing activities
Purchases of short-term investments	—	(83,647)
Proceeds from maturities and sales of short-term investments	22,069	128,020
Purchases of property and equipment	(156)	(898)
Net cash provided by (used in) investing activities	21,913	43,475
Financing activities
Proceeds from sale of pre-funded warrants to purchase common stock in a registered direct offering, net	14,823	—
Proceeds from issuance of common stock through ATM facilities, net	9,348	590
Proceeds from employee stock awards	113	747
Taxes paid related to net share settlement of restricted stock units	—	(94)
Principal payments on finance lease obligations	(460)	(524)
Other financing activities, net	(7)	(13)
Net cash provided by financing activities	23,817	706
Increase (decrease) in cash, cash equivalents and restricted cash	5,473	(47,044)
Cash, cash equivalents and restricted cash at beginning of period	25,987	93,088
Cash, cash equivalents and restricted cash at end of period	$31,460	$46,044
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$—	$108

Supplemental cash flow disclosure
Cash paid for interest	$359	$218
Cash paid for income taxes	$24	$2

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

We have several T-cell immunotherapies in clinical development and are progressing multiple next-generation allogeneic chimeric antigen receptor T-cell (CAR T) programs. Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

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

June 2024 Reverse Stock Split

At our annual meeting of stockholders held on June 10, 2024, the stockholders of Atara approved a proposal to authorize our Board of Directors (the Board) to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on June 10, 2024 and, on June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. All equity related information including per share amounts for all periods presented in these condensed consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

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

Going Concern

We have incurred operating losses since inception and we expect that existing cash, cash equivalents and short-term investments as of June 30, 2024, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement in 2024 and 2025, such payments are contingent upon the successful acceptance and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements to certain income tax disclosures, most notably the income tax rate reconciliation and income taxes paid. We will adopt the amendments effective for the fiscal year ending December 31, 2025. We do not expect the adoption of this standard will have a material impact on our disclosures.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of June 30,
	2024	2023
Unvested RSUs	521,718	390,905
Vested and unvested options	310,515	539,803
ESPP share purchase rights	—	4,565
Total	832,233	935,273

4.
Financial Instruments

Our financial assets are measured at fair value on a recurring basis using the following hierarchy to prioritize valuation inputs, in accordance with applicable U.S. GAAP:

Level 1: Quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data such as quoted prices, interest rates and yield curves.

Level 3: Inputs that are unobservable data points that are not corroborated by market data.

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$12,965	$—	$—	$12,965
U.S. Treasury obligations	Level 2	17,372	—	—	$17,372
Corporate debt obligations	Level 2	3,992	—	(14)	$3,978
Total available-for-sale securities		34,329	—	(14)	34,315
Less: amounts classified as cash equivalents		(30,337)	—	—	(30,337)
Amounts classified as short-term investments		$3,992	$—	$(14)	$3,978

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,376	$—	$—	$14,376
U.S. Treasury obligations	Level 2	9,928	1	—	9,929
Corporate debt obligations	Level 2	26,089	—	(205)	25,884
Total available-for-sale securities		50,393	1	(205)	50,189
Less: amounts classified as cash equivalents		(24,304)	(1)	—	(24,305)
Amounts classified as short-term investments		$26,089	$—	$(205)	$25,884

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2024		As of December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$34,329	$34,315	$50,393	$50,189
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$34,329	$34,315	$50,393	$50,189

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of June 30, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three and six months ended June 30, 2024 and 2023, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, accrued interest receivable was $0.1 million and $0.3 million, respectively. We have not written off any accrued interest receivables during the three and six months ended June 30, 2024 and 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$31,314	$25,841
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$31,460	$25,987

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

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for Ebvallo on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant in the Additional Territory, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $580.0 million in additional payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. We will be eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel in the Additional Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel on a country-by-country basis.

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

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million regulatory milestone achieved in March 2024 was added to the transaction price upon meeting the related milestone criteria. The remaining potential regulatory and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration.

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

Deferred revenue activity related to commercialization revenue for the six months ended June 30, 2024 was as follows:

(in thousands)
Deferred revenue, January 1, 2024	$115,395
Additions	46,268
Recognized into commercialization revenue	(53,514)
Deferred revenue June 30, 2024	108,149
Less: deferred revenue – current portion	(107,582)
Deferred revenue – long-term, June 30, 2024	$567

During the six months ended June 30, 2024, we recognized $20.8 million of revenue that was included in the deferred revenue balance as of December 31, 2023.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2024. Such costs were $10.3 million and $22.6 million for the three and six months ended June 30, 2024, respectively.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. On June 30, 2024, the annual effective interest rate was approximately 11%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the six months ended June 30, 2024:

(in thousands)
Liability related to sale of future revenues as of January 1, 2024	$35,076
Accretion of interest expense on liability related to sale of future revenues	2,093
Amortization of debt discount and debt issuance costs	34
Repayment of the liability	(71)
Liability related to the sale of future revenues as of June 30, 2024	37,132
Less: current portion classified within other accrued liabilities	(684)
Liability related to sale of future revenues - long-term	$36,448

7.
Restructuring

In November 2023, we announced a strategic reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the costs are cash expenditures and represent one-time termination benefits. As of June 30, 2024, $0.1 million of further separation benefits are required for the November 2023 reduction in workforce.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of June 30, 2024, approximately $0.8 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development expense	$356	$—	$3,750	$—
General and administrative expense	—	—	1,357	45
Total restructuring charges	$356	$—	$5,107	$45

The following restructuring liability activity was recorded in connection with the reductions in force for the six months ended June 30, 2024:

(in thousands)
Liability balance, January 1, 2024	$4,923
Restructuring charges	5,107
Cash payments	(8,533)
Non-cash settlements/adjustments	(613)
Liability balance, June 30, 2024	$884

The liability balance as of June 30, 2024 and December 31, 2023 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of June 30, 2024 and December 31, 2023, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. We further amended the CRL MSA to extend the term until the earlier of August 31, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2024 and December 31, 2023, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $3.2 million and $6.7 million against the minimum commitments for the three and six months ended June 30, 2024, respectively, and we incurred $3.8 million and $13.3 million against the minimum commitments for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, and December 31, 2023, we have accrued $2.5 million and $11.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2024 and December 31, 2023.

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

9.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the six months ended June 30, 2024, and as of June 30, 2024, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

As part of the May 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 114,678 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. Additionally, as part of the December 2020 underwritten public offering, we issued and sold pre-funded warrants to purchase 81,632 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3. These warrants were recorded as a component of stockholders' equity (deficit) within additional paid-in capital.

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the six months ended June 30, 2024. As of June 30, 2024, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the Maximum Ownership Percentage to any other percentage not to exceed 19.99%.

No January 2024 pre-funded warrants were exercised during the six months ended June 30, 2024 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of June 30, 2024.

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

During the six months ended June 30, 2023, we sold an aggregate of 5,917 shares of common stock under the 2021 ATM Facility, at an average price of $116.00 per share, for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us.

During the six months ended June 30, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2024, $88.7 million of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

Equity Incentive Plans

In June 2024, we adopted the 2024 Equity Incentive Plan (the 2024 EIP), under which we may grant stock options, restricted stock awards (RSAs) and RSUs to employees, directors, consultants and other service providers. The 2014 Equity Incentive Plan, as amended (2014 EIP), expired March 31, 2024, after which no new awards can be granted from it. All awards granted prior to the 2014 EIP expiration continue to remain outstanding and governed in accordance with the rules set forth in the 2014 EIP and the terms of the associated grant notice. To the extent forfeited, cancelled or expired, certain awards granted under the 2014 EIP will become available for grant under the 2024 EIP.

RSUs generally vest over two to four years. We have granted performance-based RSUs to certain of our employees that provide for the issuance of common stock if specified Company performance criteria related to tab-cel regulatory milestones are achieved. The number of performance-based RSUs that ultimately vests depends upon if and which performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP and 2024 EIP, through the date of vesting. The fair value of performance-based RSUs is determined as the closing stock price on the date of grant.

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over three or four years and expire in seven to ten years. We have granted performance-based stock options to certain of our employees that provide for the issuance of a right to purchase a share of common stock if specified Company performance criteria related to tab-cel regulatory milestones are achieved. The vesting of performance-based stock options depends upon if and when the performance criteria are achieved, as well as the employee’s continuous service as defined in the 2014 EIP and 2024 EIP, through the date of vesting.

As of June 30, 2024, a total of 819,558 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of June 30, 2024, a total of 294,882 shares of common stock were reserved for issuance under the 2024 EIP, of which all were available for grant.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (2014 ESPP), which permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares.

As of June 30, 2024, 174,694 shares of common stock were reserved for issuance under the Inducement Plan, of which 115,339 shares were available for future grant and 59,355 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	250,709	$158.00
Granted	494,590	$14.32
Forfeited	(45,968)	$100.74
Vested	(144,393)	$97.61
Balance as of June 30, 2024	554,938	$50.40

As of June 30, 2024, there was $23.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.5 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	428,786	$290.75	6.5	$—
Granted	16,500	11.00	—	—
Exercised	—	—	—	—
Forfeited or expired	(121,311)	357.74	—	—
Balance as of June 30, 2024	323,975	$251.42	7.0	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2024 and the exercise price of outstanding, in-the-money options. As of June 30, 2024, there was $9.3 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.5 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2024:

Total Shares Reserved
2014 Equity Incentive Plan	819,558
2018 Inducement Plan	174,694
2024 Equity Incentive Plan	294,882
2014 Employee Stock Purchase Plan	40,190
Total reserved shares of common stock	1,329,324

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$3,314	$7,195	$8,027	$13,965
General and administrative	3,022	5,357	6,706	10,351
Total stock-based compensation expense	$6,336	$12,552	$14,733	$24,316

10.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	June 30,	December 31,
	2024	2023
	(in thousands)
Raw Materials	$3,642	$2,335
Work-in-process	15,107	7,371
Total inventories	$18,749	$9,706

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$904	$904
Lab equipment	15,564	15,540
Machinery and equipment	572	572
Computer equipment and software	1,381	1,279
Furniture and fixtures	1,272	1,272
Construction in progress	26	158
Property and equipment, gross	19,719	19,725
Less: accumulated depreciation	(17,402)	(15,869)
Property and equipment, net	$2,317	$3,856

Depreciation expense was $0.7 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	June 30,	December 31,
	2024	2023
	(in thousands)
Accrued operating expenses	$11,187	$19,007
Current portion of operating lease liabilities	13,024	11,264
Current portion of finance lease liabilities	975	915
Other accrued liabilities	963	640
Total other current liabilities	$26,149	$31,826

11. Subsequent Event

On August 9, 2024, we agreed to sell certain intermediates used in the manufacture of Ebvallo to Pierre Fabre for $15.5 million, transferring title and risk of loss to these intermediates in advance of the Manufacturing Transition Date. We expect to receive payment from Pierre Fabre in September 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). We are applying this one platform, that does not require TCR or human leukocyte antigen (HLA) gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EEA, the UK, and Switzerland under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in Phase 1 development is being developed as a potential best-in-class product intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX co-stimulatory domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform

In addition to the aforementioned strategic priorities, we also have a number of preclinical programs, including ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have paused development on ATA188, an allogeneic T-cell immunotherapy targeting EBV antigens believed to be important for the potential treatment of multiple sclerosis (MS), while we explore strategic options for this asset.

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

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $580.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $60.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of August 31, 2024 or upon receipt of certain batches of our product and product candidates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of June 30, 2024, approximately $0.8 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

Pipeline

Ebvallo™ / Tab-cel®

Our most advanced T-cell immunotherapy program, tab-cel, is approved for commercial sale and use in the EEA, the UK and Switzerland under the proprietary name Ebvallo. We continue to advance development of tab-cel in the U.S. in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE). Tab-cel has received Breakthrough Therapy Designation (BTD) in the U.S. for the treatment of patients with EBV+ PTLD after hematopoietic cell transplants (HCT) who have failed rituximab and orphan drug designation in the U.S. and UK for the treatment of patients with EBV+ PTLD following HCT or solid organ transplants (SOT).

•
In May 2024, we submitted the tab-cel BLA as a monotherapy for the treatment of adult and pediatric patients two years of age and older with EBV+ PTLD who have received at least one prior therapy. For solid organ transplant patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate. The data package for the BLA included pivotal and supportive data covering more than 430 patients treated with tab-cel across multiple diseases.
•
In July 2024, the FDA accepted the tab-cel BLA and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025.
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

•
We plan to initiate a Phase 1 study of ATA3219 as a monotherapy for the treatment of systemic lupus erythematosus (SLE) with kidney involvement (lupus nephritis (LN)) in the fourth quarter of 2024 (Phase 1 LN

Study) with initial clinical data anticipated in the middle of 2025. We may potentially expand the Phase 1 LN Study into additional autoimmune indications via the same IND previously cleared for the Phase 1 LN study.
•
We plan to expand the Phase 1 LN Study and add a new cohort in severe SLE without lymphodepletion (LD) in the fourth quarter of 2024 with initial clinical data anticipated in the middle of 2025. The elimination of LD is designed to further simplify the treatment regimen and to potentially provide a differentiated safety profile to patients without compromising efficacy which may improve patient access.
•
Preclinical data supporting the potential of ATA3219 in SLE was presented in poster presentation at the International Society for Cell & Gene Therapy meeting held May 29-June 1, 2024. The data demonstrate that ATA3219 CAR T cells led to complete CD19-specific B-cell depletion against SLE or multiple sclerosis patient peripheral blood mononuclear cells. This preclinical data also shows that ATA3219 CAR T cells, with its 1XX costimulatory domain, release lower levels of pro-inflammatory cytokines while maintaining cytotoxic function as potent as observed with autologous CAR T controls in response to stimulation with CD19+ target cells. Mitigating inflammatory cytokine release that is typically seen with standard CD19 CAR T signaling may lead to reduced toxicity and better tolerability if confirmed in clinical trials.
•
Our EBV CD19 CAR T program incorporates multiple clinically validated technologies designed for a memory phenotype, robust expansion, and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells contributing to functional persistence. We continue to make progress on the ATA3219 manufacturing process for scale-up.
•
We continue to open sites and to initiate enrollment in our multi-center, Phase 1 open-label, dose escalation clinical trial for ATA3219 in NHL, including large B-cell lymphomas, follicular lymphoma, or mantle cell lymphoma, with initial clinical data anticipated in the first quarter of 2025.

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

We also work with CRL pursuant to the CRL MSA. CRL provides manufacturing services for our product and certain intermediates. We further amended the CRL MSA to extend the term until the earlier of August 31, 2024 or upon receipt of certain batches of our product and intermediates. We are currently in negotiations with CRL for a new commercial drug product supply agreement to be effective upon the expiration of the CRL MSA. However, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Our net losses were $50.8 million and $145.9 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2024, our cash, cash equivalents and short-term investments totaled $35.3 million, which we intend to use to fund our operations.

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

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, will fluctuate from period to period as a result of the timing and amount of inventory purchases by Pierre Fabre, royalties from sales by Pierre Fabre, any potential regulatory approvals or milestone achievements and the timing of manufacturing and cell selection technology transfer to Pierre Fabre.

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

Research and Development Expenses

The largest component of our total operating expenses since inception has been our investment in research and development activities, including the preclinical and clinical development of our product candidates. Research and development expenses consist primarily of compensation and benefits for research and development and regulatory support employees, including stock-based compensation; expenses incurred under agreements with contract research organizations and investigative sites that conduct preclinical and clinical studies; the costs of acquiring and manufacturing clinical study materials and other supplies, including expenses incurred under agreements with CMOs for the manufacture of product candidates prior to receiving regulatory approval to manufacture commercial product in a qualified manufacturing facility; payments under licensing and research and development agreements; other outside services and consulting costs; and certain information technology and overhead expenses. Research and development costs are expensed as incurred.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for executive, legal, human resources, finance and other general and administrative employees, including stock-based compensation; professional services costs, including legal, patent, human resources, audit fees, tax and accounting services; other outside services; consulting costs; and certain information technology and overhead expenses.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest expense recorded in connection with the HCRx Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2024 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$28,640	$793	$27,847	$55,997	$1,677	$54,320
License and collaboration revenue	—	164	(164)	—	506	(506)
Total revenue	$28,640	$957	$27,683	$55,997	$2,183	$53,814

Commercialization revenues were $28.6 million and $56.0 million for the three and six months ended June 30, 2024, respectively, as compared to $0.8 million and $1.7 million in the respective comparative 2023 periods. The increases in the 2024 periods were primarily due to revenue recognized as a result of the additional performance obligations identified pursuant to the A&R Commercialization Agreement, including $11.5 million and $23.8 million in fees related to transition plan activities, for the three and six months ended June 30, 2024, respectively, and the acceleration of the recognition period of the existing performance obligation related to the Initial Territory from the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$4,627	$2,895	$1,732	$6,612	$3,111	$3,501

Cost of commercialization revenue was $4.6 million and $6.6 million for the three and six months ended June 30, 2024, respectively, as compared to $2.9 million and $3.1 million in the respective comparative 2023 periods. The balances in the respective periods were primarily related to adjustments to reflect inventory at net realizable value. Prior to receiving EC regulatory approval for Ebvallo in the EEA in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory. The majority of commercialization revenue recognized to date associated with the sale of Ebvallo has related to zero cost inventories.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Program-specific expenses
Tab-cel® expenses	$5,326	$4,518	$808	$11,836	$8,490	$3,346
ATA188 expenses	274	5,974	(5,700)	2,323	11,873	(9,550)
CAR T and other program expenses	2,751	2,644	107	4,897	5,234	(337)
Non program-specific expenses
Employee and overhead expenses	23,781	39,203	(15,422)	56,431	85,829	(29,398)
Other non program-specific expenses	1,200	3,802	(2,602)	3,351	6,871	(3,520)
Total research and development expenses	$33,332	$56,141	$(22,809)	$78,838	$118,297	$(39,459)

Tab-cel expenses were $5.3 million and $11.8 million in the three and six months ended June 30, 2024, respectively, as compared to $4.5 million and $8.5 million in the respective comparative 2023 periods. The increases were primarily driven by expenses in support of tab-cel process science and BLA filing activities. Pursuant to the A&R Commercialization Agreement, Pierre Fabre is required to pay us for the majority of these tab-cel expenses incurred.

ATA188 expenses were $0.3 million and $2.3 million in the three and six months ended June 30, 2024, respectively, as compared to $6.0 million and $11.9 million in the respective comparative 2023 periods. The decreases were due to pausing all clinical trial, development and manufacturing activities related to ATA188 following the announcement in November 2023 that the Phase 2 EMBOLD clinical trial did not meet its primary endpoint. We expect ATA188 expenses to continue to decline in 2024, as we complete the close-out activities of the Phase 2 EMBOLD clinical trial.

CAR T and other program expenses were $2.8 million and $4.9 million in the three and six months ended June 30, 2024, respectively, materially consistent with the $2.6 million and $5.2 million in the respective comparative 2023 periods.

Non program-specific expenses were $25.0 million and $59.8 million in the three and six months ended June 30, 2024, respectively, as compared to $43.0 million and $92.7 million in the respective comparative 2023 periods. The decreases were primarily due to lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force, as well as lower CMO expenses driven by a decrease in amounts accrued related to minimum commitments. Relative to the 2023 comparative period, for the three months ended June 30, 2024, payroll and related costs decreased by $11.9 million; facility-related costs decreased by $1.4 million; outside services costs decreased by $2.2 million; and other non-program specific costs decreased by $2.6 million. Relative to the 2023 comparative period, for the six months ended June 30, 2024, payroll and related costs decreased by $17.9 million; facility-related costs decreased by $1.1 million; outside services costs decreased by $10.4 million; and other non-program specific costs decreased by $3.5 million.

General and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$8,912	$13,335	$(4,423)	$20,025	$27,207	$(7,182)

General and administrative expenses were $8.9 million and $20.0 million in the three and six months ended June 30, 2024, respectively, as compared to $13.3 million and $27.2 million in the respective comparative 2023 periods. The decreases in the 2024 periods were primarily due to lower payroll and compensation-related costs as a result of the November 2023 and January 2024 reductions in force.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Interest income	$450	$1,695	$(1,245)	$1,054	$3,497	$(2,443)
Interest expense	(1,262)	(1,378)	116	(2,415)	(2,714)	299
Other income (expense), net	(6)	(10)	4	62	(207)	269
Total other income (expense), net	$(818)	$307	$(1,125)	$(1,299)	$576	$(1,875)

Interest income was $0.5 million and $1.1 million in the three and six months ended June 30, 2024, respectively, as compared to $1.7 million and $3.5 million in the respective comparative 2023 periods. The decreases in the 2024 periods were primarily due to lower balances of cash, cash equivalents and available-for-sale securities.

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

During the six months ended June 30, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

We have incurred losses and negative cash flows from operations in each year since inception and have only just begun to generate commercialization revenues from the A&R Commercialization Agreement, following the December 2022 EU regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments from Pierre Fabre relative to the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding and other collaborations, strategic alliances and partnering arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2023 ATM Facility, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies or grant licenses or other rights on terms that are not favorable to us.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury and corporate debt obligations.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$31,314	$25,841
Short-term investments	3,978	25,884
Total cash, cash equivalents and short-term investments	$35,292	$51,725

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(40,257)	$(91,225)
Investing activities	21,913	43,475
Financing activities	23,817	706
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,473	$(47,044)

Operating activities

Net cash used in operating activities was $40.3 million in the six months ended June 30, 2024 as compared to $91.2 million in the comparative 2023 period. The decrease of $51.0 million was primarily due to lower operating expenditures, including lower cash compensation-related costs from a decrease in headcount resulting from the November 2023 and January 2024 reductions in force, with the remaining variance due to changes in net working capital.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2024 consisted primarily of $22.1 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the comparative 2023 period primarily consisted of $128.0 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2024 primarily consisted of $14.8 million of net proceeds received from the issuance of pre-funded warrants in a direct registered offering and $9.3 million of net proceeds received from the 2023 ATM Facility. Net cash provided by financing activities in the comparative 2023 period consisted primarily of $0.7 million from employee stock award transactions and $0.6 million of net proceeds received from the 2021 ATM Facility, partially offset by $0.5 million in principal payments on finance lease obligations.

Operating Capital Requirements and Plan of Operations

We expect that existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the receipt of future payments that are dependent upon the successful acceptance and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding to finance our planned operations in the long-term.

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

Our existing cash, cash equivalents and short-term investments as of June 30, 2024 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2024, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EAA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the six months ended June 30, 2024, we reported a net loss of $50.8 million.

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

To date, we have generated only limited revenues from commercialization. We have obtained regulatory approval for one product, Ebvallo, in the EEA, Switzerland and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EEA, Switzerland and the UK) to Pierre Fabre under the A&R Commercialization Agreement and we have sold certain royalty and milestone interests for the Initial Territory, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the A&R Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability to:

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

We expect that our existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful acceptance and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. As of June 30, 2024, we had total cash, cash equivalents and short-term investments of $35.3 million. Our existing cash, cash equivalents and short-term investments as of June 30, 2024 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions, including the uncertainties surrounding our receipt of certain anticipated payments, raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Risks Related to the Development of Our Product and Product Candidates

We have one approved product, Ebvallo, which is currently approved in the European Economic Area (EEA), the UK, and Switzerland. Besides Ebvallo, we are generally early in our development efforts, with only one product candidate in clinical development. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed.

We have one approved product, Ebvallo, which is currently approved in the EEA, the UK, and Switzerland. We are generally early in our development efforts, with only one product candidate in clinical development. The majority of our product candidates are currently in preclinical development. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of our product and product candidates, if approved, will depend heavily on the successful development, manufacture and our partners' eventual commercialization of our product and product candidates.

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

We only have one product, Ebvallo, that has gained marketing authorization, with approval currently in the EEA, the UK, and Switzerland. Our prioritized clinical-stage product candidates include tab-cel (tabelecleucel) in the U.S. and ATA3219. Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to find a partner who can successfully commercialize our product candidates in a timely manner.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The EC has approved the MAA for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which marketing authorization is granted when “comprehensive data cannot be obtained even after authorization.” The MHRA and Swissmedic approved the marketing application for Ebvallo leveraging the EMA assessment. Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the risk/benefit profile of Ebvallo is determined not to be acceptable based on new clinical or post-marketing data, the EC, MHRA, or Swissmedic may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supported our plan to submit the tab-cel BLA in the second quarter of 2024. The BLA was submitted in May 2024, and the FDA accepted the BLA submission in July 2024 and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. Although the FDA has accepted and granted priority review for the submitted tab-cel BLA, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will need to be prepared to undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. The FDA ultimately may not approve the BLA based on the data provided, including a concern that the current clinical dataset is insufficient. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA approval for tab-cel. If the FDA determines that the data package included in the original BLA submission is insufficient and issues a Complete Response Letter, this would result in a considerable delay to a subsequent BLA submission or could lead us not to pursue a BLA submission at all. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a new clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA approval, can support only a more limited indication than that for which we initially applied.

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

If we do obtain approval for a product candidate marketing application, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA, MHRA, Swissmedic and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as our novel T-cell product candidates and next-generation CAR T programs, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators may require for approval of our therapies. If an adverse safety issue or other adverse finding occurs in one or more of our clinical trials, including those that could result in a clinical hold, such events could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate is approved by the FDA and comparable foreign regulatory authorities, the approval might contain significant limitations related to use for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

Our T-cell immunotherapy product and product candidates and our next-generation CAR T programs represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialize or secure payor coverage of our product candidates.

Our future success is dependent on the successful development and commercialization of T-cell immunotherapies and our next-generation CAR T programs in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product and product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including but not limited to:

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

The results of preclinical studies or earlier clinical studies are not necessarily predictive of future results. Our existing product candidate in clinical studies, and any other product candidate we advance into clinical studies, may not have favorable results in later clinical studies or receive regulatory approval.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (IND) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. Assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary in connection with the review of the BLA by the FDA.

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

Ebvallo was approved under the exceptional circumstances regulatory pathway by the EMA, with the subsequent MHRA and Swissmedic approvals leveraging the EU assessment. Therefore, continuation of the Ebvallo marketing authorizations in the EAA, the UK, and Switzerland are subject to annual reassessments. The annual reassessments will determine whether the Ebvallo marketing authorizations should be maintained, changed, or suspended based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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
•
non-compliance with the deadline for transition to CTIS under the new EU Clinical Trial Regulation, including with the CTIS transparency rules, which became applicable on June 18, 2024 and which will require adapting business processes of clinical trial sponsors; or
•
changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expires on August 31, 2024. While we are in active negotiations with CRL for a new commercial manufacturing agreement, there can be no assurance that we will be able to enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA, the EMA, and the MHRA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU and the UK. The EU and UK exclusivity periods can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. These periods may be reduced in the EU based on a new applicable legal framework, currently under review by the European Parliament and Council. Orphan drug exclusivity may be lost if the FDA, EMA or MHRA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a demonstration of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was approved. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease.

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

Although we have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, this designation may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Even though the FDA has accepted and granted priority review for the tab-cel BLA submission, BTD status is not considered in the FDA's decision to approve or not approve a product candidate.

PRIME designation supports the development and accelerated review by the EMA of new therapies to treat patients with unmet medical need. Despite this designation and the associated opportunity for accelerated assessment, the EMA may decide that additional time is needed for the MAA review and convert the MAA to a standard review timeline. For example, the EMA converted the tab-cel MAA review timeline from accelerated to standard, despite tab-cel's PRIME designation.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activity at this CMO. We continue to work with the CMO to investigate and remediate contamination issues, but can make no assurance regarding such remediation efforts. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

We are dependent on Pierre Fabre for the commercialization of tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide, including the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into the A&R Commercialization Agreement for tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide for EBV-positive cancers and are in the process of negotiating amendments to certain ancillary agreements as contemplated by the A&R Commercialization Agreement to further advance our partnership with Pierre Fabre. The closing of the A&R Commercialization Agreement occurred in December 2023. As a result, we are entirely dependent on Pierre Fabre for marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel. The timing and amount of any milestone and royalty payments we may receive under the A&R Commercialization Agreement, as well as the commercial success of tab-cel, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization of tab-cel by Pierre Fabre.

Under the terms of the A&R Commercialization Agreement, if we receive US BLA approval for tab-cel in patients with EBV+ PTLD, we are required to transfer the BLA to Pierre Fabre. Pierre Fabre will be responsible for obtaining all other regulatory approvals and maintaining all regulatory approvals. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the A&R Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to comply with regulatory requirements and maintain the US BLA (if approved), the EEA, Switzerland and UK marketing authorizations and other regulatory approvals and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement with respect to the Initial Territory.

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

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements – both that we own or possess or that are owned or possessed by our partners and are in-licensed to us – to protect the intellectual property related to our technology, product and product candidates. When we refer to “our” technologies, inventions, patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we in-license, many of which are critical to our intellectual property protection and our business. For example, the product, product candidates and platform technology we have licensed from our partners are protected primarily by patent or patent applications of our partners that we have licensed and as confidential know-how and trade secrets. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

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

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from being issued as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product and product candidates in the U.S. or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover our product and product candidates, third parties may still challenge the validity, enforceability or scope thereof, which may result in these patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable.

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

We and our partners have filed a number of patent applications covering our product and product candidates or methods of using or making the product and those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product or product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other non-U.S. patent offices.

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

If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, product and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. If any issued third party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product or product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonably terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including, most notably: on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; and on June 26, 2024, releasing a list of 64 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2024 to September 30, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

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

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD and MS, are well established and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third party payors may encourage the use of generic products or specific branded products. We expect that our product and our product candidates, if approved, will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.

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

As of June 30, 2024, we had 165 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2023 through June 30, 2024, the reported sale price of our common stock has fluctuated between $4.97 and $141.00 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Our principal stockholders own a significant portion of our outstanding common stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock. The interests of our significant stockholders may not always coincide with the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which might affect the market price for our common stock.

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. On August 12, 2024, we announced that Pascal Touchon, our President and Chief Executive Officer, is stepping down effective September 9, 2024. Dr. Touchon is expected to remain a member of our board of directors, and AnhCo “Cokey” Nguyen, our Chief Scientific and Technical Officer, will become our President and Chief Executive Officer. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. In addition, we may not be able to effectively transition members of our management, including transitioning Dr. Nguyen into the position of President and Chief Executive Officer.

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
•
state laws that require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives;
•
state laws that require the protection of the privacy and security of health information, which may differ from each other in significant ways and often are not preempted by HIPAA; and
•
state laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be "high cost."

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

The UK GDPR also imposes similar restrictions on transfers of personal information from the UK to jurisdictions that the UK Government does not consider “adequate”, including the U.S. It should also be noted that the UK Government has published its own form of EU SCCs known as the UK International Data Transfer Agreement together with an International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State of Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (UK Adequacy Regulations). Personal information may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. HIPAA imposes requirements to protect the privacy and security of protected health information (PHI) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. HHS’ Office for Civil Rights (OCR), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the Privacy Rule). HHS has also adopted data security regulations that require Covered Entities (including health care providers) and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices).

Numerous state and certain other federal laws protect the confidentiality of health information and other personal information, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the CPRA amendments to the CCPA became fully operative. The California Privacy Rights Act amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level. While these new laws generally include exemptions for HIPAA-covered data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. While these laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State passed the “My Health My Data Act” with respect to “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health” and which will go into effect in 2024 with additional privacy rights and compliance obligations.

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC recently published an advance notice of proposed rulemaking on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The FTC’s rulemaking may create change throughout the economy and broader data ecosystem. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. Additionally, in 2021, the OCR has issued a Notice of Proposed Rulemaking, which propose a number of changes to the HIPAA Privacy Rule, with updates to the HIPAA Privacy Rule expected in the near future.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

10.1	Amendment No. 9 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated April 30, 2024+					X

10.2	Amendment No. 10 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated May 31, 2024+					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.					X

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
Date: August 12, 2024

	By:	/s/ Pascal Touchon
Pascal Touchon
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)