Form 10-Q
period 2024-09-30
Atara Biotherapeutics, Inc.
filed 2024-11-12
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of outstanding shares of the Registrant’s Common Stock as of November 6, 2024 was 5,759,750 shares.

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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,453	$25,841
Short-term investments	20,736	25,884
Restricted cash	146	146
Accounts receivable	1,335	34,108
Inventories	13,980	9,706
Other current assets	9,205	6,184
Total current assets	91,855	101,869
Property and equipment, net	1,661	3,856
Operating lease assets	45,833	54,935
Other assets	3,357	4,844
Total assets	$142,706	$165,504

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,146	$3,684
Accrued compensation	7,768	11,519
Accrued research and development expenses	6,077	17,364
Deferred revenue	116,344	77,833
Other current liabilities	23,644	31,826
Total current liabilities	155,979	142,226
Deferred revenue – long-term	470	37,562
Operating lease liabilities – long-term	35,243	45,693
Liability related to the sale of future revenues – long-term	37,584	34,623
Other long-term liabilities	3,969	4,631
Total liabilities	233,245	264,735

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2024 and December 31, 2023; 5,740 and 4,258 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	1,951,298	1,870,123
Accumulated other comprehensive (loss) income	22	(204)
Accumulated deficit	(2,041,860)	(1,969,150)
Total stockholders’ equity (deficit)	(90,539)	(99,231)
Total liabilities and stockholders’ equity (deficit)	$142,706	$165,504

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercialization revenue	$40,190	$2,020	$96,187	$3,697
License and collaboration revenue	—	118	—	624
Total revenue	40,190	2,138	96,187	4,321
Costs and operating expenses:
Cost of commercialization revenue	7,602	2,615	14,214	5,726
Research and development expenses	43,924	56,888	122,762	175,185
General and administrative expenses	10,421	12,247	30,446	39,454
Total costs and operating expenses	61,947	71,750	167,422	220,365
Loss from operations	(21,757)	(69,612)	(71,235)	(216,044)
Other income (expense), net:
Interest income	459	1,218	1,513	4,715
Interest expense	(1,183)	(1,395)	(3,598)	(4,109)
Other income (expense), net	555	(27)	617	(234)
Total other income (expense), net	(169)	(204)	(1,468)	372
Loss before provision for (benefit from) income taxes	(21,926)	(69,816)	(72,703)	(215,672)
Provision for (benefit from) income taxes	(17)	(19)	7	4
Net income (loss)	$(21,909)	$(69,797)	$(72,710)	$(215,676)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	36	362	226	1,496
Comprehensive income (loss)	$(21,873)	$(69,435)	$(72,484)	$(214,180)

Basic and diluted net loss per common share	$(2.93)	$(16.40)	$(11.34)	$(51.27)

Basic and diluted weighted-average shares outstanding	7,466	4,256	6,414	4,207

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	—	$14,823	—	—	14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
RSU settlements, net of shares withheld	63	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	4,814	$—	$1,902,649	$(55)	$(2,000,902)	$(98,308)
RSU settlements, net of shares withheld	81	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	9	—	113	—	—	113
Stock-based compensation expense	—	—	6,336	—	—	6,336
Net (loss) income	—	—	—	—	(19,049)	(19,049)
Unrealized gain (loss) on available-for-sale securities	—	—	—	41	—	41
Balance as of June 30, 2024	4,904	$—	$1,909,097	$(14)	$(2,019,951)	$(110,868)
Issuance of common stock and pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $220	759	$1	$35,779			35,780
RSU settlements, net of shares withheld	77	—	—	—	—	—
Stock-based compensation expense	—	—	6,422	—	—	6,422
Net (loss) income	—	—	—	—	(21,909)	(21,909)
Unrealized gain (loss) on available-for-sale securities	—	—	—	36	—	36
Balance as of September 30, 2024	5,740	$1	$1,951,298	$22	$(2,041,860)	$(90,539)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2023	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2023	3,837	$—	$1,821,731	$(2,067)	$(1,693,024)	$126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $97	6	—	590	—	—	590
RSU settlements, net of shares withheld	19	—	(93)	—	—	(93)
Stock-based compensation expense	—	—	11,764	—	—	11,764
Net (loss) income	—	—	—	—	(74,771)	(74,771)
Unrealized gain (loss) on available-for-sale securities	—	—	—	830	—	830
Balance as of March 31, 2023	3,862	$—	$1,833,992	$(1,237)	$(1,767,795)	$64,960
Exercise of pre-funded warrants	116	—	—	—	—	—
RSU settlements, net of shares withheld	43	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	23	—	747	—	—	747
Stock-based compensation expense	—	—	12,552	—	—	12,552
Net (loss) income	—	—	—	—	(71,108)	(71,108)
Unrealized gain (loss) on available-for-sale securities	—	—	—	304	—	304
Balance as of June 30, 2023	4,044	$-	$1,847,290	$(933)	$(1,838,903)	$7,454
RSU settlements, net of shares withheld	33	—	—	—	—	—
Stock-based compensation expense	—	—	11,143	—	—	11,143
Net (loss) income	—	—	—	—	(69,797)	(69,797)
Unrealized gain (loss) on available-for-sale securities	—	—	—	362	—	362
Balance as of September 30, 2023	4,077	$-	$1,858,433	$(571)	$(1,908,700)	$(50,838)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(72,710)	$(215,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	21,155	35,459
Depreciation and amortization expense	3,951	3,624
Accretion of liability related to sale of future revenues	3,180	3,729
Amortization (accretion) of investment premiums (discounts)	(30)	(1,320)
Non-cash operating lease expense	9,102	8,847
Other non-cash items, net	(340)	148
Changes in operating assets and liabilities:
Accounts receivable	32,773	40,058
Inventories	(4,274)	(5,005)
Other current assets	(3,135)	920
Other assets	(254)	(119)
Accounts payable	(1,537)	(319)
Accrued compensation	(3,751)	(3,229)
Accrued research and development expenses	(11,287)	(1,024)
Other current liabilities	(10,446)	607
Deferred revenue	1,419	540
Operating lease liabilities	(8,062)	(9,953)
Other long-term liabilities	—	142
Net cash used in operating activities	(44,246)	(142,571)
Investing activities
Purchases of short-term investments	(19,665)	(83,647)
Proceeds from maturities and sales of short-term investments	25,069	198,723
Purchases of property and equipment	(156)	(1,179)
Proceeds from sale of property and equipment	—	25
Net cash provided by (used in) investing activities	5,248	113,922
Financing activities
Proceeds from sale of common stock and pre-funded warrants in registered direct offerings, net	50,813	—
Proceeds from issuance of common stock through ATM facilities, net	9,348	590
Proceeds from employee stock awards	113	747
Taxes paid related to net share settlement of restricted stock units	—	(94)
Principal payments on finance lease obligations	(657)	(732)
Other financing activities, net	(7)	(13)
Net cash provided by financing activities	59,610	498
Increase (decrease) in cash, cash equivalents and restricted cash	20,612	(28,151)
Cash, cash equivalents and restricted cash at beginning of period	25,987	93,088
Cash, cash equivalents and restricted cash at end of period	$46,599	$64,937
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$—	$20
Accrued costs related to registered direct offering	$210	$—
Supplemental cash flow disclosure
Cash paid for interest	$497	$332
Cash paid for income taxes	$24	$2

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

Going Concern

We have incurred operating losses since inception and we expect that existing cash, cash equivalents and short-term investments as of September 30, 2024, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement in 2025, such payments are contingent upon the approval of the tab-cel BLA, which is dependent upon the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 9; and/or strategic transactions. We may need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, all disclosure requirements under the guidance are required for public entities with a single reportable segment and are to be applied retrospectively to all periods presented. We will adopt the amendments effective for the fiscal year ending December 31, 2024, and for interim periods within fiscal years beginning January 1, 2025. The adoption of ASU 2023-07 will not have a material impact on our consolidated financial statements and will consist of the inclusion of additional disclosures related to our single reportable segment in the notes to the consolidated financial statements. The amendments in this update do not affect the recognition, measurement or financial statement presentation of expenses.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of September 30,
	2024	2023
Unvested RSUs	495,996	338,244
Vested and unvested options	263,788	491,521
ESPP share purchase rights	34,511	18,942
Total	794,295	848,707

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$23,334	$—	$—	$23,334
U.S. Treasury obligations	Level 2	40,472	24	—	$40,496
Corporate debt obligations	Level 2	1,497	—	(2)	$1,495
Commercial paper	Level 2	495	—	—	$495
Total available-for-sale securities		65,798	24	(2)	65,820
Less: amounts classified as cash equivalents		(45,077)	(7)	—	(45,084)
Amounts classified as short-term investments		$20,721	$17	$(2)	$20,736

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,376	$—	$—	$14,376
U.S. Treasury obligations	Level 2	9,928	1	—	9,929
Corporate debt obligations	Level 2	26,089	—	(205)	25,884
Total available-for-sale securities		50,393	1	(205)	50,189
Less: amounts classified as cash equivalents		(24,304)	(1)	—	(24,305)
Amounts classified as short-term investments		$26,089	$—	$(205)	$25,884

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2024		As of December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$65,798	$65,820	$50,393	$50,189
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$65,798	$65,820	$50,393	$50,189

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of September 30, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three and nine months ended September 30, 2024 and 2023, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, accrued interest receivable was $0.1 million and $0.3 million, respectively. We have not written off any accrued interest receivables during the three and nine months ended September 30, 2024 and 2023.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$46,453	$25,841
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$46,599	$25,987

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

In August 2024, we sold certain intermediates used in the manufacture of Ebvallo to Pierre Fabre for $15.5 million, transferring title and risk of loss to these intermediates in advance of the Manufacturing Transition Date, which guarantees Pierre Fabre supply and control of intermediates to be used in the production of Ebvallo. We received payment for these intermediates in September 2024.

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

Identification of the Promises and Performance Obligations

We identified four performance obligations under the A&R Commercialization Agreement, consisting of the following material promises:

(1)
the transfer of intellectual property rights in the form of a license in the Initial Territory, the obligation to participate in the JSC, the manufacture and supply of Ebvallo, a material right for purchases associated with the manufacture and supply of Ebvallo, and the performance of cell-selection services. We concluded that the individual promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa, since Pierre Fabre is not capable of carrying out the manufacturing and supply and cell selection services on their own, until the transfer of the related technologies occur. Consequently, these promises represent a single performance obligation, collectively referred to as the Initial Territory Obligation.
(2)
the transfer of intellectual property rights in the form of a license in the Additional Territory, the manufacture and supply of tab-cel and the performance of cell-selection services, as well as the promises to transfer the related technologies, and perform certain development, safety, regulatory and information technology transition services.

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

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million regulatory milestone achieved in March 2024 and the $20.0 million regulatory milestone achieved in July 2024 were added to the transaction price upon meeting the related milestone criteria. The remaining potential regulatory and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration.

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

Recognition of Revenue

Commercialization revenue associated with the Initial Territory Obligation is recognized over the period during which the material right exists, which would end upon the Manufacturing Transition Date. Based on these considerations and our forecast of the timing and associated costs of the purchases related to the manufacture and supply of Ebvallo and estimated timing of technology transfer, we estimate the material right in the Initial Territory will exist for approximately one year. We reassess this evaluation each reporting period. Commercialization revenue associated with sales of Ebvallo and intermediate inventory to Pierre Fabre is deferred until we have performed the associated manufacturing of finished Ebvallo product inventory and cell selection services, or once manufacturing and cell selection technology transfers to Pierre Fabre have been completed. At that point, Pierre Fabre would be able to utilize the inventory it had purchased from us on its own.

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

Deferred revenue activity related to commercialization revenue for the nine months ended September 30, 2024 was as follows:

(in thousands)
Deferred revenue, January 1, 2024	$115,395
Additions	94,520
Recognized into commercialization revenue	(93,101)
Deferred revenue September 30, 2024	116,814
Less: deferred revenue – current portion	(116,344)
Deferred revenue – long-term, September 30, 2024	$470

During the nine months ended September 30, 2024, we recognized 31.4 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the three and nine months ended September 30, 2024, we recognized revenue of $8.8 million related to performance obligations partially satisfied in prior periods related to changes in the transaction price upon achievement of development milestones.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024. Such costs were $11.1 million and $33.8 million for the three and nine months ended September 30, 2024, respectively.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future payments to be received by HCRx. On September 30, 2024, the annual effective interest rate was approximately 11%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the nine months ended September 30, 2024:

(in thousands)
Liability related to sale of future revenues as of January 1, 2024	$35,076
Accretion of interest expense on liability related to sale of future revenues	3,180
Amortization of debt discount and debt issuance costs	52
Repayment of the liability	(132)
Liability related to the sale of future revenues as of September 30, 2024	38,176
Less: current portion classified within other accrued liabilities	(592)
Liability related to sale of future revenues - long-term	$37,584

7.
Restructuring

In November 2023, we announced a strategic reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of September 2024, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of September 30, 2024, approximately $0.2 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development expense	$—	$—	$3,750	$—
General and administrative expense	—	—	1,357	45
Total restructuring charges	$—	$—	$5,107	$45

The following restructuring liability activity was recorded in connection with the reductions in force for the nine months ended September 30, 2024:

(in thousands)
Liability balance, January 1, 2024	$4,923
Restructuring charges	5,107
Cash payments	(9,157)
Non-cash settlements/adjustments	(666)
Liability balance, September 30, 2024	$207

The liability balance as of September 30, 2024 and December 31, 2023 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of September 30, 2024 and December 31, 2023, there were no material outstanding obligations for milestones and royalties under our license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021.

Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain of our product candidates. The CRL MSA expired on August 31, 2024. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and for a new commercial drug product supply agreement. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2024 and December 31, 2023, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs.

We have incurred $3.0 million and $9.7 million against the minimum commitments for the three and nine months ended September 30, 2024, respectively, and we incurred $2.8 million and $16.1 million against the minimum commitments for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, and December 31, 2023, we have accrued $3.2 million and $11.2 million, respectively, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2024 and December 31, 2023.

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

During the third quarter of 2024, MSK sent us a notice alleging that under the terms of our license agreements with MSK, MSK is entitled to $6.0 million of sub-licensing fees as a result of the $60.0 million we received from Pierre Fabre related to the Additional Territory upfront and milestone payments in 2024 pursuant to the A&R Commercialization Agreement. We do not believe we owe the $6.0 million to MSK under the terms of our license agreements with MSK and plan to enter into evaluative non-binding mediation with MSK to potentially resolve this disagreement. We paid the $6.0 million to MSK under protest in the third quarter of 2024 in order to proceed with the dispute process per the terms of the license agreements. We recorded this cost in research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss) during the three and nine months ended September 30, 2024. There is no guarantee we will reach a favorable outcome in the mediation or on this matter and we may owe a portion of future milestones we receive from Pierre Fabre to MSK.

9.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the 2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the nine months ended September 30, 2024, and as of September 30, 2024, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the nine months ended September 30, 2024. As of September 30, 2024, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the January 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%.

In September 2024, we issued and sold 758,900 shares of common stock at an offering price of $8.25 per share and pre-funded warrants to purchase 3,604,780 shares of common stock at an offering price of $8.2499 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $36.0 million, resulting in net proceeds of $35.8 million after deducting estimated offering expenses payable by us.

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%.

No January 2024 or September 2024 pre-funded warrants were exercised during the nine months ended September 30, 2024 and all 1,090,907 of the January 2024 pre-funded warrants and all 3,604,780 of the September 2024 pre-funded warrants remain outstanding as of September 30, 2024.

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

During the nine months ended September 30, 2023, we sold an aggregate of 5,917 shares of common stock under the 2021 ATM Facility, at an average price of $116.00 per share, for gross proceeds of $0.7 million and net proceeds of $0.6 million, after deducting commissions and other offering expenses payable by us.

During the nine months ended September 30, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2024, $88.7 million of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

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

As of September 30, 2024, a total of 695,311 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of September 30, 2024, a total of 343,901 shares of common stock were reserved for issuance under the 2024 EIP, of which all were available for grant.

In February 2018, we adopted the 2018 Inducement Plan (the Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of September 30, 2024, 172,819 shares of common stock were reserved for issuance under the Inducement Plan, of which 119,857 shares were available for future grant and 52,962 shares were subject to outstanding options and RSUs.

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (2014 ESPP), which permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	250,709	$158.00
Granted	545,490	$13.80
Forfeited	(57,303)	$94.14
Vested	(221,496)	$81.00
Balance as of September 30, 2024	517,400	$46.01

As of September 30, 2024, there was $18.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.5 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	428,786	$290.75	6.5	$—
Granted	16,500	11.00	—	—
Exercised	—	—	—	—
Forfeited or expired	(169,413)	357.61	—	—
Balance as of September 30, 2024	275,873	$232.96	7.0	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2024 and the exercise price of outstanding, in-the-money options. As of September 30, 2024, there was $7.0 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.3 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2024:

Total Shares Reserved
2014 Equity Incentive Plan	695,311
2018 Inducement Plan	172,819
2024 Equity Incentive Plan	343,901
2014 Employee Stock Purchase Plan	40,190
Total reserved shares of common stock	1,252,221

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$2,877	$6,758	$10,904	$20,723
General and administrative	3,545	4,385	10,251	14,736
Total stock-based compensation expense	$6,422	$11,143	$21,155	$35,459

10.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	September 30,	December 31,
	2024	2023
	(in thousands)
Raw Materials	$1,652	$2,335
Work-in-process	12,328	7,371
Total inventories	$13,980	$9,706

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$930	$904
Lab equipment	15,553	15,540
Machinery and equipment	572	572
Computer equipment and software	1,381	1,279
Furniture and fixtures	1,272	1,272
Construction in progress	—	158
Property and equipment, gross	19,708	19,725
Less: accumulated depreciation	(18,047)	(15,869)
Property and equipment, net	$1,661	$3,856

Depreciation expense was $0.6 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $2.2 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued operating expenses	$8,059	$19,007
Current portion of operating lease liabilities	13,652	11,264
Current portion of finance lease liabilities	1,006	915
Other accrued liabilities	927	640
Total other current liabilities	$23,644	$31,826

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). We are applying this one platform, that does not require TCR or human leukocyte antigen (HLA) gene editing, to create a robust pipeline. Our strategic priorities are:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EEA, the UK, and Switzerland under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases; and
•
ATA3219: Allogeneic CAR T targeting CD19, currently in Phase 1 development is being developed as a potential best-in-class product intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX signaling domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform.

In addition to the aforementioned strategic priorities, we also have a number of preclinical programs, including ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. We have stopped development on ATA188, an allogeneic T-cell immunotherapy targeting multiple sclerosis (MS).

Our T-cell immunotherapy platform is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We select the appropriate set of cells for use based on a patient’s unique immune profile. We estimate that only four and six unique ATA3219 lots will be needed to cover approximately 90% of U.S. NHL and lupus patients, respectively. One of our contract manufacturing organizations (CMOs) has completed commercial production qualification activities for tab-cel commercialization in the EEA and is in the process of completing commercial production qualification activities in the US. Another of our CMOs is currently in the process of completing commercial production qualification activities for tab-cel in the EEA. We continue to manufacture inventory according to Pierre Fabre’s commercial product supply strategy.

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

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre Fabre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA, which transfer could potentially occur as early as the first quarter of 2025. Any delays in completing the manufacturing transfer to Pierre Fabre will cause us to incur additional costs in order to meet our supply obligations.

In August 2024, we sold certain intermediates used in the manufacture of Ebvallo to Pierre Fabre for $15.5 million, transferring title and risk of loss to these intermediates in advance of the Manufacturing Transition Date. We received payment for these intermediates in September 2024.

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

We also work with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. Pursuant to the CRL MSA, CRL provides manufacturing services for our product and certain intermediates. The CRL MSA expired on August 31, 2024. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and for a new commercial drug product supply agreement. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of September 2024, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of September 30, 2024, approximately $0.2 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

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
•
In July 2024, the FDA accepted the tab-cel BLA and we believe the tab-cel BLA is on track with a Prescription Drug User Fee Act target action date of January 15, 2025.
•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.

ATA3219

We are developing ATA3219, a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies and autoimmune diseases, leveraging our next-generation 1XX CAR signaling domain and EBV T-cell platform and does not require TCR or human leukocyte antigen (HLA) gene editing.

•
We plan to initiate a Phase 1 study of ATA3219 as a monotherapy for the treatment of systemic lupus erythematosus (SLE) with kidney involvement (lupus nephritis (LN)) by the end of 2024 (Phase 1 LN Study) with initial clinical data anticipated in the middle of 2025. We may potentially expand the Phase 1 LN Study into additional autoimmune indications via the same IND previously cleared for the Phase 1 LN study.
•
We plan to expand the Phase 1 LN Study and add a new cohort in extrarenal SLE without lymphodepletion (LD) by the end of 2024 with initial clinical data anticipated in the middle of 2025. The elimination of LD is designed to further simplify the treatment regimen and to potentially provide a differentiated safety profile to patients without compromising efficacy which may improve patient access.
•
Our EBV CD19 CAR T program incorporates multiple clinically validated technologies designed for a memory phenotype, robust expansion, and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells contributing to functional persistence. We continue to make progress on the ATA3219 manufacturing process for scale-up.
•
We treated the first patient and continue to open sites and initiate enrollment of patients in our multi-center, Phase 1 open-label, dose escalation clinical trial for ATA3219 in NHL, including large B-cell lymphomas, follicular lymphoma, or mantle cell lymphoma, with initial clinical data anticipated in the first quarter of 2025.

Additional Programs and Platform Expansion Activities

Our CAR T immunotherapy pipeline includes ATA3431, an allogeneic, bispecific CAR directed against CD19 and CD20 for B-cell malignancies and autoimmune disease, leveraging our 1XX CAR signaling domain and EBV T-cell platform and does not require gene TCR or HLA gene editing. Preclinical data presented at the American Society of Hematology 2023 demonstrated potential for potent antitumor activity, long-term persistence, and superior tumor growth inhibition compared to an autologous CD19/CD20 CAR T benchmark. We are progressing toward an IND submission and expect to file an IND submission for ATA3431 in the fourth quarter of 2025.

We are also collaborating with QIMR Berghofer to develop a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. While we retain the rights to ATA188, we have stopped development of ATA188. We have discontinued some other programs and returned the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK.

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

We also work with CRL pursuant to the CRL MSA. CRL provides manufacturing services for our product and certain intermediates. The CRL MSA expired on August 31, 2024. We are currently in negotiations with CRL for an amendment to further extend the term of the CRL MSA and for a new commercial drug product supply agreement. However, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us, or at all. If we are unable to enter into a new commercial drug product supply agreement or extend the CRL MSA, we may need to identify alternative sources of drug product supply.

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

Our net losses were $72.7 million and $215.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2024, our cash, cash equivalents and short-term investments totaled $67.2 million, which we intend to use to fund our operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2024 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$40,190	$2,020	$38,170	$96,187	$3,697	$92,490
License and collaboration revenue	—	118	(118)	—	624	(624)
Total revenue	$40,190	$2,138	$38,052	$96,187	$4,321	$91,866

Commercialization revenues were $40.2 million and $96.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $2.0 million and $3.7 million in the respective comparative 2023 periods. The increases in the 2024 periods were primarily due to revenue recognized as a result of the additional performance obligations identified pursuant to the A&R Commercialization Agreement, including, but not limited to, the $12.2 million and $36.0 million in fees related to transition plan activities, for the three and nine months ended September 30, 2024, respectively, and the acceleration of the recognition period of the existing performance obligation related to the Initial Territory from the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$7,602	$2,615	$4,987	$14,214	$5,726	$8,488

Cost of commercialization revenue was $7.6 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $2.6 million and $5.7 million in the respective comparative 2023 periods. The increases in the 2024 periods were primarily related to higher charges associated with adjustments to reflect inventory at net realizable value, partially offset by a reduction of in-license sales-related milestone expense. Prior to receiving EC regulatory approval for Ebvallo in the EEA in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory and recorded into cost of commercialization revenue as the related commercialization revenue is recognized. The majority of commercialization revenue recognized to date associated with the sale of Ebvallo has related to zero cost inventories.

Research and development expenses

Research and development expenses consisted of the following, by program, in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Program-specific expenses
Tab-cel® expenses	$14,038	$6,095	$7,943	$25,874	$14,585	$11,289
ATA188 expenses	186	5,757	(5,571)	2,509	17,630	(15,121)
CAR T and other program expenses	3,559	3,387	172	8,456	8,621	(165)
Non program-specific expenses
Employee and overhead expenses	24,164	38,011	(13,847)	80,595	123,840	(43,245)
Other non program-specific expenses	1,977	3,638	(1,661)	5,328	10,509	(5,181)
Total research and development expenses	$43,924	$56,888	$(12,964)	$122,762	$175,185	$(52,423)

Tab-cel expenses were $14.0 million and $25.9 million in the three and nine months ended September 30, 2024, respectively, as compared to $6.1 million and $14.6 million in the respective comparative 2023 periods. The increases were primarily driven by a $6.0 million sub-licensing payment made in the third quarter of 2024, as well as higher expenses in support of tab-cel process development, BLA filing and BLA pre-approval inspection activities. Pursuant to the A&R Commercialization Agreement, Pierre Fabre is required to pay us for the majority of these tab-cel expenses incurred.

ATA188 expenses were $0.2 million and $2.5 million in the three and nine months ended September 30, 2024, respectively, as compared to $5.8 million and $17.6 million in the respective comparative 2023 periods. The decreases were due to pausing all clinical trial, development and manufacturing activities related to ATA188 following the announcement in November 2023 that the Phase 2 EMBOLD clinical trial did not meet its primary endpoint. We expect ATA188 expenses to continue to decline in 2024, as we complete the close-out activities of the Phase 2 EMBOLD clinical trial.

CAR T and other program expenses were $3.6 million and $8.5 million in the three and nine months ended September 30, 2024, respectively, materially consistent with the $3.4 million and $8.6 million in the respective comparative 2023 periods.

Non program-specific expenses were $26.1 million and $85.9 million in the three and nine months ended September 30, 2024, respectively, as compared to $41.6 million and $134.3 million in the respective comparative 2023 periods. The decreases were primarily due to lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force, as well as lower CMO expenses driven by a decrease in amounts accrued related to minimum commitments. Relative to the 2023 comparative period, for the three months ended September 30, 2024, payroll and related costs decreased by $9.7 million; facility-related costs decreased by $2.3 million; outside services costs decreased by $1.8 million; and other non-program specific costs decreased by $1.7 million. Relative to the 2023 comparative period, for the nine months ended September 30, 2024, payroll and related costs decreased by $27.6 million; facility-related costs decreased by $3.4 million; outside services costs decreased by $12.2 million; and other non-program specific costs decreased by $5.2 million.

General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$10,421	$12,247	$(1,826)	$30,446	$39,454	$(9,008)

General and administrative expenses were $10.4 million and $30.4 million in the three and nine months ended September 30, 2024, respectively, as compared to $12.2 million and $39.5 million in the respective comparative 2023 periods. The decreases in the 2024 periods were primarily due to lower payroll and compensation-related costs as a result of the November 2023 and January 2024 reductions in force.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2024	2023	(Decrease)	2024	2023	(Decrease)
	(in thousands)			(in thousands)
Interest income	$459	$1,218	$(759)	$1,513	$4,715	$(3,202)
Interest expense	(1,183)	(1,395)	212	(3,598)	(4,109)	511
Other income (expense), net	555	(27)	582	617	(234)	851
Total other income (expense), net	$(169)	$(204)	$35	$(1,468)	$372	$(1,840)

Interest income was $0.5 million and $1.5 million in the three and nine months ended September 30, 2024, respectively, as compared to $1.2 million and $4.7 million in the respective comparative 2023 periods. The decreases in the 2024 periods were primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

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

During the nine months ended September 30, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$46,453	$25,841
Short-term investments	20,736	25,884
Total cash, cash equivalents and short-term investments	$67,189	$51,725

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(44,246)	$(142,571)
Investing activities	5,248	113,922
Financing activities	59,610	498
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,612	$(28,151)

Operating activities

Net cash used in operating activities was $44.2 million in the nine months ended September 30, 2024 as compared to $142.6 million in the comparative 2023 period. The decrease of $98.3 million was partially due to increased payments received from Pierre Fabre pursuant to the A&R Commercialization Agreement, including $33.8 million in transition services fees and $20 million higher cash received for upfront and milestone fees. The remaining decrease resulted from lower net operating expenditures, including, but not limited to, lower cash compensation-related costs from a decrease in headcount resulting from the November 2023 and January 2024 reductions in force.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2024 consisted primarily of $25.1 million received from maturities and sales of available-for-sale securities, partially offset by $19.7 million used to purchase available-for-sale securities. Net cash provided by investing activities in the comparative 2023 period primarily consisted of $198.7 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2024 primarily consisted of $50.8 million of net proceeds received from the issuance of common stock and pre-funded warrants to purchase common stock in direct registered offerings and $9.3 million of net proceeds received from the 2023 ATM Facility. Net cash provided by financing activities in the comparative 2023 period consisted primarily of $0.7 million from employee stock award transactions and $0.6 million of net proceeds received from the 2021 ATM Facility, partially offset by $0.7 million in principal payments on finance lease obligations.

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

Our existing cash, cash equivalents and short-term investments as of September 30, 2024 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2024, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 28, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EAA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the nine months ended September 30, 2024, we reported a net loss of $72.7 million.

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

We expect that our existing cash, cash equivalents and short-term investments, combined with certain anticipated payments from the A&R Commercialization Agreement, as well as cost reductions from completed workforce reductions and operating efficiencies resulting from our planned transition of substantially all activities relating to tab-cel at the time of the BLA transfer to Pierre Fabre, will enable us to fund our planned operations into 2027. Such anticipated payments are estimates based on assumptions and plans that are subject to change and such changes could materially impact our cash runway. These assumptions include the receipt of future payments that are dependent upon the successful acceptance and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. We do not have any committed external source of funds other than milestone and royalty payments that we may receive under the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory from Pierre Fabre until the applicable royalty cap under the HCRx Agreement is met, if at all. As of September 30, 2024, we had total cash, cash equivalents and short-term investments of $67.2 million. Our existing cash, cash equivalents and short-term investments as of September 30, 2024 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions, including the uncertainties surrounding our receipt of certain anticipated payments, raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supported our plan to submit the tab-cel BLA in the second quarter of 2024. The BLA was submitted in May 2024, and the FDA accepted the BLA submission in July 2024 and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. Some clinical sites that participated in tabelecleucel studies will also undergo inspection, and the FDA may also choose to inspect us as the sponsor of these studies.The FDA ultimately may not approve the BLA based on the data provided, including a concern that the current clinical dataset is insufficient. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA approval for tab-cel. If the FDA determines that the data package included in the original BLA submission is insufficient and issues a Complete Response Letter, this would result in a considerable delay to a subsequent BLA submission or could lead us not to pursue a BLA submission at all. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a new clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA approval, can support only a more limited indication than that for which we initially applied.

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expired on August 31, 2024. While we are in negotiations with CRL for an amendment to further extend the term of the CRL MSA and for a new commercial manufacturing agreement, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activity at this CMO. We continue to work with the CMO to investigate and remediate contamination issues but can make no assurance regarding such remediation efforts. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expired on August 31, 2024. While we are in negotiations with CRL for an amendment to further extend the CRL MSA and a new commercial manufacturing agreement, there can be no assurance that we will be able to further extend the CRL MSA or enter into a new commercial drug product supply agreement with CRL on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement and/or further extension of the current CRL MSA could delay the development and commercialization of our product and product candidates, if approved. In addition, if we are unable enter into a new commercial manufacturing agreement with CRL on acceptable terms, or at all, we would have to explore other options for the manufacture of our product and product candidates, which could harm our business. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under the CRL MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. We also have non-cancellable minimum purchase commitments for products and services in certain of our agreements with our CMOs, if we do not fulfill such minimum purchase commitments, we will need to pay such CMOs the difference between the applicable minimum purchase commitment and our actual purchases of products and services for a given period. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Furthermore, we are responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin until the transfer of manufacturing responsibility to Pierre Fabre. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre Fabre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA. Any delays in completing the manufacturing transfer to Pierre Fabre will increase our costs in order to meet our supply obligations and adversely impact our ability to develop our product candidates.

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

We and our partners have filed a number of patent applications covering our product and product candidates or methods of using or making the product and those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product or product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other foreign patent offices.

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

We hold rights under license agreements with our partners, including MSK and QIMR Berghofer that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. For example, we are in disagreement with MSK on whether we owe a portion of the upfront payments and milestones we received from Pierre Fabre under the A&R Commercialization Agreement to MSK under the terms of our license agreements with MSK. We plan to enter into evaluative non-binding mediation with MSK to potentially resolve this disagreement. There is no guarantee we will reach a favorable outcome in the mediation or on this matter and we may owe a portion of future milestones we receive from Pierre Fabre to MSK. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product and product candidates and our, or our partners’ ability to commercialize the affected product and product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

There have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. Further, the Inflation Reduction Act (IRA), signed into law in August 2022, extended the provision of enhanced subsidies for individuals purchasing health coverage through the ACA marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan Act are now extended through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It is unclear how future litigation and the healthcare reform measures of future presidential administrations will impact the ACA and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including, most notably: on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; and on September 30, 2024, releasing a list of 54 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of October 1, 2024 to Decemer 31, 2024; and most recently, on October 2, 2024, releasing final guidance outlining the process for the second round of price negotiations for products subject to the "maximum fair price" provision. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

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

Other recent administrative actions may affect our upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies, and plaintiffs have filed a writ of certiorari with the Supreme Court, which is pending. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

As of September 30, 2024, we had 159 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2023 through September 30, 2024, the reported sale price of our common stock has fluctuated between $4.97 and $141.00 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In particular, during the COVID-19 pandemic the volatility of the stock market for biopharmaceutical companies was heightened. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and (iii) EU Network and Information Systems Security 2 Directive (NISD2). Under the NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, including, for example, entities carrying out research and development activities of medicinal. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. HIPAA imposes requirements to protect the privacy and security of protected health information (PHI) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. HHS’ Office for Civil Rights (OCR), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the Privacy Rule). HHS has also adopted data security regulations that require Covered Entities and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices).

Numerous state laws are also designed to address privacy and information security issues, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level, including several comprehensive privacy laws. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. While these laws generally include exemptions for HIPAA-covered and clinical trial data, they impact the overall privacy landscape. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State passed the “My Health My Data Act” with respect to “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health” and which will go into effect in 2024 with additional privacy rights and compliance obligations.

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

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC published an advance notice of proposed rulemaking on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The FTC’s rulemaking may create change throughout the economy and broader data ecosystem. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. Additionally, in 2021, the OCR has issued a Notice of Proposed Rulemaking, which propose a number of changes to the HIPAA Privacy Rule, with updates to the HIPAA Privacy Rule expected in the near future. The FTC also finalized changes to the Health Breach Notification Rule in April 2024.

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

We, our partners, our CROs, our CMOs, and other business vendors on which we rely depend on information technology and telecommunication systems for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, given the size and complexity of our information technology systems and those of our third party vendors and other contractors and consultants, and the increasing amounts of proprietary, confidential and sensitive information that they maintain, such information technology systems have been subject to and remain vulnerable to breakdown, service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. For example, in March 2021, MSK provided notice that MSK was one of many customers impacted by a data breach at Accellion, Inc., which provides a document-sharing system. MSK subsequently notified us that certain documents related to one of our discontinued programs were subject to the breach, which compromise we deemed immaterial. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, we and our third party service providers frequently defend against and respond to cyber-attacks, and our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third party service providers could cause significant interruptions to our operations, including preventing us from conducting tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical study data from completed, ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, sophisticated operating system software and applications that we procure from third parties may contain defects in design or manufacture, including vulnerabilities, “bugs” and other problems that could unexpectedly interfere with the operation of our networks, system, or our processing of personal information or other data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed, and our business could be otherwise adversely affected.

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

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Second Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	9/27/2022

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

4.1	Form of Pre-Funded Warrant	8-K	001-36548	4.1	9/3/2024

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.					X

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

ATARA BIOTHERAPEUTICS, INC.
Date: November 12, 2024

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Eric Hyllengren
Eric Hyllengren
Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)