Form 10-K
period 2024-12-31
Atara Biotherapeutics, Inc.
filed 2025-03-07
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36548

ATARA BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-0920988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1280 Rancho Conejo Blvd Thousand Oaks, CA	91320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 623-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share,	ATRA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2024 as reported by The Nasdaq Stock Market, was $41,039,683. This calculation excludes 76,019 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of March 3, 2025 was 5,858,909.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ATARA BIOTHERAPEUTICS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” or “expect,” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our review of strategic alternatives;
•
our expectations regarding our clinical studies, client sites, and reporting results of clinical studies for our programs;
•
the likelihood and timing of regulatory submissions or related approvals for our product candidates, including the expectations about the timing of approvals for a biologics license application (BLA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
•
our ongoing discussions with Pierre Fabre Medicament related to the transition of all operational activities for tab-cel, except the BLA sponsorship, as early as the end of the first quarter of 2025;
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
•
the wind-down of our Commercial Manufacturing Services Agreement with Charles River Laboratories, Inc. (CRL);
•
our Master Services and Supply Agreement and related transactions with FUJIFILM Diosynth Biotechnologies California, Inc.;
•
our expectations regarding the potential commercial market opportunities, market size, and the size of the patient populations for our product and product candidates;
•
estimates of our expenses, capital requirements, and need for additional financing;
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
•
the initiation, timing, costs, progress, and results of clinical studies and our research and development programs;
•
our ability to enter into and maintain contracts with clinical research organizations (CROs), contract manufacturing organizations (CMOs), and other vendors for clinical studies, supplies, and other services;
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
•
the impact of public health emergencies to our business and operations, as well as the businesses and operations of third parties on which we rely;

•
the impact of our workforce reductions on our ability to attract, retain, and motivate qualified personnel and on our business, operations, and financial condition; and
•
timing and costs related to the qualification of the manufacturing facilities of our CMOs for commercial production.

These statements are only current predictions and are subject to known and unknown risks and uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the sufficiency of our cash resources and need for additional capital; and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

In this Annual Report on Form 10-K, unless the context requires otherwise, “Atara,” “Atara Biotherapeutics,” “Company,” “we,” “our,” and “us” means Atara Biotherapeutics, Inc. and, where appropriate, its subsidiaries.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. These risks are more fully described under the heading “1A. Risk Factors” and elsewhere in this report and include, among others:

•
our activities to review and pursue strategic alternatives may not result in a strategic transaction, and even if we do consummate a strategic transaction, there is no assurance that it will deliver the benefits we expect or enhance stockholder value;
•
our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business, and in such event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities;
•
we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future;
•
we have earned limited commercialization revenues to date, and we may never achieve profitability;
•
we will require substantial near-term financing to continue operations, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce, or terminate our product development or manufacturing efforts, or impair our exploration of strategic alternatives, or require us to pursue a liquidation and dissolution or other wind down of our business;
•
we have one approved product, Ebvallo, in the EEA, the UK, and Switzerland. In March 2025, we announced our decision to pause the development of our allogeneic CAR-T cell programs and to discontinue all CAR-T operations. If we or our collaborators are unable to successfully develop, manufacture, and commercialize our product or product candidates, or experience significant delays in doing so, our business may be materially harmed;
•
our T-cell immunotherapy product and product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialization or payor coverage of our product candidates;
•
the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and our existing product candidates may not receive regulatory approval;
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

•
the proposed revision of the European legislation on pharmaceuticals, changes in governmental administration, or changes in leadership at relevant regulatory agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products;
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
•
our future success depends on our ability to retain our executive officers and to attract, retain, and motivate qualified personnel;
•
our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business; and
•
maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs, development and/or commercialization of our product and product candidates may be adversely affected.

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Our strategic priority is:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EEA, the UK, and Switzerland under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases.

In addition to the aforementioned strategic priority, we also have ATA3219, an allogeneic CAR T targeting CD19 intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX signaling domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform, and ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. In March 2025, we announced our decision to pause the development of our allogeneic CAR-T cell programs and to discontinue all CAR T operations for ATA3219 and ATA3431, including terminating the clinical trials evaluating ATA3219. We expect to complete wind-down activities for the CAR T programs by the end of the first quarter of 2025.

Our T-cell immunotherapy platform is potentially applicable to a broad array of targets and diseases. Our off-the-shelf, allogeneic T-cell platform allows for rapid delivery of a T-cell immunotherapy product manufactured in advance of patient need and stored in inventory, with each manufactured lot of cells providing therapy for numerous potential patients. This differs from autologous treatments, in which each patient’s own cells must be extracted, genetically modified outside the body and then delivered back to the patient, requiring a complex logistics network. We select the appropriate set of cells for use based on a patient’s unique immune profile. Both of our contract manufacturing organizations (CMOs) have completed commercial production qualification activities for tab-cel commercialization in the EEA and are in the process of completing commercial production qualification activities in the US. We continue to manufacture inventory according to Pierre Fabre’s commercial product supply strategy.

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

Prior to the transfer of manufacturing responsibility to Pierre Fabre, we will be responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. We and Pierre Fabre are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA. We are in active discussions with Pierre Fabre on accelerating transfer of all operational activities related to tab-cel, except the BLA sponsorship, to be completed as early as the end of the first quarter of 2025, as well as assumption by Pierre Fabre of certain costs related to the remediation of the third party manufacturing facility to address the FDA’s requests in order to lift the clinical hold and to support resubmission of the BLA for tab-cel. As part of these discussions, we expect to agree to reduce the amount of certain future potential regulatory and commercial milestone payments relating to tab-cel in the Additional Territory. Any delays in completing the manufacturing transfer to Pierre Fabre will result in us being responsible for supplying tab-cel to Pierre Fabre until the completion of the transfer which will cause us to incur additional costs in order to meet our supply obligations.

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

Our research facilities in Thousand Oaks, California (ARC) and Aurora, Colorado contain our translational and preclinical sciences, analytical development, and process science functions. These facilities support our product pipeline, process development and leverage our allogeneic cell therapy platform to drive innovation.

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

We also worked with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. CRL provided manufacturing services for our product and certain intermediates under the CRL MSA. The CRL MSA expired on August 31, 2024 and we are currently in negotiations with CRL for a statement of work to support an orderly wind-down of manufacturing activities at CRL, transition of manufacturing activities of certain intermediates to FDB, and an orderly transition of manufacturing responsibility to PF upon the Manufacturing Transition Date.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. All of the severance costs represent cash expenditures. As of December 31, 2024, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of December 31, 2024, approximately $0.1 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter only cited findings that arose during a pre-license inspection of a third-party manufacturing facility for tab-cel. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel. Additionally, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. We are currently undertaking efforts to support this third-party manufacturer in addressing the FDA's requests to lift the clinical hold and to support resubmission of the BLA for tab-cel.

In January 2025, we announced another strategic reduction in workforce of approximately 50%. We expect to recognize approximately $7.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 through May 2026. The majority of the associated costs represent cash expenditures.

In March 2025, we announced a further strategic reduction in workforce of approximately 50%, retaining approximately 35 employees essential to executing on our strategic priorities. We expect to recognize approximately $3.0 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 through May 2026. The majority of the associated costs represent cash expenditures.

Review of Strategic Alternatives

Our board of directors regularly reviews Atara’s strategic plan, priorities, and opportunities as part of its commitment to act in the best interest of Atara and its stockholders. In January 2025, we announced that we had previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from Atara’s CAR-T assets, for which we announced that we have subsequently paused development in March 2025. The advisor’s scope was expanded to include a wider range of additional strategic alternatives which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, or other strategic transactions. Through this process, we are in active discussions with several potential parties. However, there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative or transaction or that any strategic alternative or transaction, if pursued, it will not be completed on attractive terms, or that a strategic alternative or transaction may not ultimately be consummated.

Pipeline

Our pipeline is summarized below:

Excluding EbvalloTM in EU, these investigational agents are not approved by any regulatory agencies and efficacy and safety have not been established

EBV+ PTLD: Epstein-Barr Virus Associated Post-Transplant Lymphoproliferative Disease; RR: rituximab relapsed/refractory; HCT: allogeneic hematopoietic cell transplant; SOT: solid organ transplant; NHL: non-Hodgkin’s lymphoma

Atara has entered into an agreement with Pierre Fabre to commercialize tab-cel® for EBV+ cancers worldwide

*Indication pursued as monotherapy for treatment of adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) who have received at least one prior therapy. For solid organ transplant patients, prior therapy includes chemotherapy unless chemotherapy is inappropriate

(1)
Phase 2 multi-cohort initiated in Q3 2020, with possible indications including EBV+ PTLD with CNS involvement, front-line treatment in EBV+ PTLD including front line with CNS involvement, EBV+ PID/AID LPD, and other potential EBV-associated diseases

Ebvallo™ (Tab-cel®)

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

In the third quarter of 2020, we completed an interim analysis for the ALLELE study. Data from the interim analysis showed a 50 percent objective response rate (ORR) to tab-cel with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel safety profile is also consistent with previously published data, with no new safety signals. In December 2022, we presented updated interim analysis and safety results from the ALLELE study and updated efficacy and safety data from two single-center, open-label studies, and multicenter expanded access program in patients with EBV+ Leiomysosarcomas at the 2022 American Society of Hematology Annual Meeting. In December 2023, we presented new data for patients with relapsed or refractory (r/r) or treatment-naïve EBV+ PTLD involving the central nervous system following SOT or HCT. An ORR of 77.8% was observed in 18 central nervous system (CNS) EBV+ PTLD patients including first line PTLD, and the estimated one-year overall survival rate (OS) was 70.6%. The one-year OS for responders was 85.7% versus 0% for non-responders. In January 2024, data from the ALLELE study that was published in The Lancet Oncology showed a 51.2% objective response rate and 23-month median duration of response in r/r EBV+ PTLD patients and that tab-cel was well tolerated with no events of graft-versus-host disease as related to tab-cel. In May 2024, we filed the BLA with the FDA using a more recent data cutoff in the BLA submission package, data from the submission package showed similar ORR of 48.8% was demonstrated among patients in the indicated target population, consistent with previous analyses.

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

On October 31, 2023, we entered into the A&R Commercialization Agreement, which became effective in December 2023. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) will be expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which such cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $580.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $60.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are in active discussions with Pierre Fabre on accelerating the transfer of all operational activities related to tab-cel, except the BLA sponsorship, to be completed as early as the end of the first quarter of 2025, as well as assumption by Pierre Fabre of certain costs related to the remediation of the third party manufacturing facility to address the FDA’s requests in order to lift the clinical hold and to support resubmission of the BLA for tab-cel. As part of these discussions, we expect to agree to reduce the amount of certain future potential regulatory and commercial milestone payments relating to tab-cel in the Additional Territory.

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

In May 2024, we filed the BLA with the FDA. In July 2024, the FDA accepted the BLA submission and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. In January 2025, we received the Response Letter from the FDA regarding our BLA. The Response Letter was solely related to observations as part of a standard pre-license inspection of a third-party manufacturing facility for EBVALLO. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel.

In January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold is directly linked to inadequately addressed GMP compliance issues referenced in the Response Letter. While ATA3219 drug product is manufactured at a separate facility, the starting materials used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. We are currently undertaking efforts to support this third-party manufacturer in addressing the FDA's requests to lift the clinical hold and to support resubmission of the BLA for tab-cel.

Tab-cel Multi-Cohort Study

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

In the third quarter of 2020, we initiated a Phase 2 multi-cohort study which comprises a total of five patient populations, including IA-LPDs and other EBV-driven diseases, in both the U.S. and EU. In January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel multi-cohort study. The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. We plan to continue to enroll patients in this study once the clinical hold is lifted.

In December 2023, we presented combined analysis that included the first reported data from our Phase 2 multi-cohort study at the European Society for Medical Oncology Immuno-Oncology annual congress that demonstrated a 77.8% ORR in 18 CNS EBV+ PTLD patients including first line PTLD.

ATA3219

ATA3219 is a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies and autoimmune diseases, leveraging our next-generation 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require TCR or HLA gene editing. ATA3219 combines the natural biology of unedited T cells with the benefits of an allogeneic therapy. It consists of allogeneic EBV-sensitized T cells that express a CD19 CAR construct for the treatment of CD19+ r/rB-cell malignancies, including B-cell non-Hodgkin’s lymphoma (NHL) and B-cell mediated autoimmune diseases including systemic lupus erythematosus (SLE) with kidney involvement (lupus nephritis (LN)). ATA3219 has been optimized to offer a potential best-in-class profile, featuring off-the-shelf availability. It incorporates multiple clinically validated technologies including a modified CD3ζ signaling domain (1XX) that optimizes expansion and mitigates exhaustion, provides enrichment during manufacturing for a less differentiated phenotype for robust expansion and persistence and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells which contribute to persistence.

Data from preclinical studies for ATA3219 suggest enhanced functional persistence, polyfunctional phenotype and efficient targeting of CD19-expressing tumor cells both in vitro and in vivo with a manufacturing process that focuses on T-cell stemness. Additional in vitro data demonstrate the CD19 antigen-specific functional activity of ATA3219 and CAR-mediated activity against B cells from SLE patients, leading to robust CD19-specific B-cell depletion compared to controls. This preclinical data was submitted as part of a late-breaking abstract which was presented at the International Society for Cell & Gene Therapy meeting held May 29-June 1, 2024.

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

In July 2023, we received a Safe to Proceed letter from the FDA in response to our IND submission for ATA3219 in r/r B-cell NHL. We initiated enrollment of a multi-center, Phase 1 open-label, dose escalation clinical trial for ATA3219 in NHL, including large B-cell lymphomas, follicular lymphoma, or mantle cell lymphoma.

In February 2024, we received a Safe to Proceed letter from the FDA in response to our IND submission for use of ATA3219 as a monotherapy for the treatment of SLE with LN. In July 2024, we expanded this Phase 1 study to add a new cohort in extrarenal SLE without lymphodepletion (LD). The elimination of LD is designed to further simplify the treatment regimen and to potentially provide a differentiated safety profile to patients without compromising efficacy which may improve patient access.

In January 2025, the FDA placed a clinical hold on Atara’s active IND applications. These INDs include ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues referenced in the Response Letter. While ATA3219 drug product is manufactured at a separate facility, the starting materials used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter.

In March 2025, we announced our decision to pause the development of our allogeneic CAR-T cell programs and to discontinue all CAR T operations, including terminating the clinical trials evaluating ATA3219. We expect to complete wind-down activities for the ATA3219 program by the end of the first quarter of 2025.

Additional Programs

ATA3431 is an allogeneic, bispecific CAR directed against CD19 and CD20 for B-cell malignancies and autoimmune disease, leveraging our 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require gene TCR or HLA gene editing. Preclinical data presented at the American Society of Hematology 2023 demonstrated potential for potent antitumor activity, long-term persistence, and superior tumor growth inhibition compared to an autologous CD19/CD20 CAR T benchmark. In March 2025, we announced our decision to pause the development of our allogeneic CAR-T cell programs and discontinue all development operations, including ATA3431. We expect to complete wind-down activities for the ATA3431 program by the end of the first quarter of 2025.

We have also discontinued some programs and will return the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK. We are in discussions with QIMR Berghofer to return rights to ATA188 and the EBV vaccine to QIMR Berghofer.

We believe our platform will have utility beyond the current set of targets to which it has been directed.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product candidates. Some of these competitors have significantly greater established presences in the market, financial resources, varied technologies, scientific tools and technical expertise than we do. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient for the patient, have fewer side effects or are less expensive than any products that we may develop.

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

EBV+ PTLD

There are currently no FDA-approved products for the treatment of relapsed and/or refractory EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware that some marketed products and therapies are used off-label by some healthcare professionals and institutions in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens.

CAR T Program

There are currently six autologous CAR T therapies approved in the U.S. and/or EU. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body.

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

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6 – “Liability Related to the Sale of Future Revenues” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for such product on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $580.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $60.0 million in potential regulatory milestones through the approval by the FDA of a BLA for tab-cel. In addition, we will be eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Additional Territory until the later of 12 years after the first commercial sale in such country, the expiration of specified patent rights in such country, or the expiration of all regulatory exclusivity for such Product in such country.

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

In February 2025, we transferred commercial cell selection in the Initial Territory and the Additional Territory to Pierre Fabre. Until the transition of clinical cell selection to Pierre Fabre is complete, we will continue to perform cell selection services in support of global clinical activities, at the expense of Pierre Fabre. Cell selection is the process of identifying the appropriate cell line from available inventory to be used for a patient.

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

During the third quarter of 2024, MSK sent us a notice alleging that under the terms of our license agreements with MSK, MSK is entitled to $6.0 million of sub-licensing fees as a result of the $60.0 million we received from Pierre Fabre related to the Additional Territory upfront and milestone payments in 2024 pursuant to the A&R Commercialization Agreement. We do not believe we owe the $6.0 million to MSK under the terms of our license agreements with MSK and are participating in evaluative non-binding mediation with MSK to potentially resolve this disagreement. We paid the $6.0 million to MSK under protest in the third quarter of 2024 in order to proceed with the dispute process per the terms of the license agreements. We recorded this cost in research and development expenses on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2024. There is no guarantee we will reach a favorable outcome in the mediation or on this matter and we may owe a portion of future milestones we receive from Pierre Fabre to MSK.

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

The QIMR License Agreement provides for various milestone and low to mid-single-digit royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of the QIMR Collaboration Agreement, we are required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. The QIMR Collaboration Agreement also provides for various milestone payments to QIMR Berghofer based on the achievement of certain developmental and regulatory milestones.

In December 2024, we began discussions with QIMR Berghofer to return the rights to ATA188 and the EBV vaccine to QIMR Berghofer.

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

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, tracking and tracing, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. In Europe, some significant aspects of biopharmaceutical regulation are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices (GCPs), and any additional requirements for the protection of human research patients and their health information to establish the safety and efficacy of the proposed biological product for its intended use;
•
submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency of the drug from analytical (CMC) studies and from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced and tested to assess compliance with cGMP; to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and; if applicable, to assess compliance with the FDA’s current good tissue practices (GTPs) for the use of human cellular and tissue products;
•
potential FDA inspection of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•
FDA review and approval, i.e., licensure of the product candidate that is the subject of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including applicable GLPs. The drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, to the FDA as part of the IND. Nonclinical testing often continues even after an IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to unacceptable and significant risks to clinical trial subjects or non-compliance with FDA requirements. If the FDA imposes a clinical hold, trials may not begin, continue or recommence in the U.S. without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate the conduct of such trials in the U.S.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject inclusion and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising GCP requirements, including the requirement that all research patients provide informed consent. Further, the protocol and amendments, which describe the study design, for each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent document that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product is initially introduced into human subjects and tested primarily for safety. Healthy human subjects can be used in these initial trials, although in the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is conducted in patients rather than healthy human volunteers.
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

U.S. BLA Review and Approval Processes

After the completion of clinical trials of a novel biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA submission must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Within 60 days following submission of the application, the FDA reviews a BLA submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also determines whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the biological product. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit and obtain approval for a proposed REMS. The FDA will not approve a BLA without a REMS, if the FDA deems a REMS is required for the safe use of the drug.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA after its review, the FDA will issue a complete response letter that describes the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, manufacturing issues or requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. In some cases, the FDA may approve a product conditionally through a mechanism called accelerated approval. While this mechanism allows for patient access to a treatment based on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, the approval is conditional as a condition of approval, a sponsor of a drug or biological product receiving accelerated approval will be required to perform adequate and well-controlled post-marketing clinical studies to affirm a clinical benefit.

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

The FDA may grant deferrals for submission of data or full or partial waivers for pediatric studies, including the study of all pediatric patients or subpopulations based on age at the request of the applicant, or in some cases, on its own initiative. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. These pediatric data requirements do not apply to products with orphan designation unless otherwise required by regulation. For example, Section 505B of the U.S. Food, Drug and Cosmetic Act, as amended by the FDA Reauthorization Act in 2020, requires that any original NDA or BLA submitted on or after August 18, 2020 for a new active ingredient contain reports on molecularly targeted pediatric cancer investigations unless the requirement is waived or deferred, if the drug that is the subject of the application is: (1) intended for the treatment of an adult cancer, and (2) directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. This requirement applies even if the adult cancer indication does not occur in the pediatric population and even if the drug is for an adult indication for which orphan designation has been granted. Therefore, the BLA of any product we develop that is determined to be substantially relevant to the growth or progression of a pediatric cancer, even if the drug has been designated as an orphan drug for an adult indication, must contain reports on molecularly targeted pediatric cancer investigations unless such investigations are waived or deferred.

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

Any product, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is intended for treatment of a serious condition and has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products intended to treat that disease. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. The FDA intends to take action on applications under priority review within 6 months of the application filing date compared with 10 months from the filing date for standard review.

Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, but is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. Approval under this pathway takes into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies to demonstrate clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Furthermore, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before implementation. Other types of changes to the approved product, such as adding new indications and claims, are also subject to FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. New safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and/or contraindications, and also may require the implementation of other risk management measures, for example, a REMS. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Regulatory Exclusivity for Biologics

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

The BPCIA bars the submission of BLAs for biosimilars to an approved application until four years after the licensure date for the reference biologic. In addition, the FDA may not approve biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. During this 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. This 12-year period of exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests, and the innovator company completes pediatric clinical investigations of the product.

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

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Reimbursement of Approved Products in the U.S.

In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which the costs of such products will be covered by third party payors, such as government health programs, commercial insurance and managed healthcare organizations. Third party payors determine which medications they will cover and establish reimbursement amounts. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Interim reimbursement amounts for new drugs, if applicable, may also be insufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third party payors in the U.S. Third party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly, and could require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third party payors will decide with respect to coverage and reimbursement for our drug products.

These third party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. In the U.S. there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. In August 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000 while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS has also taken steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. For example, several state laws require disclosures to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain pricing thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.

Within the U.S., if we obtain appropriate approval in the future to market any of our product candidates, we may seek approval and coverage for those products under Medicaid, Medicare and the Public Health Service (PHS), pharmaceutical pricing program and also seek to sell the products to federal agencies.

Medicaid is a joint federal and state health insurance program that is administered by the states for eligible low-income adults, children, families, pregnant women, and people with certain disabilities. In order to ensure states receive federal matching funds for outpatient drugs furnished to Medicaid patients, pharmaceutical manufacturers must participate in the Medicaid Drug Rebate Program, which requires manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS. Under the Medicaid Drug Rebate Program, manufacturers are required to pay a rebate to each state Medicaid program for each unit of a covered outpatient drug reimbursed by the state Medicaid programs. Medicaid Drug Rebate Program rebates are calculated using a statutory formula, state-reported utilization data, and pricing data that are calculated and reported by manufacturers on a monthly and quarterly basis to CMS. These data include the average manufacturer price (AMP) and, in the case of single source and innovator multiple source products, the best price for each drug. Manufacturer rebates may further increase if certain pricing metrics increase more than inflation.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the merits of the constitutionality arguments. Additionally, the American Rescue Plan Act of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025.We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

The results of the 2024 Presidential and Congressional election, and potential subsequent developments further increase the uncertainty related to the healthcare regulatory environment, particularly given the Trump Administration's stated commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS and CMS. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

U.S. Health Care Laws

Healthcare providers and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
The federal healthcare Anti-Kickback Statute, which as an intent-based federal criminal statue that prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, paying or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. The term remuneration has been interpreted broadly to include anything of value. Further, courts have found that if any “one purpose” of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. The federal Anti-Kickback Statute applies to arrangements between pharmaceutical manufacturers on the one hand and individuals, such as prescribers, patients, purchasers, and formulary managers on the other hand, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A violation of the federal Anti-Kickback Statute includes per violation civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry activities from prosecution, these exceptions and safe harbors are narrowly drawn. Arrangements that do not fully satisfy all elements of an available exception or safe harbor are evaluated based on the specific facts and circumstances and are typically subject to increased scrutiny;

•
Federal civil and criminal false claims laws, including the civil False Claims Act (FCA), which can be enforced through civil whistleblower or qui tam actions and prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers have been investigated and/or subject to government enforcement actions asserting liability under the FCA for a variety of alleged activities, including alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. Additionally, the Affordable Care Act specified that any claims submitted as a result of a violation of the federal Anti-Kickback Statute constitute false claims and are subject to enforcement under the FCA, and the government may further assert that a claim that includes items or services resulting from a violation of the FDCA or other law constitutes a false or fraudulent claim for purposes of the FCA;
•
Federal civil monetary penalty laws, which impose significant civil penalties against individuals or entities that engage in activities including, among other things, knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; violations of the federal Anti-Kickback Statute; failing to report and return a known overpayment; or offering or transferring any remuneration to a Medicare or Medicaid beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of items or services reimbursable by Medicare or Medicaid, unless an exception applies;
•
The FDCA and PHSA, which prohibit the misbranding and adulteration of biological products that are regulated as drugs, and which regulate the marketing of biological products;
•
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program; knowingly and willfully embezzling or stealing from a healthcare benefit program; willfully preventing, obstructing, misleading, or delaying a criminal investigation of a healthcare offense; and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•
The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, among others, to track and report annually to CMS information related to payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives and U.S. teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value, and ownership or investment interested may result in civil monetary penalties;
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

•
State laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; including those that require drug manufacturers to report information regarding pricing and marketing information related to payments and other transfers of value to physicians and other healthcare providers as well as those that require the registration of pharmaceutical sales representatives. Some state laws require the protection of the privacy and security of health information in a manner that may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act (CCPA), effective January 1, 2020, which was amended by the California Privacy Rights Act of 2020 (CPRA);
•
State laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”; and
•
Similar healthcare and privacy laws and regulations in the European Economic Area (EEA), the UK and other jurisdictions, such as, the General Data Protection Regulation (EU) 2016/679, which impose obligations and restrictions on the collection and use of personal information relating to individuals located in the EEA and the UK (including health information).

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

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application (CTA), which is similar to an IND in the U.S., prior to the commencement of human clinical studies. In the EU, for example, in accordance with the requirements of the EU Clinical Trials Regulation 536/2014 (CTR), a CTA must be submitted to the centralized EU Portal, Clinical Trials Information System (CTIS) for review by each country in which the sponsor intends to conduct the clinical study. As part of the application process under the CTR, the sponsor proposes a reporting Member State, which coordinates the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. Ethics Committee (similar to an Investigational Review Board in the US) review of the CTA is part of the process under the CTR. If an approval of the CTA is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that concerned Member State. The CTR also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

Under the CTR, clinical trial sponsors were able to, but not obligated to, use the CTIS starting January 31, 2022. Beginning January 31, 2023, clinical trial sponsors were required to use the CTIS to submit a CTA for a new clinical trial in the EU or EEA, but clinical trials already approved under the previous law, the Clinical Trials Directive (CTD) can continue running under the CTD until January 31, 2025. By this date, all CTAs originally approved under the CTD must have been transitioned to CTIS. National regulators in the EU Member States and EEA countries began to carry out their legal responsibilities in evaluating and overseeing clinical trials using the CTIS beginning January 31, 2022.

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

Conditional marketing authorization in the EU is permitted based on incomplete clinical data for a limited number of medicinal products for human use, including products designated as orphan medicinal products under EU law, if (1) the risk-benefit balance of the product is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical study data, (3) unmet medical needs will be fulfilled and (4) the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, including with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data, may be specified in the conditional marketing authorization. Conditional marketing authorizations are valid for one year and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions. A different marketing authorization pathway, called “exceptional circumstances” is also available to sponsors; under the exceptional circumstances pathway, the EC grants marketing authorization of a product for a specific condition or disease when comprehensive data cannot be obtained even after authorization (e.g., for rare conditions or diseases). Sponsors who obtain marketing authorization for a drug product under exceptional circumstances are subject to ongoing post-marketing obligations to continue confirmation of the benefits of the product. Continuation of a marketing authorization granted under the “exceptional circumstances” regulatory pathway is subject to annual re-assessments. The annual re-assessment will determine whether the marketing authorization should be maintained, changed, or suspended, based on a sponsor’s fulfillment of its post-marketing obligations and the risk/benefit profile of product.

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

As in the U.S., the EMA also offers a scheme to expedite development of certain drugs. The PRIME initiative was established by the EMA to help promote and foster the development of new medicines in the European Union that demonstrate potential for a major therapeutic advantage in areas of unmet medical need. Benefits of PRIME designation include early confirmation of potential for accelerated assessment, early dialogue and increased interaction with relevant regulatory committees to discuss development options, scientific advice at key development milestones, and proactive regulatory support from the EMA.

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

A significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, since, initially, UK Legislation retained existing EU law. However, new UK legislation is being drafted and the UK has not implemented new EU law, such as the CTR. Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK and the EU. Great Britain (made up of England, Scotland and Wales) is no longer covered by the EEA’s procedures for granting marketing authorizations (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures, as the EU legal framework continues to apply in Northern Ireland, under the Northern Ireland Protocol). A separate marketing authorization will be required to market drugs in Great Britain. It is currently unclear whether the Medical Healthcare products Regulatory Agency (MHRA) in the United Kingdom is sufficiently prepared to handle the increased volume of MAAs that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

While the Deal provides for the tariff-free trade of medicinal products between the UK and the EU, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK.

Orphan designation in Great Britain following Brexit is granted on an essentially identical basis as it is in the EU, but is based on the prevalence of the condition in Great Britain. It is therefore possible that conditions previously designated as an orphan condition in the EU, prior to Brexit, may no longer be designated as an orphan condition in Great Britain and that conditions that were not currently designated as orphan conditions in the EU prior to Brexit will be designated as such in Great Britain.

Additional Regulation

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are applicable to our business. We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state, and local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by, our operations. Our research and development involve the controlled use of hazardous materials, chemicals and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

In addition to FDB, we also worked with Charles River Laboratories Inc. (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. The CRL MSA expired on August 31, 2024 and we are currently in negotiations with CRL for a statement of work to support an orderly wind-down of manufacturing activities at CRL, transition of manufacturing activities of certain intermediates to FDB, and an orderly transition of manufacturing responsibility to PF upon the Manufacturing Transition Date.

Our current manufacturing strategy is to evaluate each product candidate and determine which site in our manufacturing network provides the phase-appropriate technical, quality and regulatory compliance requirements. In addition, the long-range supply requirements of our product candidates are evaluated periodically to ensure we are planning manufacturing capacity and capabilities accordingly across our network. Our manufacturing network is comprised of our own laboratory facilities and contract manufacturing organizations (CMOs). This strategic approach provides us with the flexibility to support our clinical and commercial production needs, address time or capacity constraints as well as provide supply redundancy, where appropriate.

Our T-cell product candidates require blood-derived starting materials which are received from healthy, consenting third party donors through FDA- and EMA-compliant collection centers. Our manufacturing operations are conducted under Code of Federal Regulations (CFR) GMPs, as well as Good Tissue Practices (GTPs). GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Through agreements with our partners, we have acquired the right to use certain manufacturing process know-how related to producing clinical research-related and commercial drug supply. These include materials to support the manufacturing of clinical study and commercial material, including key starting materials and intermediates as well as existing inventory of clinical study and commercial materials. We have the ability to obtain supply from third parties to ensure we have the necessary starting materials donated from healthy consenting third party donors.

Human Capital Management

As of December 31, 2024, we had 153 employees. In January 2025, we announced a reduction in our workforce impacting approximately 50% of our employees. In March 2025, we announced a further reduction in our workforce impacting approximately 50% of our remaining workforce, after which we anticipate retaining approximately 35 personnel essential to execute on our remaining transition activities with Pierre Fabre and certain wind-down activities for our CAR-T programs. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2012. Our principal corporate offices are located at 1280 Rancho Conejo Blvd., Thousand Oaks, California 91320 and our telephone number at that address is (805) 623-4211. Our website address is www.atarabio.com.

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

Risks Related to Our Financial Results, Capital Needs, and Review of Strategic Alternatives

Our activities to review and pursue strategic alternatives may not result in a strategic transaction, and even if we do consummate a strategic transaction, there is no assurance that it will deliver the benefits we expect or enhance stockholder value.

In January 2025, we announced that our board of directors has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders. We previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR-T assets, for which we announced that we have since paused the CAR T programs and discontinued development operations in March 2025. The advisor’s scope was expanded to include a wider range of additional strategic alternatives, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, or other strategic transactions. We are actively in discussions with several potential parties.

We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our board of directors will consider a full range of strategic alternatives, including, but not limited to, those identified in range of strategic alternative described above.

We expect to devote significant time and resources and to incur expenses in identifying and evaluating strategic alternatives for the company, which could have a material adverse effect on our business. A considerable portion of these expenses may be incurred regardless of whether a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the benefits we expect or enhance stockholder value.

Pursuing or consummating any strategic transaction may disrupt our management or business, require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and may pose significant integration challenges, which could adversely affect our operations and financial results. For example, pursuing or consummating these transactions may entail numerous operational and financial risks, including:

•
the inability to retain our key employees or our other service providers;
•
increased volatility of our stock price;
•
higher than anticipated transaction or integration costs;
•
exposure to unknown liabilities;
•
write downs of assets or goodwill or impairment charges;
•
increased amortization expenses; and
•
the possibility of future litigation.

Accordingly, there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above and any transactions that we do complete may be subject to the foregoing or other risks and could have a material adverse effect on our business, financial condition and prospects.

In the event that we do not successfully identify a viable strategic alternative, or consummate such a transaction, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify strategic alternatives for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic alternative or if such a transaction is not completed in a timely manner, or if we are unable to raise sufficient capital to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.

In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our business, we would be required under Delaware law (in addition to paying the costs of the liquidation) to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the satisfaction of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our business. If a liquidation and dissolution are pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our securities may suffer a total loss of their investment.

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the year ended December 31, 2024, we reported a net loss of $85.4 million.

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

We will require substantial near-term financing to continue operations, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts, impair our exploration of strategic alternatives, or require us to pursue a liquidation and dissolution or other wind down of our business.

We expect to expend substantial resources for the foreseeable future to continue the clinical development and manufacturing of our T-cell immunotherapy product candidates. We also expect to continue to expend resources for the development and manufacturing of our product and product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting preclinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product and product candidates.

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

We do not believe that our existing cash, cash equivalents and short-term investments are sufficient to fund our operations and ongoing activities in the near term, and believe that approximately $15 million in additional financing is necessary to fund our ongoing activities required to achieve BLA approval for tab-cel. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the receipt of future payments that are dependent upon the successful transition of substantially all activities relating to tab-cel to Pierre Fabre by the end of the first quarter of 2025, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Any delay in these transition and other activities will create additional expenses and cash needs for us.

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

As of December 31, 2024, we had total cash, cash equivalents and short-term investments of $42.5 million. Our existing cash, cash equivalents and short-term investments as of December 31, 2024 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; and/or strategic transactions. We may also need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate clinical studies or other development activities for one or more of our product candidates, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction of our workforce by approximately 25%. In January 2025, we announced another reduction of our workforce by approximately 50%. In March 2025, we further reduced our workforce by approximately 50%, retaining approximately 35 employees essential to executing on our strategic priorities. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

Risks Related to the Development of Our Product and Product Candidates

We have one approved product, Ebvallo, which is currently approved in the European Economic Area (EEA), the UK and Switzerland. In March 2025, we announced our decision to pause the development of our allogeneic CAR T programs and discontinue all CAR T development operations. All of our other product candidates are still in preclinical development. If we or our collaborators are unable to successfully develop, manufacture and commercialize our product or product candidates or experience significant delays in doing so, our business may be materially harmed.

We have one approved product, Ebvallo, which is currently approved in the EEA, the UK and Switzerland. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of our product and product candidates, if approved, will depend heavily on the successful development and manufacture, and our partners' eventual commercialization of our product and product candidates.

The success of our product and product candidates depends on many factors, including the following:

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

We have been affected by and could be adversely affected in the future by the effects of health epidemics and pandemics, which could materially and adversely affect our business and operations in the future, as well as the businesses and operations of third parties on which we rely.

Our business could be adversely affected by health epidemics and pandemics which may present substantial public health and economic challenges around the world.

Our clinical trials may also be affected by health epidemics and pandemics due to interruptions to clinical trial site data monitoring and the collection, processing, and analyses of efficacy, safety, and translational data. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics and pandemics, may be adversely impacted.

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

Neither we nor our partners can commercialize product candidates in the U.S. without first obtaining marketing authorization for the product candidates from the FDA; similarly, neither we nor our partners can commercialize product candidates outside of the U.S. without obtaining marketing authorization from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure stability, safety, purity, and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The EC has approved the MAA for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which marketing authorization is granted when “comprehensive data cannot be obtained even after authorization.” The MHRA and Swissmedic approved the marketing application for Ebvallo leveraging the EMA assessment. Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo, and if any of our other product candidates are approved under this pathway, we or our future commercial partners will be subject to this obligation. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or our commercial partners, do not satisfy the ongoing post-marketing obligations or the risk/benefit profile of Ebvallo is determined not to be acceptable based on new clinical or post-marketing data, the EC, MHRA, or Swissmedic may change or suspend the marketing approval for Ebvallo. We have not obtained regulatory approval for any other product candidate, and it is possible Ebvallo (tabelecleucel) may not be approved in any other country other than those in which approval has been obtained and also possible that none of our other product candidates or any future product candidates will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supported our plan to submit the tab-cel BLA in the second quarter of 2024. The BLA was submitted in May 2024, and the FDA accepted the BLA submission in July 2024 and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, we received the Response Letter from the FDA in January 2025 relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. Some clinical sites that participated in tabelecleucel studies will also undergo inspection, and the FDA may also choose to inspect us as the sponsor of these studies. The FDA ultimately may not approve the BLA for any of the reasons named above or other reasons. If the FDA does not approve the BLA, this could result in a considerable delay to a subsequent BLA submission or could lead us not to pursue a BLA submission at all. For example, the FDA may not approve the BLA based on the data provided, including a concern that the current clinical dataset is insufficient. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA approval for tab-cel. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a new clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA approval, can support only a more limited indication than that for which we initially applied.

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business.

If we do obtain approval for a product candidate marketing application, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request (including failing to approve the most commercially promising indications), may grant approval contingent on the performance of costly post-marketing clinical studies, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, the clinical study requirements of the FDA, EMA, MHRA, Swissmedic, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. Approvals by the EC and FDA of autologous CAR T therapies, such as Novartis’ Kymriah® and Gilead’s Yescarta®, may not be indicative of what these regulators require for approval of our therapies. If an adverse safety issue or other adverse finding occurs in one or more of our clinical trials, including those that could result in a clinical hold, such events could adversely affect our other clinical trials of the same or related product candidates. Moreover, our product candidates may not perform successfully in clinical studies or may be associated with adverse events that distinguish them from those that have previously been approved, such as approved autologous CAR T therapies. For instance, exposure to allogeneic product candidates may result in adverse events not experienced with autologous products. Even if a product candidate is approved by the FDA and comparable foreign regulatory authorities, the approval might contain significant limitations related to use for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn in a region or country by the respective regulatory agency.

Our T-cell immunotherapy product and product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, commercialize or secure payor coverage of our product candidates.

Our future success is dependent on the successful development and commercialization of T-cell immunotherapies in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product and product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including but not limited to:

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
•
educating medical personnel regarding the potential side effect profile of our product and each of our product candidates, particularly those that may be unique to our allogeneic T-cell product and product candidates;
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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product and product candidates will yield a sufficient supply of satisfactory products that are stable, safe, pure, and potent, or comparable to those T cells historically produced by our partners or that processes will be scalable or profitable.

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

Furthermore, regulatory agencies may also modify or enhance trial requirements which may affect enrollment. For example, in August 2023, the FDA published a guidance document entitled, Informed Consent, Guidance for IRBs, Clinical Investigators, and

Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.

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

Success in preclinical studies and early clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Indeed, a number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies. Despite the results reported in earlier preclinical studies or clinical studies for our product candidates, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors. We do not know whether the clinical studies we may conduct, or clinical studies in progress, will demonstrate adequate efficacy and safety to result in regulatory approval to market any product candidates in any particular jurisdiction.

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored IND applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. Assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary in connection with the review of the BLA by the FDA.

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

From time to time, we or our partners may announce or share with regulatory authorities interim “top line” or preliminary data from clinical studies. Interim data from clinical studies are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously announced. As a result, interim and preliminary data should be viewed with caution. Adverse differences between preliminary or interim data and final data could impact the regulatory approval of, and/or significantly harm the prospects of any product candidate that is impacted by the applicable data.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. For example, in January 2025, the FDA placed a clinical hold on our INDs for tab-cel as well as our product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in a Response Letter we received in January 2025. Our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting material used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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
•
an FDA or other regulatory authority clinical site inspection revealing serious violations of regulations applicable to clinical investigations, which may result in requests for additional data analyses and/or rejection of data deemed unreliable;
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
•
feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign authorities, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to a study protocol;
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

•
data that demonstrate an unacceptable benefit/risk profile, including a lack of efficacy, unforeseen safety issues or adverse side effects
•
difficulties in manufacturing or obtaining from third parties sufficient quantities of clinical product and/or inability to supply a breadth of appropriate partially HLA matched cell lines from among the available T-cell lines to start or to use in clinical studies;
•
lack of adequate funding to continue a study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties;
•
non-compliance with CTIS processes under the new EU Clinical Trial Regulation, including with the CTIS transparency rules, which became applicable on June 18, 2024 and which will require adapting business processes of clinical trial sponsors; or
•
changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

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

We rely on CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expired on August 31, 2024 and we are in negotiations to wind-down our activities at CRL. We are exploring other options for the manufacture of our product and product candidates. There can be no assurance that we will be able to find a new CMO or enter into a new commercial drug product supply agreement with a new CMO on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement could delay the development and commercialization of our product and product candidates, if approved.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP), International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our, or our third party vendors', failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a 2021 11thCircuit decision, Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in which the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that that the orphan-drug exclusivity for the drug developed by Catalyst Pharmaceuticals, Inc. (Catalyst) blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in application of orphan drug exclusivity to products on the market. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospect.

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

We have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, however this designation may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Even though the FDA may grant priority review of a marketing application for a product granted BTD, BTD status is not considered in the FDA's decision to approve or not approve a product candidate.

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

In addition to regulations in the U.S., to market and sell our products in the EU, the UK, many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We or our partners may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by a regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive the approvals necessary to commercialize our products in any market. If we or our partners are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the UK, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

The proposed revision of the European legislation on pharmaceuticals, changes in governmental administration or changes in leadership at relevant agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products.

In April 2023, the EC published proposals to revise the existing European legislation on medicinal products (EU Pharma Law Review). The revisions consist of two proposals, a new directive and a new regulation (EU Pharma Law Proposal) that would amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for pediatric use. The EU Pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the EC, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (OME) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME and replace the current system of separate OME periods for each new indication with a system with a single OME period for each active substance.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us and/or our CMOs and CROs for any post-approval clinical studies that we conduct and for continued commercialization of the product. They also include any post-approval requirements or commitments imposed by FDA or comparable foreign regulatory authorities as a condition of approval, and/or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP, current GCP, current cGTP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or materials for the product manufacture are sourced, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products, product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Changes to regulations, guidelines and recommendations published by various government agencies and organizations may affect the use of our product candidates.

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

In addition, we need to conduct significant development and scale-up work to transfer these processes and manufacture each of our product and product candidates for various studies, clinical studies and commercial launch readiness. To the extent we elect to transfer manufacturing within our network of third party CMOs, we are required to demonstrate that the product manufactured in the new or “receiving” facility is comparable and/or non-inferior to the product manufactured in the original or “sending” facility. The inability to demonstrate to each of the applicable regulatory authorities that acceptable drug product was manufactured could delay the development of our product candidates or availability of additional commercial product supplies.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product or product candidates or in the manufacturing facilities in which our product and product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activity at this CMO. We continue to work with the CMO to investigate and remediate contamination issues but can make no assurance regarding such remediation efforts. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process, which can be weeks. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

The research and development and process and analytical development labs within ARC and our facility in Aurora, Colorado, currently support our mid/late development activities. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing for product candidates at our CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would negatively impact commercial supply, limit our development activities and limit our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our, or our partners', failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. For example, in January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA also placed a clinical hold on our INDs for tab-cel as well as our product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter we received in January 2025. Although our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting materials used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. We also may encounter problems with the following:

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

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs, we may delay development and/or commercialization of our product and product candidates.

We rely on our CMOs or our partners for the current production of our product and product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product and product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs and commercial product. Our CMOs for our product and product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, in January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA also placed a clinical hold on our INDs for tab-cel as well as our product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter we received in January 2025.

To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability and/or non-inferiority of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We would expect additional comparability work will also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data have been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by us or our CMOs.

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

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures and analytical methods to these alternative suppliers, and demonstrate comparability and/or non-inferiority of material produced by such new suppliers. New manufacturers of any product, product candidate, or intermediate would be required to qualify procedures under applicable regulatory requirements. These manufacturers may not be able to manufacture our product and product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we are unable to arrange for alternative third party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development or commercial launch of our product candidates could be substantially delayed.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. For example, the CRL MSA expired on August 31, 2024 and we are in negotiations to wind-down our activities at CRL. We are exploring other options for the manufacture of our product and product candidates, there can be no assurance that we will be able to find a new CMO or enter into a new commercial drug product supply agreement with a new CMO on terms favorable or acceptable to us or at all. Any delays in entering into a new commercial manufacturing agreement could delay the development and commercialization of our product and product candidates, if approved. If Fujifilm does not perform its obligations under the Fujifilm MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under the CRL MSA adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. We also have non-cancellable minimum purchase commitments for products and services in certain agreements with our CMOs, if we do not fulfill such minimum purchase commitments, we will need to pay such CMOs the difference between the applicable minimum purchase commitment and our actual purchases of products and services for a given period. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards and although we monitor our manufacturers, we depend on them to provide honest and accurate information. Any failure by our third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA also placed a clinical hold on our INDs for tab-cel, as well as our product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. Although our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting materials used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter.

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

Furthermore, we are responsible for manufacturing and supplying tab-cel to Pierre Fabre for commercialization in the Territory at cost plus a margin until the transfer of manufacturing responsibility to Pierre Fabre. Pierre Fabre will assume the responsibility and cost for the manufacture and supply of tab-cel in the Territory upon the Manufacturing Transition Date, which is defined as the earlier of i) the date on which all activities relating to the transfer of tab-cel manufacturing, pursuant to the A&R Commercialization Agreement, from Atara to Pierre Fabre have been completed to the reasonable satisfaction of both parties, or ii) December 31, 2025, throughout the remainder of the term of the A&R Commercialization Agreement. Pierre Fabre and we are to use commercially reasonable efforts to achieve this prior to the earlier transfer date from Atara to Pierre Fabre of the first marketing authorization in the Additional Territory or the first BLA. We are in active discussions with Pierre Fabre on accelerating the progressive transfer of all operational activities related to tab-cel, except the BLA sponsorship, to be completed as early as the end of the first quarter of 2025, as well as assumption by Pierre Fabre of certain costs related to the remediation of the third party manufacturing facility to address the FDA’s requests in order to lift the clinical hold and to support resubmission of the BLA for tab-cel. As part of these discussions, we expect to agree to reduce the amount of certain future potential regulatory and commercial milestone payments relating to tab-cel in the Additional Territory. Any delays in completing the manufacturing transfer to Pierre Fabre will increase our costs in order to meet our supply obligations and adversely impact our ability to develop our product candidates, and any reduction in amounts of future potential regulatory or commercial milestone payments may impact our future cash flows.

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

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from being issued as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our products and product candidates in the U.S. or in other countries.

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

Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product and product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same effect as our product and product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product and product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product and product candidates are threatened, it could jeopardize our ability to commercialize our products and product candidates and dissuade companies from collaborating with us.

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

Additionally, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We and our partners have filed a number of patent applications with claims directed to our product and product candidates or methods of using or making the product and those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of claims in any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our partners were the first to file any patent application related to a product or product candidate. We or our partners may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other foreign patent offices.

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

Filing, prosecuting, enforcing and defending patents on all of our products and product candidates in all countries throughout the world would be prohibitively expensive. Our intellectual property rights in certain countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws of certain foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. Consequently, we and our partners may not be able to prevent third parties from practicing our inventions in countries outside the U.S., or from selling or importing infringing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or where we do not have exclusive rights under the relevant patents to develop their own products and, further, may export otherwise-infringing products to territories where we and our partners have patent protection but where enforcement is not as strong as that in the U.S. These infringing products may compete with our product and product candidates in jurisdictions where we or our partners have no issued patents or where we do not have exclusive rights under the relevant patents, or our patent claims and other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

We hold rights under license agreements with our partners, including MSK that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. For example, we are in disagreement with MSK on whether we owe a portion of the upfront payments and milestones we received from Pierre Fabre under the A&R Commercialization Agreement to MSK under the terms of our license agreements with MSK. We have entered into evaluative non-binding mediation with MSK to potentially resolve this disagreement. There is no guarantee we will reach a favorable outcome in the mediation or on this matter and we may owe a portion of future milestones we receive from Pierre Fabre to MSK. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product and product candidates and our, or our partners’ ability to commercialize the affected product and product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

Risks Related to Commercialization of Our Product and Product Candidates

Our commercial success depends upon developing a clearly differentiated product and attaining significant market acceptance of our product and product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

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
•
the differentiation profile versus other approved therapies at the time of commercialization;
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

•
the geography and timing of market introduction of our products as well as competitive products;
•
the development of manufacturing and distribution processes for our product and product candidates;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement from, and our commercialization partners' ability to negotiate pricing with, third-party payors and government authorities;
•
the limited healthcare resources to accommodate CAR T therapies;
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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third party payors in the U.S. Third party payors in the U.S. often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. The process of determining coverage and reimbursement is often time consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third party payors will decide with respect to coverage and reimbursement for our drug products. Our partners’ inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed and our overall financial condition.

Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and affect the prices for our product and product candidates.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product and product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. As of January 1, 2024, manufacturers' Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including, most notably: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

There have also been administrative developments in the U.S. related to drug pricing. For example, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. Additionally, on February 14, 2023, the Department of Health and Human Services issued a report which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

Other recent administrative actions may affect our upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

The results of the 2024 Presidential and Congressional elections, and potential subsequent developments further increase the uncertainty related to the healthcare regulatory environment, particularly given the Trump Administration's stated commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS and CMS. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

We face competition from numerous pharmaceutical and biotechnology enterprises, as well as from academic institutions, government agencies and private and public research institutions for our current product and product candidates. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, patient convenient, have fewer side effects or are less expensive than any products that we may develop, and if our product cannot be administered in a treatment setting proximate to the patient (e.g., community practices). Additionally, our commercial opportunities will be reduced or eliminated if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of our current or future target diseases. Competition could result in reduced sales and pricing pressure on our product and product candidates, if approved by applicable regulatory authorities. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product and product candidates.

There are currently no FDA-approved products for the treatment relapse and/or refractory of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware some marketed products and therapies are used per global physician treatment guidelines in the US and the EU in the treatment of EBV+ PTLD by some healthcare professionals and institutions, such as rituximab and combination chemotherapy regimens.

There are currently seven autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah®(tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s CarvyktiTM (ciltacabtagene autoleucel). There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD NHL and Lupus, are well established and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third party payors may encourage the use of generic products or specific branded products. We expect that our product and our product candidates, if approved, will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.

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

As of December 31, 2024, we had 153 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

•
managing our clinical studies effectively;
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
•
expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical studies effectively and hire, train and integrate additional management, research and development, regulatory, manufacturing and administrative personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2023 through December 31, 2024, the reported sale price of our common stock has fluctuated between $4.97 and $141.00 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. In September 2024, Pascal Touchon, our President and Chief Executive Officer stepped down from his position and was appointed Chairperson of our board of directors, and AnhCo “Cokey” Nguyen, our Chief Scientific and Technical Officer, was appointed as our President and Chief Executive Officer. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. In addition, we may not be able to effectively transition members of our management, including transitioning Dr. Nguyen into the position of President and Chief Executive Officer.

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

Healthcare providers, including physicians, and third party payors will play a primary role in the recommendation and prescription of our product and any product candidates for which we obtain regulatory approval. Our current and future arrangements with third party payors and customers may expose us to broadly applicable federal and state fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. If we obtain FDA approval of any of our product candidates and our partners begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs, distribution agreements, discounting, commission compensation, certain patient support offerings, and other business arrangements generally. In addition, the approval and commercialization of our product and any of our product candidates outside the United States will also likely subject us to foreign equivalents of such healthcare laws, among other foreign laws. See Part I, Item 1, “Government Regulation and Product Approval – U.S. Health Care Laws” for additional details on applicable federal and state healthcare laws and regulations that may affect our business operations.

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

In addition, the EU GDPR also prohibits the transfer of personal information from the EEA to countries that the European Commission does not recognize as having an “adequate” level of data protection unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information (e.g., EU Standard Contractual Clauses or EU SCCs). Data protection laws in the UK (as discussed below) and Switzerland impose similar restrictions. There is also a requirement in certain cases for companies to carry out a transfer impact assessment (TIA) which, among other things, assess laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU.

On July 10, 2023, the EC adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal information for companies that self-certify to the Data Privacy Framework (DPF). Entities relying on EU SCCs for transfer to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress. However, any transfers by us or our vendors of personal information subject to the EU GDPR may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, and may reduce demand from companies subject to European data protection laws.

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

Regulation of privacy, data protection, and data security has also become more stringent in the United States. HIPAA imposes requirements to protect the privacy and security of protected health information (PHI) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. HHS’ Office for Civil Rights (OCR), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (the Privacy Rule). HHS has also adopted data security regulations that require Covered Entities and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices). While the vast majority of HIPAA obligations do not apply to pharmaceutical companies or clinical trial data, the requirements inform privacy and security practices across the industry and may impact interactions with health care providers.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level, including several comprehensive privacy laws. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State's “My Health My Data Act” regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.”

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

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC published an advance notice of proposed rulemaking on “commercial surveillance” and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive. The FTC’s rulemaking may create change throughout the economy and broader data ecosystem. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification. Additionally, in 2021, the OCR has issued a Notice of Proposed Rulemaking, which proposed a number of changes to the HIPAA Privacy Rule, and in 2025, the OCR issued a Notice of Proposed Rulemaking which proposed a number of changes to HIPAA Security Rule.

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

As of December 31, 2024, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. States vary in conformity to all or portions of the Tax Act. The Tax Act did not have a material impact to our financial statements.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change”. Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We performed a Section 382 analysis of transactions in our stock through December 31, 2024 and concluded that we have experienced ownership changes since inception that we believe under Section 382 of the Code will result in limitations on our ability to use certain pre-change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated before January 1, 2018 may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes. Regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, may cause our existing tax attributes to expire, decrease in value or otherwise be unavailable to offset future income tax liabilities.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updaters and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Following our monitoring, we adjust, implement and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Officer, who reports to our Chief Financial Officer and Chief Operating Officer, to manage any identified risks and mitigation process. As part of our overall cyber security framework, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our information technology (IT) department and management. Personnel at all levels and departments are made aware of our cybersecurity policies through ongoing training.

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

Item 2. Properties

Our corporate headquarters are located in Thousand Oaks, California and consists of approximately 33,659 square feet of office space under a lease agreement that expires in February 2032. In February 2025, we moved our headquarters to Atara Research Center, our existing office, lab, and warehouse space at 1280 Rancho Conejo Blvd, Thousand Oaks, CA 91320 (ARC).

The initial 10.5-year term of the ARC lease commenced in August 2021. We have the option to extend this lease for two additional five-year periods after the initial term.

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

On March 3, 2025, there were 5 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel), our lead program in Phase 3 clinical development in the U.S., has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are the most advanced allogeneic T-cell immunotherapy company and intend to rapidly deliver off-the-shelf treatments to patients with high unmet medical need. Our platform leverages the unique biology of EBV T cells and has the capability to treat a wide range of EBV-driven diseases or other serious diseases through incorporation of engineered chimeric antigen receptors (CARs) or T-cell receptors (TCRs). Our strategic priority is:

•
Tab-cel®: Our most advanced T-cell immunotherapy program, tab-cel, has received MAA for commercial sale in the EEA, the UK, and Switzerland under the proprietary name Ebvallo and is partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases.

In March 2025, we announced our decision to pause development of our allogeneic CAR T cell programs and to discontinue development operations for our CAR T programs, including all clinical trials evaluating ATA3219 and development operations for ATA3431. We expect to complete wind-down activities for the CAR T programs by the end of the first quarter of 2025. We have also stopped development on ATA188, an allogeneic T-cell immunotherapy targeting multiple sclerosis (MS).

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

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $580.0 million in additional milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory including up to $60.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are in active discussions with Pierre Fabre on accelerating the transfer of all operational activities related to tab-cel, except the BLA sponsorship, to be completed as early as the end of the first quarter of 2025, as well as assumption by Pierre Fabre of certain costs related to the remediation of the third party manufacturing facility to address the FDA’s requests in order to lift the clinical hold and to support resubmission of the BLA for tab-cel. As part of these discussions, we expect to agree to reduce the amount of certain future potential regulatory and commercial milestone payments relating to tab-cel in the Additional Territory. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We also worked with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. The CRL MSA expired on August 31, 2024 and we are currently in negotiations with CRL for a statement of work to support an orderly wind-down of manufacturing activities at CRL, transition of manufacturing activities of certain intermediates to FDB, and an orderly transition of manufacturing responsibility to PF upon the Manufacturing Transition Date.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with clinical research organizations and CMOs.

In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of December 31, 2024, there are no remaining payments for the November 2023 reduction in force. All of the costs were cash expenditures and one-time termination benefits.

In January 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were made during in the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of December 31, 2024, approximately $0.1 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter only cited findings that arose during a pre-license inspection of a third-party manufacturing facility for tab-cel. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel. Additionally, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. We are currently undertaking efforts to support this third-party manufacturer in addressing the FDA's requests to lift the clinical hold and to support resubmission of the BLA for tab-cel.

In January 2025, we announced another strategic reduction in workforce of approximately 50%. We expect to recognize approximately $7.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 through May 2026. The majority of the associated costs represent cash expenditures.

In March 2025, we announced a further strategic reduction in workforce of approximately 50%, retaining approximately 35 employees essential to executing on our strategic priorities. We expect to recognize approximately $3.0 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 through May 2026. The majority of the associated costs represent cash expenditures.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net losses were $85.4 million and $276.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $2.1 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2024, our cash, cash equivalents and short-term investments totaled $42.5 million, which we intend to use to fund our operations.

Revenues

We have generated limited commercialization revenues under the A&R Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees, milestone payments and amounts recognized from the sale of zero-cost inventories for which all performance obligations are complete, and is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory under the A&R Commercialization Agreement until the applicable royalty cap under the HCRx Agreement is met, if at all. and milestone or royalty payments related to the Additional Territory under the A&R Commercialization Agreement is subject to us obtaining regulatory approval in the US or for another market within the Additional Territory. Our license and collaboration revenue recognized to date is primarily derived from agreements with Bayer AG, which terminated as of July 31, 2022.

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, will fluctuate from period to period as a result of the timing and number of inventory purchases by Pierre Fabre, potential milestone achievement, any potential regulatory approvals and the timing of manufacturing and cell selection technology transfer to Pierre Fabre.

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our consolidated statement of operations and comprehensive income (loss). Cost of commercialization revenue for Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, also include direct and indirect costs related to the production of Ebvallo, as revenue is recognized on such Ebvallo shipments. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in U.S. states and foreign jurisdictions. Our effective tax rate was 0% for the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

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
•
Expected volatility – In earlier periods, volatility was estimated using an average of our historical volatility and comparable public companies’ volatility for similar terms. Beginning in 2023, volatility is based solely on Atara's historical stock price volatility.
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

Accounting for Income Taxes

See Note 11 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of our income tax expense, if any, as well as the temporary differences that exist as of December 31, 2024.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of approximately $368.4 million as of December 31, 2024 related primarily to net operating loss carryforwards, capitalized research expenses, and tax credit carryforwards.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

Revenue consisted of the following in the periods presented:

	Year ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Commercialization revenue	$128,940	$7,886	$121,054
License and collaboration revenues	—	687	(687)
Total revenue	$128,940	$8,573	$120,367

Commercialization revenues were $128.9 million in 2024 as compared to $7.9 million in 2023. The increase in 2024 was due to revenue recognized as a result of the additional performance obligations identified pursuant to the A&R Commercialization Agreement, including, but not limited to, the $46.7 million in fees related to transition plan activities for the year ended December 31, 2024, and the acceleration of the recognition period of the existing performance obligation related to the Initial Territory from the Pierre Fabre Commercialization Agreement.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Year ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Cost of commercialization revenue	$21,009	$8,886	$12,123

Costs of commercialization revenues were $21.0 million in 2024 compared to $8.9 million in 2023. The increase primarily related to an increased level of expense recognized associated with adjustments to reflect inventory at net realizable value, partially offset by a reduction of in-license sales-related milestone expense. Prior to receiving EC regulatory approval for Ebvallo in the EU in December 2022, we recorded all costs incurred in the manufacture of Ebvallo to be sold upon commercialization as research and development expense. As a result, Ebvallo inventories manufactured before EC regulatory approval, referred to as zero cost inventories, were expensed as research and development and are therefore excluded from the cost of commercialization revenue. Ebvallo manufacturing costs incurred after EC regulatory approval are capitalized into inventory and recorded into cost of commercialization revenue as the related commercialization revenue is recognized. The majority of commercialization revenue recognized to date associated with the sale of Ebvallo is related to zero cost inventories.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Year ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Platform sciences, development and operations expense	$77,444	$122,940	$(45,496)
Medical and safety expense	44,138	67,445	(23,307)
Regulatory and quality expense	29,901	34,400	(4,499)
Total research and development expenses	$151,483	$224,785	$(73,302)

Platform sciences, development and operations expense were $77.4 million in 2024 as compared to $122.9 million in 2023. The decrease in 2024 was primarily due to lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force and the termination of the ATA188 program after the Phase 2 EMBOLD study did not meet its primary endpoint.

Medical and safety expense were $44.1 million in 2024 as compared to $67.4 million in 2023. The decrease in 2024 is primarily due to lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force and the close out of the ATA188 Phase 2 EMBOLD study after it did not meet its primary endpoint.

Regulatory and quality expense were $29.9 million in 2024 as compared to $34.4 million in 2023. The decrease in 2024 was primarily driven by lower payroll and related costs, driven by the November 2023 and January 2024 reductions in force. This decrease was partially offset by increased costs related to activities supporting the tab-cel BLA submission.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,
	2024	2023	(Decrease) Increase
	(in thousands)
General and administrative expenses	$39,886	$50,908	$(11,022)

General and administrative expenses were $39.9 million in 2024 as compared to $50.9 million in 2023. The decrease in 2024 was primarily driven by lower payroll and related costs as a result of the November 2023 and January 2024 reductions in force.

Other income (expense), net

	Year ended December 31,
	2024	2023	Increase (Decrease)
	(in thousands)
Interest income	$2,110	$5,426	$(3,316)
Interest expense	(4,615)	(5,285)	670
Other income (expense), net	528	(246)	774
Total other income (expense), net	$(1,977)	$(105)	$(1,872)

Interest income was $2.1 million in 2024, as compared to $5.4 million in 2023. The decrease in 2024 was primarily driven by lower balances of cash, cash equivalents and available-for-sale securities.

Interest expense remained consistent in 2024 as compared to 2023.

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

In January 2024, we completed a registered direct offering of pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant. We received aggregate net proceeds of $14.8 million after deducting offering expenses payable by us.

In September 2024, we completed a registered direct offering of 758,900 shares of common stock at an offering price of $8.25 per share and pre-funded warrants to purchase 3,604,780 shares of common stock at an offering price of $8.2499 per warrant. We received aggregate net proceeds of $35.8 million after deducting offering expenses payable by us.

During the year ended December 31, 2024, we sold an aggregate of 492,855 shares of common stock under our ATM facilities, at an average price of $19.23 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

In January 2025, we announced that we had entered into a non-binding term sheet with Redmile Group to provide up to $15 million in funding through an equity line of credit. We are also exploring alternative financing options.

We are in active discussions with Pierre Fabre on accelerating the transfer of all operational activities related to tab-cel, except the BLA sponsorship, to be completed as early as the end of the first quarter of 2025, as well as assumption by Pierre Fabre of certain costs related to the remediation of the third party manufacturing facility to address the FDA’s requests in order to lift the clinical hold and to support resubmission of the BLA for tab-cel. As part of these discussions, we expect to agree to reduce the amount of certain future potential regulatory and commercial milestone payments relating to tab-cel in the Additional Territory that we are entitled to receive, which could negatively impact our future cash flow.

We have incurred losses and negative cash flows from operations in each year since inception and have generated limited commercialization revenues from the A&R Commercialization Agreement, following the December 2022 EU regulatory approval of Ebvallo, which is subject to the terms of the HCRx Agreement. We do not maintain any meaningful milestone or royalty payments from Pierre Fabre relative to the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, if at all. We continue to incur significant research and development and other expenses related to our ongoing operations and expect to incur losses for the foreseeable future. As a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third party funding and other collaborations, strategic alliances and partnering arrangements. We may borrow funds on terms that may include restrictive covenants, including covenants that restrict the operation of our business, liens on assets, high effective interest rates and repayment provisions that reduce cash resources and limit future access to capital markets. In addition, we expect to continue to opportunistically seek access to additional funds through additional public or private equity offerings or debt financings including by utilizing the 2023 ATM Facility, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. To the extent that we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent that we raise additional funds through collaboration or partnering arrangements, we may be required to relinquish some of our rights to our technologies or rights to market and sell our products in certain geographies or grant licenses or other rights on terms that are not favorable to us.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

December 31,	December 31,
2024	2023
(in thousands)

Cash and cash equivalents	$25,030	$25,841
Short-term investments	17,466	25,884
Total cash, cash equivalents and short-term investments	$42,496	$51,725

Contractual Obligations and Commitments

We lease office space in Thousand Oaks, California, under a non-cancellable lease agreement for approximately 51,160 square feet of office space. The initial term of this lease expires in February 2026. The contractual obligations during the initial term are $8.5 million in aggregate. We have the option to extend the lease for an additional period of five years after the initial term. We moved our headquarters to Atara Research Center (ARC), our existing office, lab, and warehouse space in Thousand Oaks, California. In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at ARC. The initial 10.5-year term of this lease commenced in August 2021 and the contractual obligations during the initial term are $21.0 million in aggregate. We have the option to extend this lease for two additional five-year periods after the initial term.

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

In February 2017, we entered into a lease agreement (ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California. The initial 15-year term of this lease commenced in February 2018, and the contractual obligations during the initial term are $16.4 million in aggregate. We have the option to extend this lease for two additional periods of ten and nine years, respectively, after the initial term. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. We remain joint and severally liable for obligations related to the ATOM Lease. See Note 7 – “Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for further information on our lease obligations.

We enter into contracts in the normal course of business with clinical research organizations for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. See Note 9 – “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for further information on our contractual obligations and commitments.

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(68,717)	$(192,977)
Investing activities	8,624	123,866
Financing activities	59,282	2,010
Net decrease in cash, cash equivalents and restricted cash	$(811)	$(67,101)

Operating activities

Net cash used in operating activities was $68.7 million in 2024 as compared to $193.0 million in 2023. The decrease of $124.3 million was primarily due to lower cash operating expenses in 2024 as compared to 2023, primarily due to lower compensation-related costs resulting from lower headcount driven by November 2023 and January 2024 reductions in force, as well as the $40.0 million received from Pierre Fabre in 2023 for development milestones met in December 2022, with no similar cash flows received in 2024.

Investing activities

Net cash provided by investing activities in 2024 consisted of $28.5 million received from maturities and sales of available-for-sale securities, partially offset by $19.7 million used to purchase available-for-sale securities and $0.2 million in purchases of property and equipment.

Net cash provided by investing activities in 2023 consisted primarily of $208.7 million received from maturities and sales of available-for-sale securities, partially offset by $83.6 million used to purchase available-for-sale securities and $1.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in 2024 consisted primarily of $50.6 million of net proceeds from sale of common stock and pre-funded warrants in registered direct offerings, and $9.3 million of net proceeds from ATM facilities.

Net cash provided by financing activities in 2023 consisted primarily of $2.1 million of net proceeds from ATM facilities and $0.9 million of net proceeds from employee stock award transactions.

Operating Capital Requirements and Plan of Operations

We do not believe that our existing cash, cash equivalents and short-term investments are sufficient to fund our operations and ongoing activities in the near term, and believe that approximately $15 million in additional financing is necessary to fund our ongoing activities required to achieve BLA approval for tab-cel. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the planned transition of substantially all activities relating to tab-cel to Pierre Fabre by the end of the first quarter of 2025, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in the near term to finance our planned operations.

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

Our existing cash, cash equivalents and short-term investments as of December 31, 2024 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

In order to complete the process of obtaining regulatory approval for our product candidate that has not received approval in the US, we will require substantial additional funding. We expect to continue to seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to further delay, limit, reduce or terminate clinical studies or other development activities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had total cash, cash equivalents and short-term investments of $42.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change in the fair market value of our portfolio.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atara Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company" or “Atara”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Commercialization Revenue and Deferred Revenue – Accounting for Out- License Agreements – Refer to Notes 2 and 5 to the Financial Statements

Critical Audit Matter Description

The Company has entered into certain out-license agreements with Pierre Fabre Medicament ("Pierre Fabre").

During 2021, the Company entered into a Commercialization Agreement with Pierre Fabre. Under the terms of the agreement, the Company granted Pierre Fabre a license to commercialize and distribute Ebvallo in an initial territory and became responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services. In 2022, the Company entered into an Amendment Agreement to the Pierre Fabre Commercialization Agreement (the “PF Amendment No. 1”). Under the terms of the PF

Amendment No. 1, Atara became entitled to an additional milestone payment in exchange for, among other things, a reduction in: (i) royalties Atara is eligible to receive, and (ii) the price mark up on supply purchased by Pierre Fabre. Additionally, Atara also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In 2023, the Company entered into an amended and restated Pierre Fabre Commercialization Agreement (the “A&R Commercialization Agreement”). Under the terms of the A&R Commercialization Agreement, the Company granted Pierre Fabre an expanded license to commercialize and distribute Ebvallo in all other countries in the world and remains responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services until transfer of responsibility to Pierre Fabre.

In 2024, the Company entered into an agreement with Pierre Fabre to sell certain intermediates used in the manufacture of Ebvallo for $15.5 million.

The Company recognizes revenue on the commercialization agreements with Pierre Fabre as they satisfy their performance obligations and when a customer obtains control of the promised goods or services. The revenue related to the commercialization agreements with Pierre Fabre is recognized within commercialization revenue within the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2024, the Company recognized $128.9 million of commercialization revenue and deferred revenue amounted to $95.1 million, of which all $95.1 million is included in current liabilities.

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

March 7, 2025

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$25,030	$25,841
Short-term investments	17,466	25,884
Restricted cash	146	146
Accounts receivable	1,482	34,108
Inventories	10,655	9,706
Other current assets	10,115	6,184
Total current assets	64,894	101,869
Property and equipment, net	1,294	3,856
Operating lease assets	39,807	54,935
Other assets	3,103	4,844
Total assets	$109,098	$165,504

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,367	$3,684
Accrued compensation	6,589	11,519
Accrued research and development expenses	7,984	17,364
Deferred revenue	95,092	77,833
Other current liabilities	20,542	31,826
Total current liabilities	134,574	142,226
Deferred revenue – long-term	—	37,562
Operating lease liabilities – long-term	29,914	45,693
Liability related to the sale of future revenues – long-term	38,624	34,623
Other long-term liabilities	3,269	4,631
Total liabilities	206,381	264,735

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2024 and 2023, respectively; 5,859 and 4,258 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	—
Additional paid-in capital	1,957,261	1,870,123
Accumulated other comprehensive (loss) income	8	(204)
Accumulated deficit	(2,054,553)	(1,969,150)
Total stockholders’ equity (deficit)	(97,283)	(99,231)
Total liabilities and stockholders’ equity (deficit)	$109,098	$165,504

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Commercialization revenue	$128,940	$7,886
License and collaboration revenue	—	687
Total revenue	128,940	8,573
Costs and operating expenses:
Cost of commercialization revenue	21,009	8,886
Research and development expenses	151,483	224,785
General and administrative expenses	39,886	50,908
Total costs and operating expenses	212,378	284,579
Loss from operations	(83,438)	(276,006)
Other income (expense), net:
Interest income	2,110	5,426
Interest expense	(4,615)	(5,285)
Other income (expense), net:	528	(246)
Total other income (expense), net	(1,977)	(105)
Loss before provision for (benefit from) income taxes	(85,415)	(276,111)
Provision for (benefit from) income taxes	(12)	15
Net loss	$(85,403)	$(276,126)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	212	1,863
Comprehensive loss	$(85,191)	$(274,263)

Basic and diluted net loss per common share	$(11.41)	$(65.19)

Basic and diluted weighted-average shares outstanding	7,488	4,236

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance as of January, 1 2023	3,837	—	1,821,731	(2,067)	(1,693,024)	126,640
Issuance of common stock through ATM facilities, net of commissions and offering costs of $351	122	—	2,172	—	—	2,172
Exercise of pre-funded warrants	116	—	—	—	—	-
RSU settlements, net of shares withheld	147	—	(94)	—	—	(94)
Issuance of common stock pursuant to employee stock awards	36	—	928	—	—	928
Stock-based compensation expense	—	—	45,386	—	—	45,386
Net loss	—	—	—	—	(276,126)	(276,126)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1,863	—	1,863
Balance as of December 31, 2023	4,258	—	1,870,123	(204)	(1,969,150)	(99,231)
Issuance of common stock and pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $397	759	1	50,602	—	—	50,603
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
Exercise of pre-funded warrants	9	—	—	—	—	-
RSU settlements, net of shares withheld	314	—	(7)	—	—	(7)
Issuance of common stock pursuant to employee stock awards	26	—	230	—	—	230
Stock-based compensation expense		—	27,001	—	—	27,001
Net loss		—	—	—	(85,403)	(85,403)
Unrealized gain (loss) on available-for-sale securities		—	—	212	—	212
Balance as of December 31, 2024	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(85,403)	$(276,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,001	45,386
Depreciation and amortization expense	5,051	4,829
Accretion of liability related to sale of future revenues	4,109	4,792
Non-cash operating lease expense	12,126	11,795
Amortization (accretion) of investment premiums	(240)	792
Other non-cash items, net	(402)	214
Changes in operating assets and liabilities:
Accounts receivable	32,626	6,113
Inventories	(4,434)	(8,120)
Other current assets	(1,227)	273
Other assets	19	1,043
Accounts payable	687	(3,130)
Accrued compensation	(4,930)	(6,140)
Accrued research and development expenses	(9,380)	(3,663)
Other current liabilities	(12,504)	11,064
Deferred revenue	(20,303)	30,395
Operating lease liabilities	(11,051)	(12,636)
Other long-term liabilities	(462)	142
Net cash used in operating activities	(68,717)	(192,977)
Investing activities
Purchases of short-term investments	(19,665)	(83,648)
Proceeds from maturities and sales of short-term investments	28,535	208,712
Purchases of property and equipment	(246)	(1,223)
Proceeds from sale of property and equipment	—	25
Net cash provided by (used in) investing activities	8,624	123,866
Financing activities
Proceeds from sale of common stock and pre-funded warrants in registered direct offerings, net	50,603	—
Proceeds from issuance of common stock through ATM facilities, net	9,348	2,136
Proceeds from employee stock awards	230	928
Taxes paid related to net share settlement of restricted stock units	—	(94)
Principal payments on finance lease obligations	(892)	(947)
Other financing activities, net	(7)	(13)
Net cash provided by financing activities	59,282	2,010
Increase (decrease) in cash, cash equivalents and restricted cash	(811)	(67,101)
Cash, cash equivalents and restricted cash at beginning of period	25,987	93,088
Cash, cash equivalents and restricted cash at end of period	$25,176	$25,987
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$—	$132
Accrued costs related to ATM facilities	$—	$78
Proceeds from issuance of common stock through ATM facilities not yet received	$—	$114
Supplemental cash flow disclosure
Cash paid for interest	$685	$447
Cash paid for income taxes	$24	$2

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

Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory)), subject to our performance of certain obligations. See Note 5 for further information. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). See Note 9 for further information.

In November 2023, we announced a reduction in force that reduced our workforce by approximately 30%. We recognized $6.7 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are one-time termination benefits and are all cash charges. In January 2024, we announced a strategic reduction in workforce of approximately 25%. We recognized $5.1 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are one-time termination benefits and are all cash charges. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits. Refer to Note 8 for further information.

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing therapeutics. Our President & Chief Executive Officer, who is our chief operating decision maker (CODM), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The CODM assesses performance for the business and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The CODM uses net loss to monitor expenditures and budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following tables represent information provided to the chief operating decision maker:

	Year Ended December 31,
	2024	2023
Revenue	$128,940	$8,573
Less:
Cost of commercialization revenue	21,009	8,886
Platform sciences, development and operations expense	77,444	122,940
Medical and safety expense	44,138	67,445
Regulatory and quality expense	29,901	34,400
General and administrative expense	39,886	50,908
Other segment items*	1,965	120
Net loss	(85,403)	(276,126)

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization and collaboration revenue recognized in 2024 and 2023 related to our agreements with Pierre Fabre, a French company.

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

Going Concern

We have incurred operating losses since inception and we expect that existing cash, cash equivalents and short-term investments as of December 31, 2024, will not be sufficient to fund our planned operations for at least 12 months after the issuance of the accompanying consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement, such payments are contingent upon the successful filing and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 10; and/or strategic transactions. We may need to raise additional funding as required based on the status of our development programs and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currency Translation

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2024 were not material.

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

Accounts Receivable, net

Accounts receivable are primarily amounts due from our commercialization partner.

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

We begin capitalizing costs as inventory when the product candidate receives regulatory approval and when the manufacturing facility producing such inventory is qualified by the relevant regulatory agency. Prior to regulatory approval and facility qualification, we record such production costs related to product candidates as research and development expenses. Any manufactured product that is available for commercial sale is recorded to inventory; to the extent it is later used for clinical studies, such inventory costs are then recorded within research and development expenses.

We assess the recoverability of our inventory each reporting period and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted production requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded within cost of commercialization revenue.

Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years, except for leasehold improvements, which are depreciated on a straight-line basis over the lesser of the estimated useful life of the leasehold improvement or the lease term. Costs incurred to acquire, construct or install property and equipment during the construction stage of a capital project or costs incurred to purchase and develop internal use software during the application development stage are recorded as construction in progress. Maintenance and repairs are expensed as incurred.

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

Cost of commercialization revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and adjustments to reduce inventory to the lower of cost or net realizable value. The majority of tab-cel (Ebvallo) sold to Pierre Fabre to date had been produced prior to receiving regulatory approval. Costs incurred to produce tab-cel (Ebvallo) prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our consolidated statement of operations and comprehensive income (loss). As we sell Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility, and as revenue is recognized on such Ebvallo sales, cost of commercialization revenue includes direct and indirect costs related to the production of Ebvallo. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

In 2024 and 2023, cost of commercialization revenue included adjustments of $18.5 million and $6.6 million, respectively, to write-off of inventories and to reflect them at the lower of cost or net realizable value.

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

Expected volatility – Expected volatility is estimated based on the historical volatility of Atara’s stock price historical volatility for the same period of time as the expected term of the associated award.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2024 and 2023 we recorded matching contributions of approximately $1.2 million and $1.9 million, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2024 and 2023. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

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

In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our annual periods beginning October 1, 2027, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the dates listed that were excluded from the computation of diluted net loss per common share, as their inclusion would have an antidilutive effect:

	As of December 31,
	2024	2023
Unvested RSUs	414,470	250,449
Vested and unvested options	222,333	428,266
ESPP share purchase rights	5,971	7,434
Total	642,774	686,149

4.
Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$13,718	$—	$—	$13,718
U.S. Treasury obligations	Level 2	27,450	8		$27,458
Total available-for-sale securities		41,168	8	—	41,176
Less: amounts classified as cash equivalents		(23,708)	(2)		$(23,710)
Amounts classified as short-term investments		$17,460	$6	$—	$17,466

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2023:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,376	$—	$—	$14,376
U.S. Treasury obligations	Level 2	9,928	1	—	9,929
Corporate debt obligations	Level 2	26,089	—	(205)	25,884
Total available-for-sale securities		50,393	1	(205)	50,189
Less: amounts classified as cash equivalents		(24,304)	(1)	—	(24,305)
Amounts classified as short-term investments		$26,089	$—	$(205)	$25,884

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2024		As of December 31, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$41,168	$41,176	$50,393	$50,189
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$41,168	$41,176	$50,393	$50,189

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of December 31, 2024, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the years ended December 31, 2024 and 2023, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our consolidated balance sheet. As of December 31, 2024 and 2023, accrued interest receivable was immaterial. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2024 and 2023.

In addition, restricted cash collateralized by a certificate of deposit is a financial asset measured at fair value and is a Level 1 financial instrument under the fair value hierarchy.

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$25,030	$25,841
Restricted cash – short-term	146	146
Total cash, cash equivalents and restricted cash	$25,176	$25,987

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (the PF Amendment). Under the terms of the PF Amendment, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel (Ebvallo) in the Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre in the Initial Territory at our cost pursuant to the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestone payments related to Ebvallo in the Initial Territory under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx.

In October 2023, we entered into the A&R Commercialization Agreement with Pierre Fabre. Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below.

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

Cell selection is the process of identifying the appropriate cell line from available tab-cel inventory to be used for a patient. We are responsible for the performance of commercial cell selection services in the Initial Territory at our cost through the earlier of the PF Transfer Date, June 30, 2025 or a date otherwise agreed to by Pierre Fabre and us. We are responsible for the performance of commercial cell selection services in the Additional Territory through the earlier of the PF Transfer Date or a date otherwise agreed to by Pierre Fabre and us, at the sole expense of Pierre Fabre. Without transfer of the cell selection technology, no other party can provide such services. In February 2025, we transferred commercial cell selection in the Initial Territory and the Additional Territory to Pierre Fabre.

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

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. We expect to recognize the remaining deferred revenue associated with the Additional Territory Obligation and the Process Sciences Obligation over a period of approximately one year respectively. We reassess this evaluation each reporting period. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We expect to recognize revenue associated with the Intermediate Inventory Obligation at a point in time on the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory transfers to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the year ended December 31, 2024 was as follows:

Total
(in thousands)
Deferred revenue, December 31, 2023	$115,395
Additions	105,235
Recognized into commercialization revenue	(125,538)
Deferred revenue December 31, 2024	95,092
Less: deferred revenue – current portion	(95,092)
Deferred revenue – long-term, December 31, 2024	$—

During the year ended December 31, 2024, we recognized $45.7 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the year ended December 31, 2024, we recognized revenue of $0.9 million related to performance obligations partially satisfied in prior periods related to changes in the transaction price upon achievement of development milestones.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2024 and 2023. Such costs were $43.3 million for the year ended December 31, 2024 and were not material for the year ended December 31, 2023.

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

The gross proceeds of the Investment Amount of $31.0 million were recorded as a liability related to the sale of future revenues, net of transaction costs of $0.4 million, and is amortized using the effective interest method over the life of the arrangement.

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. As of December 31, 2024, the annual effective interest rate was approximately 10%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the year ended December 31, 2024:

(in thousands)
Liability related to sale of future revenues as of December 31, 2023	$35,076
Accretion of interest expense on liability related to sale of future revenues	4,109
Amortization of debt discount and debt issuance costs	67
Repayment of the liability	(246)
Liability related to sale of future revenues as of December 31, 2024	39,006
Less: current portion classified within other accrued liabilities	(382)
Long-term liability related to sale of future revenues	$38,624

7.
Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we moved our headquarters to Atara Research Center (ARC), our existing office, lab, and warehouse space in Thousand Oaks, California. In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at ARC. During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term.

Additionally, in 2021, we entered into an amended lease agreement for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the lease agreement for our office and lab space in Aurora, Colorado, to extend the term of the lease agreement to April 2025.

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

We evaluated our vendor contracts to identify embedded leases and determined that the Fujifilm MSA contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added ROU assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term.

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

The maturities of lease liabilities under our operating and finance leases as of December 31, 2024 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2025	$17,004	$1,263
2026	15,677	1,285
2027	5,494	437
2028	3,319	—
2029	3,415	—
Thereafter	9,044	—
Total lease payments	$53,953	$2,985
Less: amount representing interest	(11,160)	(346)
Present value of lease liabilities	$42,793	$2,639

Balance as of December 31, 2024
Other current liabilities	$12,879	$1,038
Operating lease liabilities – long-term	29,914	—
Other long-term liabilities	—	1,601
Total	$42,793	$2,639

The components of lease cost were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Operating lease cost:
Operating lease cost	$16,930	$17,192
Short-term lease cost	193	201
Total operating lease cost	$17,123	$17,393
Finance lease cost:
Amortization expense	$959	$976
Interest on lease liabilities	326	416
Total finance lease cost	$1,285	$1,392

Other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,019	$16,660
Operating cash flows for finance leases	326	416
Financing cash flows for finance leases	892	947

Operating lease assets obtained in exchange for lease obligations:	$—	$312
Finance lease assets obtained in exchange for lease obligations:	—	—
Non-cash (decrease) increase to operating lease assets due to remeasurement of lease liabilities:	(3,002)	(1,589)

Weighted Average Remaining Lease Term
Operating leases	4.7 years	5.2 years
Finance leases	2.3 years	3.3 years
Weighted Average Discount Rate
Operating leases	11.2%	11.4%
Finance leases	10.4%	10.4%

Asset Retirement Obligation

Our asset retirement obligation (ARO) consists of a contractual requirement to remove the tenant improvements at the ATOM Facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. Although we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB in April 2022, we have not received novation from the landlord. Therefore, the ARO associated with the ATOM Facility remains on our balance sheet. We recorded an estimate of the fair value of our ARO liability in other long-term liabilities and the ARO asset as a long-term asset in the period incurred. The fair value of the ARO asset is amortized over the lease term. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. As of December 31, 2024 and December 31, 2023, the ARO asset and liability were not material.

8.
Restructuring

On August 8, 2022 we announced a strategic reduction in workforce of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction included total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits were paid between October 2022 and November 2023, and there are no further payments required for this reduction in workforce as of December 31, 2024. All of the costs were cash expenditures and represented one-time termination benefits.

On November 1, 2023 we announced a strategic reduction in workforce of approximately 30%. The workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of December 31, 2024, there are no remaining payments for the November 2023 reduction in workforce. All of the costs are cash expenditures and represent one-time termination benefits.

On January 8, 2024, we announced a strategic reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of December 31, 2024, $0.1 million of further separation payments and benefits are required for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
	(in thousands)

Research and development expense	$3,750	$5,619
General and administrative expense	1,357	1,111
Total restructuring charges	$5,107	$6,730

The following restructuring liability activity was recorded in connection with the reduction in force for the year ended December 31, 2024, with all of the $0.1 million liability balance as of December 31, 2024 included within other current liabilities on the accompanying consolidated balance sheet:

	Year ended December 31,	Year ended December 31,
	2024	2023
	(in thousands)
Liability balance, January 1	$4,923	$1,545
Restructuring charges	5,107	6,730
Cash payments	(9,298)	(3,352)
Non-cash settlements/adjustments	(669)	—
Liability balance, December 31	$63	$4,923

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

QIMR Berghofer In-License Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020 and December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones. We are in discussions with QIMR Berghofer to return rights to ATA188 and the EBV vaccine to QIMR Berghofer.

Other In-license and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of December 31, 2024 and 2023, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021. The CRL MSA expired on August 31, 2024 and we are currently in negotiations with CRL for a statement of work to support an orderly wind-down of manufacturing activities at CRL, transition of manufacturing activities of certain intermediates to FDB, and an orderly transition of manufacturing responsibility to PF upon the Manufacturing Transition Date.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2024 and December 31, 2023, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

The non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs, excluding those recognized on our balance sheet, as of December 31, 2024 are set forth below:

Calendar Year	Remaining Minimum Commitment as of December 31, 2024
(in thousands)
2025	13,308
2026	9,605
2027	3,388
Total	$26,301

We have incurred $14.1 million and $19.4 million against such minimum commitments for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and December 31, 2023, we have accrued $5.3 million and $11.2 million in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2024 and 2023.

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

During the third quarter of 2024, MSK sent us a notice alleging that under the terms of our license agreements with MSK, MSK is entitled to $6.0 million of sub-licensing fees as a result of the $60.0 million we received from Pierre Fabre related to the Additional Territory upfront and milestone payments in 2024 pursuant to the A&R Commercialization Agreement. We do not believe we owe the $6.0 million to MSK under the terms of our license agreements with MSK and have entered into evaluative non-binding mediation with MSK to potentially resolve this disagreement. We paid the $6.0 million to MSK under protest in the third quarter of 2024 in order to proceed with the dispute process per the terms of the license agreements. We recorded this cost in research and development expenses on the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2024. There is no guarantee we will reach a favorable outcome in the mediation or on this matter and we may owe a portion of future milestones we receive from Pierre Fabre to MSK.

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2024 and 2023.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the 2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the year ended December 31, 2024, and, as of December 31, 2024, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the year ended December 31, 2024. As of December 31, 2024, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (the January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the year ended December 31, 2024 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of December 31, 2024.

In September 2024, we issued and sold 758,900 shares of common stock at an offering price of $8.25 per share and pre-funded warrants to purchase 3,604,780 shares of common stock at an offering price of $8.2499 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $36.0 million, resulting in net proceeds of $35.8 million after deducting offering expenses payable by us.

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

During the year ended December 31, 2024, 8,634 of the September 2024 pre-funded warrants were exercised, and as of December 31, 2024, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

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

During the year ended December 31, 2023, we sold an aggregate of 3,038,432 shares of common stock under the 2021 ATM Facility, at an average price of $0.83 per share, for gross proceeds of $2.5 million and net proceeds of $2.2 million, after deducting commissions and other offering expenses payable by us. Approximately $0.1 million of the $2.2 million net proceeds were received on January 2, 2024.

During the year ended December 31, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2024, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

Equity Incentive Plans

In June 2024, we adopted the 2024 Equity Incentive Plan (the 2024 EIP), under which we may grant stock options, restricted stock awards (RSAs) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over two to four years. The 2014 Equity Incentive Plan, as amended (the 2014 EIP), expired March 31, 2024, after which no new awards can be granted from it. All awards granted prior to the 2014 EIP expiration continue to remain outstanding and governed in accordance with the rules set forth in the 2014 EIP and the terms of the associated grant notice. To the extent forfeited, cancelled or expired, certain awards granted under the 2014 EIP will become available for grant under the 2024 EIP.

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

Stock options are granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an option granted to a 10% shareholder cannot be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over three to four years and expire in seven to ten years.

We have granted performance-based stock options to certain of our employees that provide for the issuance of a right to purchase a share of common stock if specified Company performance criteria related to tab-cel regulatory milestones are achieved. The vesting of performance-based stock options depends upon if and when the performance criteria are achieved, as well as the employee’s continuous service, as defined in the 2014 EIP and 2024 EIP, through the date of vesting.

As of December 31, 2024, a total of 554,974 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of December 31, 2024, a total of 392,571 shares of common stock were reserved for issuance under the 2024 EIP, of which 347,571 shares were available for future grant and 45,000 shares were subject to outstanding options and RSUs. .

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022, we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of December 31, 2024, 170,873 shares of common stock were reserved for issuance under the Inducement Plan, of which 122,234 shares were available for future grant and 48,639 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	250,709	$158.00
Granted	548,990	$13.76
Forfeited	(70,120)	$86.29
Vested	(315,109)	$79.06
Balance as of December 31, 2024	414,470	$39.09

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $13.76 and $89.25, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2024 and 2023 was $24.9 million and $32.8 million, respectively. As of December 31, 2024, there was $14.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.4 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2024 was $5.5 million.

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2024, we settled 315,109 shares underlying RSUs, of which 987 shares underlying RSUs were net settled by withholding 366 shares. The value of the shares underlying RSUs withheld was not material, based on the closing price of our common stock on the settlement date. During 2023, we settled 147,520 shares underlying RSUs, of which 2,050 shares underlying RSUs were net settled by withholding 728 shares. The value of the shares underlying RSUs withheld was $0.1 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2023	428,786	$290.75	6.5	$—
Granted	16,500	11.00
Exercised	—	—
Forfeited or expired	(211,143)	349.66
Balance as of December 31, 2024	234,143	$217.91	7.0	$27
Vested and expected to vest as of December 31, 2024	234,143	$217.91	7.0	$27
Exercisable as of December 31, 2024	172,546	$252.41	6.7	$9

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2024 and the exercise price of outstanding, in-the-money options. As of December 31, 2024, there was $4.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 1.0 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

No options for shares of our common stock were exercised during the years ended December 31, 2024 and 2023. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the periods indicated:

	Year ended December 31,
	2024	2023
Assumptions:
Expected term (years)	5.5	5.8
Expected volatility	114.2%	83.9%
Risk-free interest rate	4.0%	4.2%
Expected dividend yield	0.0%	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$9.20	$65.50
Options granted	16,500	187,756
Total estimated grant date fair value	$151,800	$12,298,010

The estimated fair value of stock options that vested in the years ended December 31, 2024 and 2023 was $9.0 million and $17.0 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. We recorded $0.2 million and $0.7 million of expense related to the 2014 ESPP in the years ended December 31, 2024 and 2023, respectively. A total of 25,897 and 35,850 shares were purchased under the ESPP during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2025. As of December 31, 2024, there were 23,731 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2024:

Total Shares Reserved
2014 Equity Incentive Plan	554,974
2018 Inducement Plan	170,873
2024 Equity Incentive Plan	392,571
2014 Employee Stock Purchase Plan	23,731
Total reserved shares of common stock	1,142,149

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development	$13,465	$26,529
General and administrative	13,536	18,857
Total stock-based compensation expense	$27,001	$45,386

11.
Income Taxes

Losses before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
United States	$(85,311)	$(276,360)
Foreign	(104)	249
Total loss before provision for income taxes	$(85,415)	$(276,111)

The components of provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current provision for income taxes:
State	$—	$1
Foreign	(12)	14
Total current provision for income taxes	$(12)	$15

A reconciliation of statutory tax rates to effective tax rates were as follows in each of the periods presented:

	Year Ended December 31,
	2024	2023
Federal income taxes at statutory rate	21.0%	21.0%
Research tax credits	(26.8%)	4.3%
Stock-based compensation	(16.2%)	(4.5%)
Other	(1.3%)	(0.4%)
Change in valuation allowance	23.3%	(20.4%)
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$259,376	$323,581
Capitalized research expenses	61,113	72,229
Tax credit carryforwards	8,216	30,580
Stock-based compensation	5,789	14,033
Deferred revenue	14,709	17,018
Operating lease liabilities	9,403	12,035
License fees	4,794	5,926
Other	13,748	11,187
Total deferred tax assets	377,148	486,589
Valuation allowance	(368,401)	(474,982)
Total deferred tax assets	8,747	11,607

Deferred tax liabilities:
Operating lease assets	(8,747)	(11,607)
Total deferred tax liabilities	(8,747)	(11,607)

Net deferred tax assets (liabilities)	$—	$—

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

We have completed a Section 382 study of transactions in our stock through December 31, 2024. The study concluded that we have experienced ownership changes since inception with the most recent being on September 5, 2024. As a result of the ownership changes and imposed annual limitations on the amount of our tax attributes that may be utilized in a given period, should we generate taxable income, we have determined that we will have net operating losses and tax credits that will expire unutilized. We have reduced our net operating loss carryforwards and tax credit carryforwards in the above table as a result.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the Tax Act) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (IRC) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses pursuant to IRC Section 174 decreased by $11.1 million for the year ended December 31, 2024 and increased by $21.7 million for the year ended December 31,2023, respectively. The current year decrease is a result of more amortization than the amount capitalized in the current year whereas the prior year increase was partially offset by amortization on research expenses capitalized in prior years.

Our tax credit carryforwards decreased by $22.4 million, as compared to 2023, due the Section 382 study limiting our ability to utilize attributes as a result of our ownership changes.

We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2024 and 2023. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $106.6 million for the year ended December 31, 2024 due to the decrease in our net deferred tax assets.

The American Rescue Plan Act (ARA) was signed into law on March 11, 2021. We do not expect the ARA to have a material impact on our financial statements, however, given the potential changes to IRC Section 162(m) effective in 2027 as a result of the ARA, we will continue to monitor and assess. No changes have been made to our financial statements as of December 31, 2024.

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

As of December 31, 2024, for federal income tax purposes, we had net operating loss carryforwards of approximately $1.2 billion of which $15.4 million begin to expire in 2036 and the remaining may be carried forward indefinitely, and research & development tax credits of $1.1 million which begin to expire in 2044. For state income tax purposes, we had net operating loss carryforwards of approximately $53.9 million which begin to expire in 2030, and research & development tax credits of $45.8 million which may be carried forward indefinitely.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2023 and 2024 are as follows:

(In thousands)
Balance as of January 1, 2023	150,965
Gross increases for tax positions related to current year	5,538
Gross increases for tax positions related to prior year	3,843
Gross decreases for tax positions related to prior year	—
Balance as of December 31, 2023	160,346
Gross increases for tax positions related to current year	1,011
Gross increases for tax positions related to prior year	647
Gross decreases for tax positions related to prior year	(124,071)
Balance as of December 31, 2024	$37,933

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

Our policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. We have no accrued interest and penalties as of December 31, 2024 and 2023 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities. We also file in other state, local and foreign jurisdictions in which we operate, and such tax years remain open to examination.

As of December 31, 2024, we are not permanently reinvested with respect to its foreign earnings and have not recorded deferred income taxes and withholding taxes as these taxes are immaterial to the financial statements.

12.
Supplemental Balance Sheet Information

Inventories

Inventories consist of the following as of each period:

	December 31,	December 31,
	2024	2023
	(in thousands)
Raw Materials	$964	$2,335
Work-in-process	9,691	7,371
Total inventories	$10,655	$9,706

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$930	$904
Lab equipment	14,446	15,540
Machinery and equipment	572	572
Computer equipment and software	1,381	1,279
Furniture and fixtures	1,272	1,272
Construction in progress	—	158
Property and equipment, gross	18,601	19,725
Less: accumulated depreciation	(17,307)	(15,869)
Property and equipment, net	$1,294	$3,856

Depreciation expense was $2.7 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accrued operating expenses	$6,027	$19,007
Current portion of operating lease liabilities	12,879	11,264
Current portion of finance lease liabilities	1,038	915
Other accrued liabilities	598	640
Total other current liabilities	$20,542	$31,826
13.
Subsequent Events

In January 2025, we announced a reduction in force of approximately 50% of total workforce. We expect to recognize approximately $7.5 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 to May 2026. The majority of the associated costs represent cash expenditures.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce, retaining approximately 35 employees essential to executing on our strategic priorities. We expect to recognize approximately $3.0 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 to May 2026. The majority of the associated costs represent cash expenditures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer have concluded that, as of December 31, 2024, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 which were identified in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing our remote working situation to minimize the impact to the design and operating effectiveness of our internal controls.

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2025 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2024, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to our Definitive Proxy Statement.

We adopted an Insider Trading and Window Period Policy that governs the purchase, sale and other dispositions of its securities by our directors, officers and employees. We believe the Insider Trading and Window Period Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our Insider Trading and Window Period Policy is filed as Exhibit 19.1 to this Annual Report.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	3.2	06/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	3.1	12/23/2024

4.1	Form of Common Stock Certificate	S-1/A	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	4.1	12/09/2020

4.5	Form of September 2024 Pre-Funded Warrant	8-K	4.1	09/03/2024

4.6	Description of Securities				X

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice	10-Q	10.2	11/01/2023

10.4*	2014 Employee Stock Purchase Plan	S-1/A	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. Third Amended and Restated 2018 Inducement Plan	S-8	4.3	07/22/2022

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	10.9	06/20/2014

10.10*	Form of Atara Biotherapeutics, Inc. Executive Employment Agreement	10-K	10.39	02/28/2022

10.11*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	10.1	05/28/2019

10.12†	Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of June 12, 2015	S-1	10.30	06/29/2015

10.13†	Amendment No. 1 to the Exclusive License Agreement, by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of August 30, 2018	10-K	10.14	02/26/2019

10.14	Office Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated as of December 9, 2015	10-K	10.29	03/04/2016

10.15	First Amendment to Lease, by and between BXP 611 Gateway Center LP and Atara Biotherapeutics, Inc., dated October 21, 2020	10-Q	10.4	11/09/2020

10.16	Second Amendment to Lease, by and between Atara Biotherapeutics, Inc. and 611 Gateway Center LP, LLC, dated December 9, 2021	10-K	10.36	02/28/2022

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.17	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	10.1	05/04/2017

10.18	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021	10-Q	10.2	05/04/2021

10.19	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021	10-Q	10.3	05/04/2021

10.20	Fourth Amended and Restated Research and Development Collaboration Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.37	02/28/2022

10.21	Fourth Amended and Restated Exclusive License Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.38	02/28/2022

10.22	Asset Purchase Agreement, dated as of January 26, 2022, by and between Atara Biotherapeutics, Inc., FUJIFILM Diosynth Biotechnologies California, Inc., and certain limited purposes, FUJIFILM Holdings America Corporation	8-K	2.1	04/04/2022

10.23	Master Services and Supply Agreement dated as of January 26, 2022 by and between Atara Biotherapeutics, Inc., and FUJIFILM Diosynth Biotechnologies California, Inc.	10-Q	10.1	05/05/2022

10.24+	Purchase and Sale Agreement between Atara Biotherapeutics, Inc., and HCR Molag Fund, L.P., dated December 20, 2022	10-K	10.46	02/08/2023

10.25	Amendment No. 2 to Commercial Manufacturing Services Agreement dated as of May 31, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	08/08/2022

10.26+	Amendment No. 3 to Commercial Manufacturing Services Agreement dated as of August 1, 2022 by and between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc.	10-Q	10.1	11/08/2022

10.27+	Amendment No. 4 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated January 30, 2023	10-Q	10.1	05/08/2023

10.28+	Amendment No. 5 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated September 27, 2023	10-Q	10.1	11/01/2023

10.29+	Amendment No. 6 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated December 30, 2023	10-K	10.29	03/28/2024

10.30+	Amendment No. 7 to Commercial Manufacturing Services Agreement between Atara Biotherapeutics, Inc. and Charles River Laboratories, Inc. dated January 31, 2024	10-K	10.30	03/28/2024

10.31+	Amendment No. 8 to Commercial Manufacturing Services Agreement between Atara Biotheraputics, In. and Charles River Laboratories, Inc. dated March 31, 2024	10-Q	10.1	05/09/2024

10.32+	Amendment No. 9 to Commercial Manufacturing Services Agreement between Atara Biotheraputics, In. and Charles River Laboratories, Inc. dated April 30, 2024	10-Q	10.1	08/12/2024

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.33+	Amendment No. 10 to Commercial Manufacturing Services Agreement between Atara Biotheraputics, In. and Charles River Laboratories, Inc. dated May 31, 2024	10-Q	10.2	08/12/2024

10.34+	Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated October 31, 2023	10-K	10.31	03/28/2024

10.35*	Atara Biotheraputics, Inc. 2024 Equity Incentive Plan	S-8	4.4	6/11/2024

19.1	Insider Trading and Window Period Policy				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)

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

X

32.1(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	Incentive Compensation Recoupment Policy				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) and contained in Exhibit 101)				X

† Confidential treatment has been granted for a portion of this exhibit.

+ Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

* Indicates management contract or compensatory plan or arrangement.

(1)
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thousand Oaks, State of California, on the 7th day of March, 2025.

Atara Biotherapeutics, Inc.

By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints AnhCo Thieu Nguyen and Eric Hyllengren, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
/s/ Eric Hyllengren
Eric Hyllengren	Chief Financial Officer and Chief Operating Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)	March 7, 2025

/s/ Pascal Touchon
Pascal Touchon, D.V.M.	Director, Chair	March 7, 2025

/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm. D.	Lead Director	March 7, 2025

/s/ Matthew K. Fust
Matthew K. Fust	Director	March 7, 2025

/s/ William K. Heiden
William K. Heiden	Director	March 7, 2025

/s/ Ameet Mallik
Ameet Mallik	Director	March 7, 2025

/s/ Maria Grazia Roncarolo
Maria Grazia Roncarolo, M.D.	Director	March 7, 2025

/s/ Gregory Ciogoli
Gregory Ciongoli	Director	March 7, 2025