Form 10-Q
period 2025-03-31
Atara Biotherapeutics, Inc.
filed 2025-05-15
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-36548

ATARA BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0920988
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1280 Rancho Conejo Boulevard Thousand Oaks, CA	91320
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (805) 623-4211

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ATRA	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the Registrant’s Common Stock as of May 9, 2025 was 5,961,391 shares.

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
•
our ongoing discussions with Pierre Fabre Medicament related to the transition of all remaining operational activities for tab-cel, except the BLA sponsorship;
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
•
the initiation, timing, costs, progress and results of clinical studies and our research and development programs;
•
our ability to enter into and maintain contracts with clinical research organizations (CROs), contract manufacturing organizations (CMOs) and other vendors for clinical studies, supplies, and other services;
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
•
we have one approved product, Ebvallo, in the EEA, the UK, and Switzerland. We paused the development of our allogeneic CAR T cell programs and to discontinue all CAR T operations. If we or our collaborators are unable to successfully develop, manufacture, and commercialize our product or product candidates, or experience significant delays in doing so, our business may be materially harmed;
•
our T-cell immunotherapy product and product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, or our partner's inability to achieve commercialization or secure payor coverage of our product candidates;
•
the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and our existing product candidates may not receive regulatory approval;
•
clinical drug development involves a lengthy and expensive process with an uncertain outcome;
•
there can be no assurance that we will achieve all of the anticipated benefits of the Master Services and Supply Agreement and related transactions with FUJIFILM Diosynth Biotechnologies California, Inc. and we could face unanticipated challenges;
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
•
maintaining clinical and commercial timelines is dependent on our partner's end-to-end supply chain network to support manufacturing; if they experience problems with their third party suppliers or CMOs, development and/or commercialization of our product and product candidates may be adversely affected;

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
•
our future success depends on our ability to retain our executive officers and to attract, retain, and motivate qualified personnel; and
•
our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business.

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$13,841	$25,030
Short-term investments	—	17,466
Restricted cash	146	146
Accounts receivable	8,875	1,482
Inventories	—	10,655
Other current assets	4,320	10,115
Total current assets	27,182	64,894
Property and equipment, net	285	1,294
Operating lease assets	31,727	39,807
Other assets	2,844	3,103
Total assets	$62,038	$109,098

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,384	$4,367
Accrued compensation	4,599	6,589
Accrued research and development expenses	1,783	7,984
Deferred revenue	15,983	95,092
Other current liabilities	24,143	20,542
Total current liabilities	47,892	134,574
Deferred revenue – long-term	—	—
Operating lease liabilities – long-term	26,708	29,914
Liability related to the sale of future revenues – long-term	39,383	38,624
Other long-term liabilities	3,127	3,269
Total liabilities	117,110	206,381

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2025 and December 31, 2024; 5,924 and 5,859 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,961,470	1,957,261
Accumulated other comprehensive (loss) income	—	8
Accumulated deficit	(2,016,543)	(2,054,553)
Total stockholders’ equity (deficit)	(55,072)	(97,283)
Total liabilities and stockholders’ equity (deficit)	$62,038	$109,098

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Commercialization revenue	$98,149	$27,357
Costs and operating expenses:
Cost of commercialization revenue	20,439	1,985
Research and development expenses	27,433	45,506
General and administrative expenses	11,475	11,113
Total costs and operating expenses	59,347	58,604
Income (loss) from operations	38,802	(31,247)
Other income (expense), net:
Interest income	236	604
Interest expense	(1,017)	(1,153)
Other income (expense), net	(11)	68
Total other income (expense), net	(792)	(481)
Income (loss) before provision for (benefit from) income taxes	38,010	(31,728)
Provision for (benefit from) income taxes	—	24
Net income (loss)	$38,010	$(31,752)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(8)	149
Comprehensive income (loss)	$38,002	$(31,603)

Basic (loss) earnings per common share	$3.53	$(5.65)
Diluted (loss) earnings per common share	$3.50	$(5.65)

Basic and diluted weighted-average shares outstanding	10,764	5,623
Diluted weighted-average shares outstanding	10,851	5,623

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	$—	$14,823	$—	$—	$14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
RSU settlements, net of shares withheld	63	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	4,814	$—	$1,902,649	$(55)	$(2,000,902)	$(98,308)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$38,010	$(31,752)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	4,209	8,397
Depreciation and amortization expense	1,795	1,391
Accretion of liability related to sale of future revenues	852	1,046
Amortization (accretion) of investment premiums (discounts)	259	37
Non-cash operating lease expense	3,950	2,954
Loss on impairment of lease right-of-use asset	4,130	—
Other non-cash items, net	770	48
Changes in operating assets and liabilities:
Accounts receivable	(7,393)	(1,726)
Inventories	10,655	(6,378)
Other current assets	4,535	(2,061)
Other assets	8	443
Accounts payable	(2,983)	(826)
Accrued compensation	(1,990)	(5,812)
Accrued research and development expenses	(6,201)	(1,436)
Other current liabilities	3,493	(742)
Deferred revenue	(79,109)	8,478
Operating lease liabilities	(3,238)	(1,673)
Other long-term liabilities	110	—
Net cash used in operating activities	(28,138)	(29,612)
Investing activities
Proceeds from maturities and sales of short-term investments	17,199	14,844
Purchases of property and equipment	—	(127)
Net cash provided by investing activities	17,199	14,717
Financing activities
Proceeds from sale of pre-funded warrants to purchase common stock in a registered direct offering, net	—	15,000
Proceeds from issuance of common stock through ATM facilities, net	—	9,374
Taxes paid related to net share settlement of restricted stock units	—	(6)
Principal payments on finance lease obligations	(250)	(227)
Net cash provided by (used in) financing activities	(250)	24,141
Increase (decrease) in cash, cash equivalents and restricted cash	(11,189)	9,246
Cash, cash equivalents and restricted cash at beginning of period	25,176	25,987
Cash, cash equivalents and restricted cash at end of period	$13,987	$35,233
Non-cash investing and financing activities
Property and equipment purchases included in accounts payable and other accrued liabilities	$—	$—
Accrued costs related to underwritten public offering	$—	$177
Accrued costs related to ATM facility	$—	$26

Supplemental cash flow disclosure
Cash paid for interest	$66	$114
Cash paid for income taxes	$—	$24

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

In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the future costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). See Note 9 for further information.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force that reduced our workforce by approximately 30%. We recognized $6.7 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are one-time termination benefits and are all cash charges.

In January 2024, we announced a reduction in workforce of approximately 25%. We recognized $5.1 million in total for severance and related benefits for employees laid off under the reduction in force. The majority of the associated costs are cash expenditures and primarily one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of our total workforce. The workforce reduction included total restructuring charges of $7.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In March 2025, we announced a further reduction in force of approximately 50% of our total workforce, retaining approximately 35 employees essential to executing our strategic priorities. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. Refer to Note 8 for further information.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

June 2024 Reverse Stock Split

At our annual meeting of stockholders held on June 10, 2024, our stockholders approved a proposal to authorize our Board of Directors (Board) to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on June 10, 2024 and, on June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. All equity related information including per share amounts for all periods presented in these condensed consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

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

Going Concern

With the exception of the first quarter of 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of March 31, 2025, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement, such payments are contingent upon the successful resubmission and approval of the tab-cel BLA, as well as the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time.

Although on May 14, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, as representative to the underwriters, for the issuance and sale of shares of our common stock and pre-funded warrants for anticipated net proceeds of $15.0 million, in order to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 10; and/or strategic transactions. We may need to raise additional funding as required based on the status of our development programs and our projected cash flows. Even though we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities for our product candidate, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing therapeutics. Our President & Chief Executive Officer, who is our chief operating decision maker (CODM), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The CODM assesses performance for the business and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss). The CODM uses net income (loss) to monitor expenditures and budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following tables represent information provided to the chief operating decision maker:

	Three Months Ended March 31,
	2025	2024
Revenue	$98,149	$27,357
Less:
Cost of commercialization revenue	20,439	1,985
Technical operations and quality expense	19,273	27,519
Medical and safety expense	5,334	13,526
Regulatory expense	2,826	4,461
General and administrative expense	11,475	11,113
Other segment items*	792	505
Net income (loss)	38,010	(31,752)

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization revenue recognized in the three months ended March 31, 2025 and 2024 related to our agreements with Pierre Fabre, a French company.

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

3.
Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration of common share equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock, pre-funded warrants and common share equivalents outstanding for the period. The pre-funded warrants are included in the computation of basic and diluted net income (loss) per common share as the exercise price is negligible and the pre-funded warrants are fully vested and exercisable. Common share equivalents are only included in the calculation of diluted net income (loss) per common share when their effect is dilutive.

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Weighted average shares outstanding – Basic	10,764	5,623
Effect of dilutive securities	87	—
Weighted average shares outstanding – Diluted	10,851	5,623

Potential dilutive securities, which include unvested restricted stock units (RSUs), unvested performance-based RSUs and performance-based options to purchase common stock for which established performance criteria have been achieved as of the end of the respective periods, vested and unvested options to purchase common stock and shares to be issued under our employee stock purchase plan (ESPP), have been excluded from the computation of diluted net earnings (loss) per common share as the effect is antidilutive. Therefore, the denominator used to calculate both basic and diluted net earnings (loss) per common share is the same in all periods for which we record a net loss.

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2025	2024
Unvested RSUs	190,231	624,208
Vested and unvested options	195,495	367,557
ESPP share purchase rights	21,255	9,654
Total	406,981	1,001,419

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$12,666	$—	$—	$12,666
Total available-for-sale securities		12,666	—	—	12,666
Less: amounts classified as cash equivalents		(12,666)	—	—	$(12,666)
Amounts classified as short-term investments		$—	$—	$—	$—

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$13,718	$—	$—	$13,718
U.S. Treasury obligations	Level 2	27,450	8		27,458
Total available-for-sale securities		41,168	8	—	41,176
Less: amounts classified as cash equivalents		(23,708)	(2)		(23,710)
Amounts classified as short-term investments		$17,460	$6	$—	$17,466

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2025		As of December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$12,666	$12,666	$41,168	$41,176
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$12,666	$12,666	$41,168	$41,176

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of March 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three months ended March 31, 2025 and 2024, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the three months ended March 31, 2025 and 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$13,841	$25,030
Restricted cash – short term	146	146
Total cash, cash equivalents and restricted cash	$13,987	$25,176

5.
Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (PF Amendment No. 1). Under the terms of PF Amendment No. 1, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel (Ebvallo) in the Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre in the Initial Territory at our cost pursuant to the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestone payments related to Ebvallo in the Initial Territory under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx.

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

We also entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). The A&R Commercialization Agreement Amendment defined the Manufacturing Transition Date as March 31, 2025 (the Manufacturing Transition Date). At the Manufacturing Transition Date, we sold to Pierre Fabre certain unreleased batches and intermediate inventory used in the production of tab-cel. We also sold to Pierre Fabre certain materials that support tab-cel manufacturing at no cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to pay certain liabilities owed to our CMOs that were incurred as of December 31, 2024. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

Cell selection is the process of identifying the appropriate cell line from available tab-cel inventory to be used for a patient. In February 2025, we transferred commercial cell selection in the Initial Territory and the Additional Territory to Pierre Fabre. Prior to the transfer of commercial cell selection, we were responsible for the performance of commercial cell selection services in the Initial Territory at our cost, and we were responsible for the performance of commercial cell selection services in the Additional Territory at the sole expense of Pierre Fabre. Without transfer of the cell selection technology, no other party can provide such services.

Pierre Fabre paid us an upfront cash payment of $45.0 million for the exclusive license grant for the Initial Territory in the fourth quarter of 2021. In December 2022, we met the contractual right to receive $40.0 million in milestone payments upon certain regulatory milestones, for which the cash was received in January 2023. Subject to the terms of the royalty purchase agreement with HCRx, as described in Note 6, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory, until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights, or the expiration of all regulatory exclusivity for Ebvallo on a country-by-country basis. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant in the Additional Territory, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. We will also be entitled to receive an aggregate of up to $550.0 million in additional payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $40.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment. We will be eligible to receive double-digit tiered royalties as a percentage of net sales of tab-cel in the Additional Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel on a country-by-country basis.

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

Identification of the Promises and Performance Obligations

We identified five performance obligations under the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, consisting of the following material promises:

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

(4)
the sale of certain intermediate inventory used in the production of tab-cel in existence on the Manufacturing Transition Date, referred to as the Intermediate Inventory Obligation; and
(5)
the sale of certain materials to support the production of tab-cel in existence on the Manufacturing Transition Date, referred to as the Manufacturing Materials Obligation.

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

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million regulatory milestone achieved in March 2024 and the $20.0 million regulatory milestone achieved in July 2024 were added to the transaction price upon meeting the related milestone criteria. The remaining potential regulatory and commercial milestone payments that we are eligible to receive were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. Upon the effective date of the A&R Commercialization Agreement Amendment, the liabilities owed to the CMOs that were relieved by Pierre Fabre were added to the transaction price.

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

Recognition of Revenue

Commercialization revenue associated with the Initial Territory Obligation was recognized over the period during which the material right existed, which ended on March 31, 2025, the Manufacturing Transition Date. Commercialization revenue associated with sales of Ebvallo and intermediate inventory to Pierre Fabre was deferred until we performed the associated manufacturing of finished Ebvallo product inventory and cell selection services, or until the transfer of manufacturing and cell selection technology to Pierre Fabre. All revenue associated with the Initial Territory Obligation was recognized as of March 31, 2025. As of March 31, 2025, Pierre Fabre is able to utilize the inventory it had purchased from us on its own.

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Services Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. We expect to recognize the remaining deferred revenue associated with the Additional Territory Obligation over a period of approximately one year. We reassess this evaluation each reporting period. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the three months ended March 31, 2025 was as follows:

(in thousands)
Deferred revenue, January 1, 2025	$95,092
Additions	18,822
Recognized into commercialization revenue	(97,931)
Deferred revenue March 31, 2025	15,983
Less: deferred revenue – current portion	(15,983)
Deferred revenue – long-term, March 31, 2025	$—

During the three months ended March 31, 2025, we recognized $75.5 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2025 and 2024. Such costs were $7.1 million and $12.3 million for the three months ended March 31, 2025 and 2024, respectively.

6.
Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund, L.P., a Delaware limited partnership, (HCRx). In exchange for a payment of $31.0 million (Investment Amount) to Atara, net of certain transaction expenses, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement up to an agreed upon multiple of the Investment Amount.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. On March 31, 2025, the annual effective interest rate was approximately 9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the three months ended March 31, 2025:

(in thousands)
Liability related to sale of future revenues as of January 1, 2025	$39,006
Accretion of interest expense on liability related to sale of future revenues	852
Amortization of debt discount and debt issuance costs	14
Repayment of the liability	—
Liability related to the sale of future revenues as of March 31, 2025	39,872
Less: current portion classified within other accrued liabilities	(489)
Liability related to sale of future revenues - long-term	$39,383

7. Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the right-of-use asset to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. For the three months ended March 31, 2025, we recognized an acceleration of amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

. In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at ARC. During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term. In March 2025, we announced a pause on our CAR-T research and development activities. As a result, we are winding down activities at the ARC lab and actively seeking to sublease the facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. For the three months ended March 31, 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Additionally, in 2021, we entered into an amended lease agreement (Aurora Lease) for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the Aurora Lease to extend the term to April 2025. Effective March 31, 2025, we entered into a sub-lease agreement with Pierre Fabre for this office and lab space. The original lease agreement and sub-lease agreement expired on April 30, 2025.

In February 2017, we entered into a lease agreement (the ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California (the ATOM Facility). The initial 15-year term of the headlease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the ROU asset and lease liability for the ATOM Facility remain on our balance sheet.

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added ROU assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. While the Fujifilm MSA was assigned to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment, we have not been relieved of our primary obligations under the Fujifilm MSA.

Therefore, the ROU asset and lease liability for the processing rooms and the finance lease asset and liability for the freezers remain on our balance sheet.

Given the continued use of the ATOM lease and the Fujifilm MSA embedded leases by another party, we did not consider there to be a trigger for valuation considerations following our restructuring activities.

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

The maturities of lease liabilities under our operating and finance leases as of March 31, 2025 were as follows:

	Operating Leases	Finance Leases
Years Ending December 31,	(in thousands)
2025	12,590	947
2026	15,677	1,285
2027	5,494	436
2028	3,319	—
2029	3,415	—
Thereafter	9,044	—
Total lease payments	$49,539	$2,668
Less: amount representing interest	(9,985)	(280)
Present value of lease liabilities	$39,554	$2,388

Balance as of March 31, 2025
Other current liabilities	$12,846	$1,070
Operating lease liabilities - long-term	26,708	—
Other long-term liabilities	—	1,318
Total	$39,554	$2,388

The components of lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost:
Operating lease cost	$3,747	$4,293
Short-term lease cost	42	48
Total operating lease cost	$3,789	$4,341
Finance lease cost:
Amortization expense	$240	$240
Interest on lease liabilities	66	90
Total finance lease cost	$306	$330

Other information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,139	$3,993
Operating cash flows for finance leases	66	90
Financing cash flows for finance leases	250	227

Weighted Average Remaining Lease Term
Operating leases	4.6	5.0
Finance leases	2.0	3.0
Weighted Average Discount Rate
Operating leases	11.1%	11.4%
Finance leases	10.4%	10.4%

8.
Restructuring

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of March 31, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of March 31, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs were cash expenditures and primarily represent one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of total workforce. The workforce reduction included total restructuring charges of $7.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 to May 2026. As of March 31, 2025, approximately $4.7 million of further separation payments and benefits are required for the January 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce, retaining approximately 35 employees essential to executing on our strategic priorities. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 to May 2026. As of March 31, 2025, approximately $2.3 million of further separation payments and benefits are required for the March 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development expense	$8,349	$3,394
General and administrative expense	1,464	1,357
Total restructuring charges	$9,813	$4,751

We also incurred lease and property, plant and equipment charges as a result of the 2025 restructuring activities. For the three months ended March 31, 2025, we recognized an acceleration of amortization expense on an abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025, we also recorded a non-cash impairment of a lease right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 7 for further details. Further, for the three months ended March 31, 2025, we recognized $0.4 million in loss on disposal of property, plant and equipment associated with the restructuring activities, of which $0.3 million was recorded in research and development expenses and $0.1 million was recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following restructuring liability activity was recorded in connection with the reductions in force for the three months ended March 31, 2025:

(in thousands)
Liability balance, January 1, 2025	$63
Restructuring charges	9,813
Cash payments	(2,125)
Non-cash settlements/adjustments	(832)
Liability balance, March 31, 2025	$6,919

Of the liability balance as of March 31, 2025, $6.8 million is recorded within other current liabilities and $0.1 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. The liability balance as of December 31, 2024 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

9.
Commitments and Contingencies

MSK In-License Agreements

In June 2015, we entered into an exclusive license agreement with MSK for three clinical stage T-cell therapies. We are required to make payments to MSK based on achievement of specified regulatory and sales-related milestones, as well as mid-single-digit percentage tiered royalty payments based on future sales of products resulting from the development of the licensed product candidates, if any. In addition, under certain circumstances, we are required to make certain minimum annual royalty payments to MSK, which are creditable against earned royalties owed for the same annual period. We are also required to pay a low double-digit percentage of any consideration we receive for sublicensing the licensed rights, subject to certain conditions. The license agreement expires on a product-by-product and country-by-country basis on the latest of: (i) expiration of the last licensed patent rights related to each licensed product, (ii) expiration of any market exclusivity period granted by law with respect to each licensed product, and (iii) a specified number of years after the first commercial sale of the licensed product in each country. Upon expiration of the license agreement, we will retain non-exclusive rights to the licensed products.

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

In March 2025, we resolved and settled our dispute with MSK regarding sub-licensing fees related to the Additional Territory and milestone payments pursuant to the A&R Commercialization Agreement. Under the terms of the settlement, MSK returned $3.0 million of the $6.0 million paid under protest and we agreed to make future additional sub-licensing fee payments based on amounts we receive from Pierre Fabre pursuant to the A&R Commercialization Agreement based on achievement of specified development, regulatory and sales-related milestones.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of March 31, 2025 and December 31, 2024, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

CRL Manufacturing Agreement

In December 2019, we entered into a Commercial Manufacturing Services Agreement (the CRL MSA) with Cognate BioServices, Inc., which was acquired by Charles River Laboratories Inc. (CRL) in March 2021. The CRL MSA expired on August 31, 2024 and we have transitioned manufacturing responsibility for tab-cel to Pierre Fabre.

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into the Fujifilm MSA, which became effective upon the closing of the sale of the ATOM Facility on April 4, 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products and product candidates, manufactured in accordance with current Good Manufacturing Practices (cGMP) standards. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we assigned the Fujifilm MSA to Pierre Fabre.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2025 and December 31, 2024, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. For the three months ended March 31, 2025, we incurred $0.5 million against the minimum commitments. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment. Because we assigned these agreements to Pierre Fabre as of March 31, 2025, we cannot reasonably estimate an amount to be accrued related to minimum purchase commitments.

For the comparative periods presented, we incurred $3.5 million against the minimum commitments for the three months ended March 31, 2024. As of December 31, 2024, we accrued $5.3 million, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2025 and December 31, 2024.

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

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the three months ended March 31, 2025, and as of March 31, 2025, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the three months ended March 31, 2025. As of March 31, 2025, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the three months ended March 31, 2025 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of March 31, 2025.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No September 2024 pre-funded warrants were exercised during the three months ended March 31, 2025 and as of March 31, 2025, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

ATM Facilities

In the past three years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (2021 ATM Facility) and in November 2023 (2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the three months ended March 31, 2024, we sold an aggregate of 492,855 shares of common stock under the 2023 ATM Facility, at an average price of $19.23 per share, for gross proceeds of $9.5 million and net proceeds of $9.3 million, after deducting commissions and other offering expenses payable by us.

During the three months ended March 31, 2025, no shares of common stock were sold under the 2023 ATM Facility.

As of March 31, 2025, we had $88.7 million of common stock remained available to be sold under the 2023 ATM Facility.

Equity Incentive Plans

In June 2024, we adopted the 2024 Equity Incentive Plan (2024 EIP), under which we may grant stock options, restricted stock awards (RSAs) and RSUs to employees, directors, consultants and other service providers. RSUs generally vest over two to four years. The 2014 Equity Incentive Plan, as amended (2014 EIP), expired March 31, 2024, after which no new awards can be granted from it. All awards granted prior to the 2014 EIP expiration continue to remain outstanding and governed in accordance with the rules set forth in the 2014 EIP and the terms of the associated grant notice. To the extent forfeited, cancelled or expired, certain awards granted under the 2014 EIP will become available for grant under the 2024 EIP.

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

As of March 31, 2025, a total of 462,897 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of March 31, 2025, a total of 415,093 shares of common stock were reserved for issuance under the 2024 EIP, of which 36,093 shares were available for future grant and 379,000 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of March 31, 2025, 168,813 shares of common stock were reserved for issuance under the Inducement Plan, of which 126,007 shares were available for future grant and 42,806 shares were subject to outstanding options and RSUs.

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (2014 ESPP), which permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	414,470	$39.09
Granted	339,100	$7.38
Forfeited	(10,042)	$87.96
Vested	(65,580)	$50.66
Balance as of March 31, 2025	677,948	$21.39

As of March 31, 2025, there was $8.6 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.6 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	234,143	$217.91	7.0	$27
Granted	—		—	—
Exercised	—	—	—	—
Forfeited or expired	(27,388)	257.66	—	—
Balance as of March 31, 2025	206,755	$212.64	5.9	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2025 and the exercise price of outstanding, in-the-money options. As of March 31, 2025, there was $2.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.9 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2025:

Total Shares Reserved
2014 Equity Incentive Plan	462,897
2018 Inducement Plan	168,813
2024 Equity Incentive Plan	415,093
2014 Employee Stock Purchase Plan	23,731
Total reserved shares of common stock	1,070,534

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$1,598	$4,713
General and administrative	2,611	3,684
Total stock-based compensation expense	$4,209	$8,397

11.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	March 31,	December 31,
	2025	2024
	(in thousands)
Raw Materials	$—	$964
Work-in-process	—	9,691
Total inventories	$—	$10,655

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	March 31,	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$67	$930
Lab equipment	1,059	14,446
Machinery and equipment	—	572
Computer equipment and software	76	1,381
Furniture and fixtures	778	1,272
Construction in progress	—	—
Property and equipment, gross	1,980	18,601
Less: accumulated depreciation	(1,695)	(17,307)
Property and equipment, net	$285	$1,294

Depreciation expense was $0.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued operating expenses	$9,498	$6,027
Current portion of operating lease liabilities	12,846	12,879
Current portion of finance lease liabilities	1,070	1,038
Other accrued liabilities	729	598
Total other current liabilities	$24,143	$20,542

12.
Subsequent Events

In May 2025, we announced a further reduction in workforce of approximately 30% of total workforce, retaining approximately 23 employees essential to executing on our strategic priorities. We expect to recognize approximately $1.4 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments will be paid in the second half of 2025. The majority of the associated costs represent cash expenditures.

On May 14, 2025, we entered into an underwriting agreement with TD Securities (USA) LLC, as representative to the underwriters, for the issuance and sale of 834,237 shares of common stock at an offering price of $6.61 per share and pre-funded warrants to purchase 1,587,108 shares of common stock at an offering price of $6.6099 per warrant in an underwritten registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale are expected to be $16.0 million, resulting in anticipated net proceeds of $15.0 million after deducting estimated underwriting discounts and commissions and offering expenses payable by us. The offering is expected to close on May 16, 2025, subject to customary closing conditions.

Each of the May 2025 pre-funded warrants to be issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants will be recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In March 2025, we announced our decision to pause development of our allogeneic CAR T cell programs and to discontinue development operations for our CAR T programs, including all clinical trials evaluating ATA3219 and development operations for ATA3431. We expect to complete wind-down activities for the CAR T programs by the end of the second quarter of 2025. We have also stopped development on ATA188, an allogeneic T-cell immunotherapy targeting multiple sclerosis (MS).

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we entered into the HCRx Agreement with HCR Molag Fund L.P. (HCRx,) a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $550.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $40.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We and FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) entered into a Master Services and Supply Agreement (Fujifilm MSA), which became effective in April 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products (if approved) and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase products and product candidates exclusively from FDB. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we assigned and Pierre Fabre assumed, the Fujifilm MSA.

We worked with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. The CRL MSA expired on August 31, 2024 and we have transitioned manufacturing responsibility for tab-cel to Pierre Fabre.

We have non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with CROs and CMOs. In March 2025, these agreements have been assigned to Pierre Fabre as part of the A&R Commercialization Agreement Amendment.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of March 31, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in workforce of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments are being paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of March 31, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In January 2025, we announced another reduction in workforce of approximately 50%. We recognized approximately $7.1 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 through May 2026. The majority of the associated costs represent cash expenditures.

In March 2025, we announced a further reduction in workforce of approximately 50%, retaining approximately 35 employees essential to executing on our strategic priorities. We recognized approximately $2.7 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 through May 2026. The majority of the associated costs represent cash expenditures.

Review of Strategic Alternatives

Our board of directors regularly reviews our strategic plan, priorities, and opportunities as part of its commitment to act in the best interest of the Company and its stockholders. In January 2025, we announced that we had previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR-T assets, for which we announced in March 2025 that we paused development. The advisor’s scope was expanded to include a wider range of additional strategic alternatives which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, or other strategic transactions. Through this process, we were in active discussions with several potential parties. However, there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative or transaction or that any strategic alternative or transaction, if pursued, it will not be completed on attractive terms, or that a strategic alternative or transaction may not ultimately be consummated. In April 2025, we temporarily paused our review of strategic alternatives pending our meeting with the FDA in the second quarter of 2025 to discuss the resubmission of the BLA for tab-cel.

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
•
In January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and the tab-cel multi-cohort study. The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter.
•
In May 2025, the FDA notified us that we have satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds for the ALLELE study and the tab-cel multi-cohort study. We are working with Pierre Fabre and our clinical sites to restart enrollment in the ALLELE study and the tab-cel multi-cohort study.
•
In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.
•
We are in active discussions with Pierre Fabre on the transfer of all remaining operational activities related to tab-cel to Pierre Fabre, except tab-cel BLA sponsorship, which we expect to be completed as early as the end of June 2025.
•
In April 2025, the FDA granted a date in the second quarter of 2025 for a Type A meeting to discuss the plan to address the issues raised by the FDA in the Response Letter, and the path forward for resubmission of the tab-cel BLA.
•
We continue to pursue development of tab-cel in additional patient populations, with a primary focus on immunodeficiency-associated lymphoproliferative diseases (IA-LPDs), given the commonality of their EBV-driven mechanism of disease in immunocompromised patients, high unmet medical need and positive clinical data to date with tab-cel.

Other Programs

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

In March 2025, we announced our decision to pause development of our allogeneic CAR T cell programs and to discontinue development operations for our CAR T programs, including all clinical trials evaluating ATA3219 and development operations for ATA3431. We expect to complete wind-down activities for the CAR T programs by the end of the second quarter of 2025.

We are in discussions with QIMR Berghofer to return the rights to the ATA188 and EBV Vaccine programs to QIMR. We have discontinued some other programs and returned the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK.

Manufacturing

In April 2022, we entered into the Fujifilm MSA, which could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our product and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase our product and product candidates exclusively from FDB. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we have assigned and Pierre Fabre has assumed, the Fujifilm MSA.

We worked with Charles River Laboratories (CRL) pursuant to a Commercial Manufacturing Services Agreement (CRL MSA) that we entered into in December 2019. The CRL MSA expired on August 31, 2024 and we have transitioned manufacturing responsibility for tab-cel to Pierre Fabre.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net income (loss) was $38.0 million and $(31.8) million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2025, our cash, cash equivalents and short-term investments totaled $13.8 million, which we intend to use to fund our operations.

Revenues

We have generated commercialization revenues under the A&R Commercialization Agreement, following the December 2022 EC approval of Ebvallo. Our commercialization revenue recognized to date is derived from agreements with Pierre Fabre, primarily related to upfront license fees, milestone payments and amounts recognized from the sale of zero-cost inventories for which all performance obligations are complete, and is subject to the terms of the HCRx Agreement. We do not retain any meaningful milestone or royalty payments related to the Initial Territory under the A&R Commercialization Agreement until the applicable royalty cap under the HCRx Agreement is met, if at all, and milestone or royalty payments related to the Additional Territory under the A&R Commercialization Agreement are subject to us obtaining regulatory approval in the US or for another market within the Additional Territory.

We expect that any revenue we generate from the A&R Commercialization Agreement, subject to the terms of the HCRx Agreement, will fluctuate from period to period as a result of the timing of potential milestone achievement and any potential regulatory approvals.

Cost of Commercialization Revenue

Cost of commercialization revenue consists primarily of expenses associated with cell selection services performed for Pierre Fabre, in-license sales-related milestone costs, period manufacturing expenses and the lower of cost or net realizable value adjustments to inventories. Costs incurred to produce Ebvallo prior to regulatory approval, referred to as zero cost inventories, have been recorded as research and development expense in our condensed consolidated statement of operations and comprehensive income (loss). Cost of commercialization revenue for Ebvallo produced after receiving regulatory approval and in a qualified manufacturing facility also include direct and indirect costs related to the production of Ebvallo. Such costs are recorded into cost of commercialization revenue as the related commercialization revenue is recognized. Such costs include, but are not limited to, CMO costs, quality testing and validation, materials used in production, and an allocation of compensation, benefits and overhead costs associated with employees involved with production.

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

We plan to continue investment in the development of our product candidates. Our current planned research and development activities include the following:

•
continuing to enroll patients in our Phase 3 clinical study of tab-cel for the treatment of patients with EBV+ PTLD after HCT and SOT who have failed rituximab; and

•
continuing to develop our product candidates in additional indications, including tab-cel for EBV+ cancers;

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and benefits for legal, human resources, finance and other general and administrative employees, including stock-based compensation; professional services costs, including legal, patent, human resources, audit and accounting services; other outside services; and consulting costs; and information technology and overhead expenses.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

Interest expense consists primarily of interest expense recorded in connection with the HCRx Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2025 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Commercialization revenue	$98,149	$27,357	$70,792

Commercialization revenues were $98.1 million for the three months ended March 31, 2025 as compared to $27.4 million in the comparative 2024 period. The increase in the 2025 period was primarily due to revenue recognized as a result of the transfer of manufacturing responsibilities to Pierre Fabre as of March 31, 2025.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Cost of commercialization revenue	$20,439	$1,985	$18,454

Cost of commercialization revenue was $20.4 million for the three months ended March 31, 2025, as compared to $2.0 million in the comparative 2024 period. The increase in the 2025 period was primarily due to the cost of inventory sold to Pierre Fabre on March 31, 2025 according to the A&R Commercialization Agreement Amendment.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Technical operations and quality expense	$19,273	$27,519	$(8,246)
Medical and safety expense	5,334	13,526	$(8,192)
Regulatory expense	2,826	4,461	(1,635)
Total research and development expenses	$27,433	$45,506	$(18,073)

Technical operations and quality expense were $19.3 million in the three months ended March 31, 2025, as compared to $27.5 million in the comparative 2024 period. The decrease in 2025 was primarily due to a decrease in tab-cel manufacturing activities and decrease in CAR T development and manufacturing activities after decision to pause the CAR T programs; partially offset by the $4.1 million lease impairment on the ARC right-of-use asset.

Medical and safety expense were $5.3 million in the three months ended March 31, 2025, as compared to $13.5 million in the comparative 2024 period. The decrease in 2025 is primarily due to the $3.0 million MSK sublicensing fee refund received in the first quarter 2025 and decreased trial costs due to close out of the ATA188 Phase 2 EMBOLD study after it did not meet its primary endpoint.

Regulatory expense were $2.8 million in the three months ended March 31, 2025, as compared to $4.5 million in the comparative 2024 period. The 2025 decrease was primarily driven by lower BLA associated activities compared to first quarter in 2024.

General and administrative expenses

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
General and administrative expenses	$11,475	$11,113	$362

General and administrative expenses were $11.5 million in the three months ended March 31, 2025, as compared to $11.1 million in the respective comparative 2024 period. The increase in the 2025 period was primarily due to higher legal and other costs and non-cash amortization on our capitalized contract costs associated with the A&R Commercialization Agreement.

Other income (expense), net

	Three Months Ended March 31,
			Increase
	2025	2024	(Decrease)
	(in thousands)
Interest income	$236	$604	$(368)
Interest expense	(1,017)	(1,153)	136
Other income (expense), net	(11)	68	(79)
Total other income (expense), net	$(792)	$(481)	$(311)

Interest income was $0.2 million in the three months ended March 31, 2025, as compared to $0.6 million in the comparative 2024 period. The decrease in the 2025 period was primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest expense and other income (expense), net remained materially consistent with the comparative period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Research, Development and License Agreement with Bayer and the A&R Commercialization Agreement and the sale of the ATOM Facility to FDB in 2022.

In the past four years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (2021 ATM Facility) and in November 2023 (2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the three months ended March 31, 2025, we did not sell any shares of common stock under the 2023 ATM Facility.

As of March 31, 2025, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$13,841	$25,030
Short-term investments	—	17,466
Total cash, cash equivalents and short-term investments	$13,841	$42,496

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,138)	$(29,612)
Investing activities	17,199	14,717
Financing activities	(250)	24,141
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,189)	$9,246

Operating activities

Net cash used in operating activities was $28.1 million in the three months ended March 31, 2025 as compared to $29.6 million in the comparative 2024 period. The decrease of $1.5 million was primarily due to changes in net working capital following the transfer of manufacturing responsibilities to Pierre Fabre in the first quarter of 2025.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2025 consisted primarily of $17.2 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the comparative 2024 period primarily consisted primarily of $14.8 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash used in financing activities in the three months ended March 31, 2025 primarily consisted of $0.3 million in principal payments on finance lease obligations. Net cash provided by financing activities in the comparative 2024 period primarily consisted of $15.0 million of proceeds received from the issuance of prefunded warrants in a direct registered offering and $9.4 million of net proceeds received from the 2023 ATM Facility, partially offset by $0.2 million in principal payments on finance lease obligations.

Operating Capital Requirements and Plan of Operations

We expect that cash, cash equivalents and short-term investments as of March 31, 2025, combined with $15.0 million in net proceeds we expect to receive from the issuance and sale of shares of our common stock and pre-funded warrants in an underwritten registered direct offering pursuant to an underwriting agreement dated May 14, 2025, the cost reductions from the announced workforce reductions in January, March and May 2025 and the operating efficiencies resulting from the transition of tab-cel manufacturing responsibilities to Pierre Fabre, will enable us to fund our planned operations through potential BLA approval. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidate. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in the near term to finance our planned operations.

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

Our existing cash, cash equivalents and short-term investments as of March 31, 2025 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

In order to complete the process of obtaining regulatory approval for our product candidate that has not received approval in the US, we may require substantial additional funding. We expect to continue to seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to further delay, limit, reduce or terminate clinical studies or other development activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the timing, costs and results of our ongoing and planned clinical studies for our product candidates;
•
our partner's success in establishing and maintaining manufacturing relationships with their CMOs;
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
•
the extent to which we in-license or acquire other products and technologies; and
•
the timing of the qualification of our partner's CMOs’ manufacturing facilities.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with CROs for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 other than those previously discussed in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2025, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2025, we announced that our board of directors has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders. We previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR T assets, for which we announced that we have since paused the CAR T programs and discontinued development operations in March 2025. The advisor’s scope was expanded to include a wider range of additional strategic alternatives, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, or other strategic transactions. In April 2025, we temporarily paused our review of strategic alternatives pending our meeting with the FDA in May 2025 to discuss the resubmission of the BLA for tab-cel.

We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our board of directors will consider a full range of strategic alternatives, including, but not limited to, those identified in range of strategic alternatives described above.

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

There can be no assurance that the process to identify strategic alternatives for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic alternative or if such a transaction is not completed in a timely manner, or if we are unable to raise additional capital sufficient to fund our operations, our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options.

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

We have incurred substantial losses since our inception, and although we are forecasting pre-tax net income in 2025, we anticipate that we will incur a net loss in 2026.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the three months ended March 31, 2025, we reported a net income of $38.0 million and expect to record net income for the full year 2025 due to significant reductions in operating expenses.

After 2025, we expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of change of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

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

To date, we have generated only limited revenues from commercialization. We have obtained regulatory approval for one product, Ebvallo, in the EEA, Switzerland and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EEA, Switzerland and the UK) to Pierre Fabre under the A&R Commercialization Agreement and we have sold certain royalty and milestone interests for the Initial Territory, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the A&R Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability, or our commercialization partner's ability, to:

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
•
qualify CMOs’ manufacturing facilities such that Pierre Fabre can maintain the supply of our products by ensuring adequate manufacturing of bulk drug substances and drug products in a manner that is compliant with global legal and regulatory requirements;
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

We expect to expend substantial resources for the foreseeable future to continue the clinical development of our T-cell immunotherapy product candidate. We also expect to continue to expend resources for the development of our product and product candidates and the technology we have licensed or have an exclusive right to license from our partners. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting clinical studies and potentially obtaining regulatory approvals. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product and product candidates.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidate, and conducting clinical studies;
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

We expect that cash, cash equivalents and short-term investments as of March 31, 2025, combined with $15.0 million in net proceeds we expect to receive from the issuance and sale of shares of our common stock and pre-funded warrants in an underwritten registered direct offering pursuant to an underwriting agreement dated May 14, 2025, the cost reductions from the workforce reductions announced in January, March and May 2025 and the operating efficiencies resulting from the transition of tab-cel manufacturing responsibilities to Pierre Fabre will enable us to fund our planned operations through potential BLA approval. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Any delay in these activities will create additional expenses and cash needs for us.

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

As of March 31, 2025, we had total cash and cash equivalents of $13.8 million. Our existing cash and cash equivalents as of March 31, 2025, combined with $15.0 million in net proceeds we expect to receive from the issuance and sale of shares of our common stock and pre-funded warrants pursuant to an underwritten registered direct offering in May 2025, will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

There can be no assurance that we will achieve all of the anticipated benefits of the Master Services and Supply Agreement and related transactions with FUJIFILM Diosynth Biotechnolgies California, Inc., and we could face unanticipated challenges.

We may not realize some or all of the anticipated benefits from the Fujifilm MSA and we may encounter post-closing risks, including associated with the provision of services to us by FDB pursuant to the Fujifilm MSA. We may experience increased difficulty and loss of institutional knowledge as a result of the transfer of ATOM Facility employees to FDB in connection with the Fujifilm MSA, which could harm our business. Additionally, significant time and resources may be required from us, which could disrupt our business and distract management from other responsibilities, which may result in losses or continued financial involvement in the ATOM Facility, including through indemnification or other financial arrangements, which could adversely affect our financial results.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supported our plan to submit the tab-cel BLA in the second quarter of 2024. The BLA was submitted in May 2024, and the FDA accepted the BLA submission in July 2024 and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, we received the Response Letter from the FDA in January 2025 relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party manufacturing facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, the FDA lifted the clinical holds for tab-cel program. The FDA has not lifted the clinical hold for the ATA3219 program and the inspection FDA Form 483 remains open.

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

We cannot be sure that the manufacturing processes used in connection with our T-cell immunotherapy product and product candidates will yield a sufficient supply of satisfactory products that are stable, safe, pure, and potent, or comparable to those T cells historically produced by our partners, or that processes will be scalable or profitable.

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

The results of preclinical studies or earlier clinical studies are not necessarily predictive of future results. Our existing product candidate may not receive regulatory approval.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. Our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting material used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, FDA lifted the clinical holds for the tab-cel program. The FDA has not lifted the clinical holds for the ATA3219 program and the inspection FDA-Form 483 remains open. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

•
data that demonstrate an unacceptable benefit/risk profile, including a lack of efficacy, unforeseen safety issues or adverse side effects;
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

The FDA often approves new cancer therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to seek initial approval of tab-cel in the US and our other product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval for earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product and product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product and product candidates, are based on our current beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinicians, patient foundations, or our own market research, and may prove to be incorrect. Further, new studies, product approvals, changes to the standard of care and diagnosis rates or scientific understanding of disease burden may change the estimated incidence or prevalence of these diseases, and the number of patients who could benefit from our products may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, for our product, tab-cel, we have initially pursued marketing authorization for a patient population that suffers from aggressive EBV+PTLD and received at least one prior therapy. Our commercial partners may have different estimates of the market opportunities for our product or product candidates. At the outset of the COVID-19 pandemic, we initially observed a temporary slow-down in stem cell and solid organ transplant volumes. These reductions were transient, but if a reduction in such volumes resumes or if there are other disruptive factors that reduce PTLD incidence, such as changes in immunosuppression regimens or treatment of re-activated viremia, it could result in lower PTLD incidence and thus reduce the demand for tab-cel. Even if our product and product candidates obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a 2021 11th Circuit decision, Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in which the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that that the orphan-drug exclusivity for the drug developed by Catalyst Pharmaceuticals, Inc. (Catalyst) blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in application of orphan drug exclusivity to products on the market. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

In addition to regulations in the U.S., to market and sell our products in the EU, the UK, many Asian countries and other jurisdictions, we, or our current or future commercialization partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining FDA approval and may include additional risks. Clinical studies accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the U.S. require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We or our partners may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all. Approval by a regulatory agency or payor does not ensure approval by any other regulatory or payor authorities in other countries or jurisdictions. We may not be able to file for regulatory approvals and may not receive the approvals necessary to commercialize our product candidates in any market. If we or our partners are unable to obtain approval of any of our product candidates by regulatory or payor authorities in the US, EU, the UK, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product or product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activity at this CMO. We, through our commercialization partner, continue to work with the CMO to investigate and remediate contamination issues but can make no assurance regarding such remediation efforts. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these product and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these product and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process, which can be weeks. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic products ultimately consist of many individual cell intermediate or cell product lots, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting our, our CMOs’, or our partner's CMOs' manufacturing operations for our product and product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates or our partner's ability to supply product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product and product candidates could damage our or our partner's reputation and the reputation of our or our partner's products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

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

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and GTP. Our, or our partners', failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, FDA lifted the clinical holds for the tab-cel program. The FDA has not lifted the clinical holds for the ATA3219 program and the inspection FDA-Form 483 remains open. We also may encounter problems with the following:

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

If one or more of our or our partner's CMO’s facilities is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any of our or our partner's CMOs’ manufacturing facilities, or the equipment in any such facilities, is either damaged or destroyed, we or our partner's may not be able to quickly or inexpensively replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted disruption in operations or loss of a facility or its equipment, we or our partner's may not be able to transfer manufacturing to another third party in the time required to maintain supply. Even if we or our partner could transfer manufacturing to another third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product revenues.

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

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our partner's end-to-end supply chain network to support manufacturing; if we experience problems with our third party suppliers or CMOs, we may delay development and/or commercialization of our product and product candidates.

We rely on our CMOs or our partners for the current production of our product and product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product and product candidates. Our CMOs or partners are not our employees, and except for remedies available to us under our agreements with our CMOs or partners, we cannot directly control whether or not they devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs and commercial product. Our CMOs for our product and product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter.

In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, FDA lifted the clinical holds for the tab-cel program. The FDA has not lifted the clinical holds for the ATA3219 program and the inspection FDA-Form 483 remains open. To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability and/or non-inferiority of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We have transferred responsibility for the manufacture of our product to Pierre Fabre, there can be no assurance that we will be able to find a new CMO or enter into a new commercial drug product supply agreement with a new CMO on terms favorable or acceptable to us or at all if Pierre Fabre does not perform its obligations. Any delays in entering into a new commercial manufacturing agreement could delay the development and commercialization of our product and product candidates, if approved. If Fujifilm does not perform its obligations under its agreement with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under its agreemetn with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our partners' or their manufacturers’ compliance with these regulations and standards and although we monitor them, we depend on them to provide honest and accurate information. Any failure by our partner or their third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, FDA lifted the clinical holds for the tab-cel program. The FDA has not lifted the clinical holds for the ATA3219 program and the inspection FDA-Form 483 remains open.

We are dependent on Pierre Fabre for the manufacturing and commercialization of tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide, including the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into the A&R Commercialization Agreement for tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide for EBV-positive cancers and in March 2025, we completed the transfer of all manufacturing responsibility for tab-cel to Pierre Fabre. As a result, we are entirely dependent on Pierre Fabre for manufacturing, marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel. The timing and amount of any milestone and royalty payments we may receive under the A&R Commercialization Agreement, as well as the commercial success of tab-cel, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful manufacture and commercialization of tab-cel by Pierre Fabre.

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

We also depend on Pierre Fabre to comply with all applicable laws relative to the manufacture and commercialization of tab-cel in the Additional Territory. The failure of Pierre Fabre to devote sufficient time and effort to the manufacture and commercialization of tab-cel; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Pierre Fabre violates, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

We hold rights under license agreements with our partners, including MSK that are important to our business. Our discovery and development platform is built, in part, around patent rights in-licensed from our partners. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, payment obligations upon achievement of certain milestones and royalties on product sales. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our counterparties regarding our rights or obligations under these license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy diligence or payment obligations, we may be liable to pay damages and our counterparties may have a right to terminate the affected license. For example, we were in disagreement with MSK on whether we owe a portion of the upfront payments and milestones we received from Pierre Fabre under the A&R Commercialization Agreement to MSK under the terms of our license agreements with MSK, and in March 2025, we resolved and settled this dispute. The termination of any license agreement with one of our partners would materially adversely affect our ability to utilize the intellectual property that is subject to that license agreement in our drug discovery and development efforts, our ability to enter into future collaboration, licensing and/or marketing agreements for one or more affected product and product candidates and our, or our partners’ ability to commercialize the affected product and product candidates. Furthermore, a disagreement under any of these license agreements may harm our relationship with the partner, which could have negative impacts on other aspects of our business.

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

Even if we or our partners obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of our product and product candidates for which we receive approval depends on a number of factors, including:

•
the efficacy and safety of the product candidates as demonstrated in clinical studies;
•
the clinical indications and patient populations for which the product candidate is approved;
•
the inclusion into clinical treatment guidelines;
•
acceptance by physicians and patients of the product as a safe and effective treatment;
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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and due to subsequent legislation, will stay in effect through the first eight months of the fiscal year 2032 sequestration order (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic). In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There have also been administrative developments in the U.S. related to drug pricing. For example, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. Additionally, on February 14, 2023, the Department of Health and Human Services issued a report which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Centers. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.

Other recent administrative actions may affect our partner's upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to obtain patent protection or other intellectual property rights, which will limit our ability to develop or commercialize our product candidates. Our competitors may also develop products that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or noncompetitive before we can recover development and other expenses.

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

As of March 31, 2025, we had 89 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2024 through March 31, 2025, the reported sale price of our common stock has fluctuated between $5.40 and $39.50 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. In September 2024, Pascal Touchon, our President and Chief Executive Officer stepped down from his position and was appointed Chairperson of our board of directors, and AnhCo “Cokey” Nguyen, our Chief Scientific and Technical Officer, was appointed as our President and Chief Executive Officer. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. In addition, we may not be able to effectively transition members of our management into their new roles.

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

Regulation of privacy, data protection, and data security has also become more stringent in the United States. HIPAA imposes requirements to protect the privacy and security of protected health information (PHI) and to provide notification in the event of a breach of PHI. Violations of HIPAA are punishable by civil money penalties and, in some cases, criminal penalties and imprisonment. HHS’ Office for Civil Rights (OCR), which is responsible for enforcing HIPAA, also may enter into resolution agreements requiring the payment of a civil money penalty and/or the establishment of a corrective action plan to address violations of HIPAA. Pursuant to HIPAA, HHS has adopted privacy regulations, known as the privacy rule, to govern the use and disclosure of PHI (Privacy Rule). HHS has also adopted data security regulations that require Covered Entities and Business Associates to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of PHI that is electronically created, received, maintained or transmitted (such as between us and our affiliated practices). While the vast majority of HIPAA obligations do not apply to pharmaceutical companies or clinical trial data, the requirements inform privacy and security practices across the industry and may impact interactions with health care providers.

Numerous state laws are also designed to address privacy and information security issues, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. For example, the California Consumer Protection Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level, including several comprehensive privacy laws. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State's “My Health My Data Act” regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Additional states may enact laws regulating consumer health data which may impact our operations.

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

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC has been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification in May 2024. Additionally, in 2021, the HHS' Office for Civil Rights (OCR) has issued a Notice of Proposed Rulemaking, which proposed a number of changes to the HIPAA Privacy Rule, and in 2025, the OCR issued a Notice of Proposed Rulemaking which proposed a number of changes to HIPAA Security Rule.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

4.1	Form of Pre-Funded Warrant	8-K	001-36548	4.1	9/3/2024

10.1+	Amendment to the First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center dated March 11, 2025					X

10.2+	Amendment to the Amended and Restated Commercialization Agreement between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated March 31, 2025					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.					X

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
Date: May 15, 2025

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Accounting Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)