Form 10-Q
period 2025-06-30
Atara Biotherapeutics, Inc.
filed 2025-08-11
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of outstanding shares of the Registrant’s Common Stock as of August 6, 2025 was 7,023,032 shares.

ATARA BIOTHERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

•
our review of strategic alternatives;
•
our expectations with regard to our programs, including client sites, the clinical studies, and reporting results of such studies;
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
•
our ability to have our product and product candidates manufactured for clinical studies or for commercial sale, including at commercially reasonable values;
•
the impact of public health emergencies to our business and operations, as well as the businesses and operations of third parties on which we rely;
•
the impact of our workforce reductions on our ability to attract, retain and motivate qualified personnel and on our business, operations, and financial condition; and
•
timing and costs related to the qualification of the manufacturing facilities of CMOs for commercial production.

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
•
we have earned limited commercialization revenues to date, and we may never achieve profitability or we may be unable to sustain profitability on a continuing basis;
•
we will require substantial near-term financing to continue operations, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce, or terminate our product development or manufacturing efforts, or impair our exploration of strategic alternatives, or require us to pursue a liquidation and dissolution or other wind down of our business;
•
we have one approved product, Ebvallo, in the EEA, the UK, and Switzerland. We paused the development of our allogeneic CAR T cell programs and discontinued substantially all CAR T operations. If we or our collaborators are unable to successfully develop, manufacture, and commercialize our product or product candidates, or experience significant delays in doing so, our business may be materially harmed;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,903	$25,030
Short-term investments	5,420	17,466
Restricted cash	—	146
Accounts receivable	—	1,482
Inventories	—	10,655
Other current assets	2,449	10,115
Total current assets	24,772	64,894
Property and equipment, net	176	1,294
Operating lease assets	11,027	39,807
Other assets	927	3,103
Total assets	$36,902	$109,098

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,762	$4,367
Accrued compensation	2,552	6,589
Accrued research and development expenses	971	7,984
Deferred revenue	1,607	95,092
Other current liabilities	7,671	20,542
Total current liabilities	14,563	134,574
Deferred revenue – long-term	—	—
Operating lease liabilities – long-term	15,426	29,914
Liability related to the sale of future revenues – long-term	40,222	38,624
Other long-term liabilities	1,732	3,269
Total liabilities	71,943	206,381

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2025 and December 31, 2024; 6,978 and 5,859 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,979,114	1,957,261
Accumulated other comprehensive (loss) income	—	8
Accumulated deficit	(2,014,156)	(2,054,553)
Total stockholders’ equity (deficit)	(35,041)	(97,283)
Total liabilities and stockholders’ equity (deficit)	$36,902	$109,098

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercialization revenue	$17,575	$28,640	$115,724	$55,997
Costs and operating expenses:
Cost of commercialization revenue	554	4,627	20,993	6,612
Research and development expenses	7,310	33,332	34,743	78,838
General and administrative expenses	6,514	8,912	17,989	20,025
Total costs and operating expenses	14,378	46,871	73,725	105,475
Income (loss) from operations	3,197	(18,231)	41,999	(49,478)
Other income (expense), net:
Interest income	143	450	379	1,054
Interest expense	(972)	(1,262)	(1,989)	(2,415)
Other income (expense), net	22	(6)	11	62
Total other income (expense), net	(807)	(818)	(1,599)	(1,299)
Income (loss) before provision for (benefit from) income taxes	2,390	(19,049)	40,400	(50,777)
Provision for (benefit from) income taxes	3	—	3	24
Net income (loss)	$2,387	$(19,049)	$40,397	$(50,801)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	—	41	(8)	190
Comprehensive income (loss)	$2,387	$(19,008)	$40,389	$(50,611)

Basic earnings (loss) per common share	$0.20	$(3.10)	$3.52	$(8.64)
Diluted earnings (loss) per common share	$0.19	$(3.10)	$3.49	$(8.64)

Basic and diluted weighted-average shares outstanding	12,197	6,143	11,484	5,883
Diluted weighted-average shares outstanding	12,310	6,143	11,576	5,883

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)
Issuance of pre-funded warrants to purchase common stock through an underwritten registered direct offering, net of offering costs of $522	834	—	14,843			14,843
RSU settlements, net of shares withheld	220	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards		—	1	—	—	1
Stock-based compensation expense	—	—	2,801	—	—	2,801
Net (loss) income	—	—	—	—	2,387	2,387
Balance as of June 30, 2025	6,978	$1	$1,979,114	$—	$(2,014,156)	$(35,041)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	$—	$14,823	$—	$—	$14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
RSU settlements, net of shares withheld	63	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	4,814	$—	$1,902,649	$(55)	$(2,000,902)	$(98,308)
RSU settlements, net of shares withheld	81	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	9	—	113	—	—	113
Stock-based compensation expense	—	—	6,336	—	—	6,336
Net (loss) income	—	—	—	—	(19,049)	(19,049)
Unrealized gain (loss) on available-for-sale securities	—	—	—	41	—	41
Balance as of June 30, 2024	4,904	$-	$1,909,097	$(14)	$(2,019,951)	$(110,868)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$40,397	$(50,801)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	7,010	14,733
Depreciation and amortization expense	2,031	2,721
Accretion of liability related to sale of future revenues	1,809	2,093
Amortization (accretion) of investment premiums (discounts)	258	27
Non-cash operating lease expense	4,413	5,987
Loss on impairment of lease right-of-use asset	4,130	—
Gain on derecognition of lease liabilities	(1,167)	—
Other non-cash items, net	547	99
Changes in operating assets and liabilities:
Accounts receivable	1,482	31,686
Inventories	10,655	(9,043)
Other current assets	6,211	269
Other assets	(4)	68
Accounts payable	(3,066)	1,573
Accrued compensation	(4,037)	(4,250)
Accrued research and development expenses	(7,013)	(15,350)
Other current liabilities	(1,438)	(7,592)
Deferred revenue	(93,485)	(7,246)
Operating lease liabilities	(4,190)	(5,231)
Other long-term liabilities	1	—
Net cash used in operating activities	(35,456)	(40,257)
Investing activities
Purchases of short-term investments	(5,419)	—
Proceeds from maturities and sales of short-term investments	17,199	22,069
Purchases of property and equipment	—	(156)
Proceeds from sale of property and equipment	349	—
Net cash provided by investing activities	12,129	21,913
Financing activities
Proceeds from sale of pre-funded warrants to purchase common stock in an underwritten registered direct offering or registered direct offering, net	15,304	14,823
Proceeds from issuance of common stock through ATM facilities, net	—	9,348
Proceeds from employee stock awards	1	113
Taxes paid related to net share settlement of restricted stock units	—	—
Principal payments on finance lease obligations	(250)	(460)
Other financing activities, net	(1)	(7)
Net cash provided by financing activities	15,054	23,817
Increase (decrease) in cash, cash equivalents and restricted cash	(8,273)	5,473
Cash, cash equivalents and restricted cash at beginning of period	25,176	25,987
Cash, cash equivalents and restricted cash at end of period	$16,903	$31,460
Non-cash financing activities
Accrued costs related to underwritten registered direct offering	$461	$—

Supplemental cash flow disclosure
Cash paid for interest	$118	$359
Cash paid for income taxes	$3	$24

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

In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre also agreed to assume the future costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility for tab-cel to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR. See Note 9 for further information.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force that reduced our workforce at that time by approximately 30%. We recognized $6.7 million in total for severance and related benefits for employees laid off under the reduction in force. These charges are one-time termination benefits and are all cash charges.

In January 2024, we announced a reduction in workforce at that time of approximately 25%. We recognized $5.1 million in total for severance and related benefits for employees laid off under the reduction in force. The majority of the associated costs are cash expenditures and primarily one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of our total workforce at that time. The workforce reduction included total restructuring charges of $7.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In March 2025, we announced a further reduction in force of approximately 50% of our total workforce at that time. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In May 2025, we announced a further reduction in force of approximately 30% of our total workforce at that time, retaining approximately 23 employees essential to execute our strategic priorities. The workforce reduction included total restructuring charges of $1.4 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. Refer to Note 8 for further information.

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

Going Concern

With the exception of the first six months of 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of June 30, 2025, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement, such payments are contingent upon the approval of the tab-cel BLA, as well as the completion of specific regulatory activities by us, our partner and actions taken by third parties, and are, therefore, uncertain at this time.

In order to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 10; issuance of debt; and/or execution of strategic transactions. We may need to raise additional funding as required based on the status of our development programs and our projected cash flows. Even though we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities for our product candidate, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$17,575	$28,640	$115,724	$55,997
Less:
Cost of commercialization revenue	554	4,627	20,993	6,612
Technical operations and quality expenses	2,537	21,519	21,810	49,038
Medical and safety expenses	3,628	8,302	8,963	21,828
Regulatory expenses	1,145	3,511	3,970	7,972
General and administrative expenses	6,514	8,912	17,989	20,025
Other segment items*	810	818	1,602	1,323
Net income (loss)	2,387	(19,049)	40,397	(50,801)

* Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization revenue recognized in the three and six months ended June 30, 2025 and 2024 related to our agreements with Pierre Fabre, a French company.

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

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Weighted average shares outstanding – Basic	12,197	6,143	11,484	5,883
Effect of dilutive securities	113	—	92	—
Weighted average shares outstanding – Diluted	12,310	6,143	11,576	5,883

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested RSUs	149,549	521,718	197,389	521,718
Vested and unvested options	178,764	310,515	178,764	310,515
ESPP share purchase rights	1,864	—	1,864	—
Total	330,177	832,233	378,017	832,233

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$14,444	$—	$—	$14,444
U.S. Treasury obligations	Level 2	$6,415	$—	$—	$6,415
Total available-for-sale securities		20,859	—	—	$20,859
Less: amounts classified as cash equivalents		(15,439)	—	—	$(15,439)
Amounts classified as short-term investments		$5,420	$—	$—	$5,420

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$13,718	$—	$—	$13,718
U.S. Treasury obligations	Level 2	27,450	8	—	27,458
Total available-for-sale securities		41,168	8	—	41,176
Less: amounts classified as cash equivalents		(23,708)	(2)	—	(23,710)
Amounts classified as short-term investments		$17,460	$6	$—	$17,466

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2025		As of December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$20,859	$20,859	$41,168	$41,176
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$20,859	$20,859	$41,168	$41,176

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of June 30, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the six months ended June 30, 2025 and 2024, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the six months ended June 30, 2025 and 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$16,903	$25,030
Restricted cash – short term	—	146
Total cash, cash equivalents and restricted cash	$16,903	$25,176

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

In August 2024, we sold certain intermediates used in the manufacture of Ebvallo to Pierre Fabre for $15.5 million, transferring title and risk of loss to these intermediates in advance of the Manufacturing Transition Date (as defined below), which guarantees Pierre Fabre supply and control of intermediates to be used in the production of Ebvallo. We received payment for these intermediates in September 2024.

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

Cell selection is the process of identifying the appropriate cell line from available tab-cel inventory to be used for a patient. In February 2025, we transferred commercial cell selection in the Initial Territory and the Additional Territory to Pierre Fabre. Prior to the transfer of commercial cell selection, we were responsible for the performance of commercial cell selection services in the Initial Territory at our cost, and we were responsible for the performance of commercial cell selection services in the Additional Territory at the sole expense of Pierre Fabre. Without transfer of the cell selection technology, no other party can provide such services. In July 2025, we transferred clinical cell selection to Pierre Fabre.

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

During the applicable period specified in the A&R Commercialization Agreement, we are responsible for various development, safety, process science, and regulatory activities, including obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease. Pierre Fabre will pay us for these services in accordance with the A&R Commercialization Agreement. Pierre Fabre is responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the A&R Commercialization Agreement. As described above, in March 2025, we transferred all process science services and manufacturing responsibilities to Pierre Fabre. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all development, clinical (including sponsorship of the ALLELE and tab-cel multi-cohort study) and safety activities for tab-cel to Pierre Fabre.

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

Deferred revenue activity related to commercialization revenue for the six months ended June 30, 2025 was as follows:

(in thousands)
Deferred revenue, January 1, 2025	$95,092
Additions	21,914
Recognized into commercialization revenue	(115,399)
Deferred revenue June 30, 2025	1,607
Less: deferred revenue – current portion	(1,607)
Deferred revenue – long-term, June 30, 2025	$—

During the six months ended June 30, 2025, we recognized $90.5 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Such costs were $4.0 million and $11.1 million for the three and six months ended June 30, 2025, respectively, and such costs were $10.3 million and $22.6 million for the three and six months ended June 30, 2024, respectively.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. On June 30, 2025, the annual effective interest rate was approximately 9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the six months ended June 30, 2025:

(in thousands)
Liability related to sale of future revenues as of January 1, 2025	$39,006
Accretion of interest expense on liability related to sale of future revenues	1,809
Amortization of debt discount and debt issuance costs	29
Repayment of the liability	(51)
Liability related to the sale of future revenues as of June 30, 2025	40,793
Less: current portion classified within other accrued liabilities	(571)
Liability related to sale of future revenues - long-term	$40,222

7.
Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the right-of-use asset to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. For the six months ended June 30, 2025, we recognized an acceleration of amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The lease liability for the Thousand Oaks office remains on our balance sheet.

In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at the Atara Research Center (ARC). During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term. In March 2025, we announced a pause on our CAR-T research and development activities. As a result, we are winding down activities at the ARC lab and actively seeking to sublease the facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. For the six months ended June 30, 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The remaining ROU asset and lease liability for the ARC facility remain on our balance sheet.

In February 2017, we entered into a lease agreement (the ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California (the ATOM Facility). The initial 15-year term of the headlease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the ROU asset and lease liability for the ATOM Facility remain on our balance sheet. Given the continued use of the ATOM lease by another party, we did not consider there to be a trigger for valuation considerations following our restructuring activities.

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added ROU assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we have been relieved of our primary obligations under the Fujifilm MSA. Therefore, the ROU assets and lease liabilities for the processing rooms and the freezers have been removed from our condensed consolidated balance sheet as of June 30, 2025. We recognized a gain on derecognition of the operating lease liability of $0.7 million and a gain on derecognition of the finance lease liability of $0.5 million within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Additionally, in 2021, we entered into an amended lease agreement (Aurora Lease) for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the Aurora Lease to extend the term to April 2025. The lease agreement expired on April 30, 2025, and the ROU asset and lease liability for the Aurora Lease are no longer on our balance sheet.

We lease office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we were required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expired in May 2025. The ROU asset and lease liability for the South San Francisco office are no longer on our balance sheet and the requirement to maintain a letter of credit has been released as of June 30, 2025.

We have no finance leases as of June 30, 2025. The maturities of lease liabilities under our operating leases as of June 30, 2025 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2025	2,148
2026	3,258
2027	3,226
2028	3,319
2029	3,415
Thereafter	9,043
Total lease payments	$24,409
Less: amount representing interest	(6,741)
Present value of lease liabilities	$17,668

Balance as of June 30, 2025
Other current liabilities	$2,242
Operating lease liabilities - long-term	15,426
Other long-term liabilities	—
Total	$17,668

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost:
Operating lease cost	$651	$4,293	$4,398	$8,586
Short-term lease cost	—	153	42	201
Total operating lease cost	$651	$4,446	$4,440	$8,787
Finance lease cost:
Amortization expense	$—	$240	$240	$480
Interest on lease liabilities	—	85	66	175
Total finance lease cost	$—	$325	$306	$655

Other information related to leases was as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,127	$7,993
Operating cash flows for finance leases	66	175
Financing cash flows for finance leases	250	460

Decrease in operating lease liabilities upon derecognition	$20,237	$—
Decrease in finance lease liabilities upon derecognition	1,918	—

Weighted Average Remaining Lease Term
Operating leases	6.9	4.7
Finance leases	—	2.8
Weighted Average Discount Rate
Operating leases	9.6%	11.4%
Finance leases	—	10.4%

8.
Restructuring

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of June 30, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in force of approximately 25% of total workforce at that time. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of June 30, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs were cash expenditures and primarily represent one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of total workforce at that time. The workforce reduction included total restructuring charges of $7.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 to May 2026. As of June 30, 2025, approximately $1.6 million of further separation payments and benefits are required for the January 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce at that time, retaining approximately 35 employees essential to execute on our strategic priorities. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid in the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 to May 2026. As of June 30, 2025, approximately $0.6 million of further separation payments and benefits are required for the March 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force of approximately 30% of total workforce at that time, retaining approximately 23 employees essential to execute on our strategic priorities. The workforce reduction included total restructuring charges of $1.4 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. The severance will be paid in second half of 2025. As of June 30, 2025, approximately $0.7 million of further separation payments and benefits are required for the May 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expense	$944	$356	$9,293	$3,750
General and administrative expense	579	—	2,043	1,357
Total restructuring charges	$1,523	$356	$11,336	$5,107

We also incurred lease and property, plant and equipment charges as a result of the 2025 restructuring activities. For the six months ended June 30, 2025, we recognized an acceleration of amortization expense on an abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2025, we also recorded a non-cash impairment of a lease right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 7 for further details. Further, for the six months ended June 30, 2025, we recognized $0.1 million in loss on disposal of property, plant and equipment associated with the restructuring activities recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following restructuring liability activity was recorded in connection with the reductions in force for the six months ended June 30, 2025:

(in thousands)
Liability balance, January 1, 2025	$63
Restructuring charges	11,336
Cash payments	(7,450)
Non-cash settlements/adjustments	(1,105)
Liability balance, June 30, 2025	$2,844

The liability balance as of June 30, 2025 and December 31, 2024 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

In March 2025, we resolved and settled our dispute with MSK regarding sub-licensing fees related to the Additional Territory and milestone payments pursuant to the A&R Commercialization Agreement. Under the terms of the settlement, MSK returned $3.0 million of the $6.0 million paid under protest and we agreed to make future additional sub-licensing fee payments based on amounts we receive from Pierre Fabre pursuant to the A&R Commercialization Agreement based on achievement of specified development, regulatory and sales-related milestones, when and if such milestones are achieved.

QIMR Berghofer In-License Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020 and December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones. In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR.

Other In-License and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of June 30, 2025 and December 31, 2024, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into the Fujifilm MSA, which became effective upon the closing of the sale of the ATOM Facility on April 4, 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products and product candidates, manufactured in accordance with current Good Manufacturing Practices (cGMP) standards. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we assigned the Fujifilm MSA to Pierre Fabre. As of June 30, 2025, we have been relieved of our obligations under the Fujifilm MSA.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2025 and December 31, 2024, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements. As a result of our relief from such obligations, we did not incur any additional charges against the minimum commitments for the three months ended June 30, 2025. For the six months ended June 30, 2025, we incurred $0.5 million against the minimum commitments.

For the comparative periods presented, we incurred $3.2 million and $6.7 million against the minimum commitments for the three and six months ended June 30, 2024. As of December 31, 2024, we accrued $5.3 million, in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2025 and December 31, 2024.

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

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2025 and December 31, 2024.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the six months ended June 30, 2025, and as of June 30, 2025, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the six months ended June 30, 2025. As of June 30, 2025, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the six months ended June 30, 2025 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of June 30, 2025.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No September 2024 pre-funded warrants were exercised during the six months ended June 30, 2025 and as of June 30, 2025, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

In May 2025, we issued and sold 834,237 shares of common stock at an offering price of $6.61 per share and pre-funded warrants to purchase 1,587,108 shares of common stock at an offering price of $6.6099 per warrant in an underwritten registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $16.0 million, resulting in net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No May 2025 pre-funded warrants were exercised during the six months ended June 30, 2025, and as of June 30, 2025, pre-funded warrants to purchase 1,587,108 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

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

During the six months ended June 30, 2025, no shares of common stock were sold under the 2023 ATM Facility.

As of June 30, 2025, we had $88.7 million of common stock remained available to be sold under the 2023 ATM Facility.

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

As of June 30, 2025, a total of 296,810 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of June 30, 2025, a total of 381,996 shares of common stock were reserved for issuance under the 2024 EIP, of which 1,993 shares were available for future grant and 380,003 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of June 30, 2025, 150,589 shares of common stock were reserved for issuance under the Inducement Plan, of which 136,213 shares were available for future grant and 14,376 shares were subject to outstanding options and RSUs.

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (2014 ESPP), which permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	414,470	$39.09
Granted	386,068	$7.59
Forfeited	(13,910)	$75.15
Vested	(282,988)	$35.66
Balance as of June 30, 2025	503,640	$15.87

As of June 30, 2025, there was $6.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.4 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	234,143	$217.91	7.0	$27
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(46,594)	259.30	—	—
Balance as of June 30, 2025	187,549	$207.63	5.0	$—

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2025 and the exercise price of outstanding, in-the-money options. As of June 30, 2025, there was $1.8 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.7 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2025:

Total Shares Reserved
2014 Equity Incentive Plan	296,810
2018 Inducement Plan	150,589
2024 Equity Incentive Plan	381,996
2014 Employee Stock Purchase Plan	23,538
Total reserved shares of common stock	852,933

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$742	$3,314	$2,340	$8,027
General and administrative	2,060	3,022	4,670	6,706
Total stock-based compensation expense	$2,801	$6,336	$7,010	$14,733

11.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	June 30,	December 31,
	2025	2024
	(in thousands)
Raw Materials	$—	$964
Work-in-process	—	9,691
Total inventories	$—	$10,655

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	June 30,	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$67	$930
Lab equipment	—	14,446
Machinery and equipment	—	572
Computer equipment and software	76	1,381
Furniture and fixtures	408	1,272
Construction in progress	—	—
Property and equipment, gross	551	18,601
Less: accumulated depreciation	(375)	(17,307)
Property and equipment, net	$176	$1,294

For the three months ended June 30, 2025, depreciation expense was immaterial. Depreciation expense was $0.7 million for the three months ended June 30, 2024. Depreciation expense was $0.3 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued operating expenses	$4,783	$6,027
Current portion of operating lease liabilities	2,242	12,879
Current portion of finance lease liabilities	—	1,038
Other accrued liabilities	646	598
Total other current liabilities	$7,671	$20,542

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In March 2025, we announced our decision to pause development of our allogeneic CAR T cell programs and to discontinue development operations for our CAR T programs, including all clinical trials evaluating ATA3219 and development operations for ATA3431. We have completed nearly all wind-down activities for the CAR T programs. We have also stopped development on ATA188, an allogeneic T-cell immunotherapy targeting multiple sclerosis (MS).

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

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $550.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $40.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK) and the Council of the Queensland Institute of Medical Research (QIMR Berghofer) pursuant to which we acquired rights to novel and proprietary technologies and programs. In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR.

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

We had non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with CROs and CMOs. In March 2025, these agreements have been assigned to Pierre Fabre as part of the A&R Commercialization Agreement Amendment and have been relieved of our obligations under these agreements as of June 30, 2025.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of June 30, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in workforce at that time of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of June 30, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In January 2025, we announced another reduction in workforce at that time of approximately 50%. We recognized approximately $7.1 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 through May 2026. The majority of the associated costs represent cash expenditures.

In March 2025, we announced a further reduction in workforce at that time of approximately 50%, retaining approximately 35 employees essential to execute on our strategic priorities. We recognized approximately $2.7 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 through May 2026. The majority of the associated costs represent cash expenditures.

In May 2025, we announced a further reduction in workforce at that time of approximately 30%, retaining approximately 23 employees essential to execute on our strategic priorities. We recognized approximately $1.4 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance will be paid in the second half of 2025. The majority of the associated costs represent cash expenditures.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed the tax law referred to as One Big Beautiful Bill Act (“OBBB”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (“TCJA”) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting the Company’s business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, would not have a material impact to the Company. We will continue to assess the tax accounting impacts as more information is made available and will record the tax impact, if any, in the third quarter of 2025.

Review of Strategic Alternatives

Our board of directors regularly reviews our strategic plan, priorities, and opportunities as part of its commitment to act in the best interest of the Company and its stockholders. In January 2025, we announced that we had previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR-T assets, for which we announced in March 2025 that we paused development. The advisor’s scope was expanded to include a wider range of additional strategic alternatives which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. Through this process, we were in active discussions with several potential parties. However, there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative or transaction or that any strategic alternative or transaction, if pursued, it will not be completed on attractive terms, or that a strategic alternative or transaction may not ultimately be consummated. In April 2025, we temporarily paused our review of strategic alternatives pending resubmission of the tab-cel BLA. Our board of directors has resumed the review of strategic alternatives following the resubmission of the tab-cel BLA.

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

•
In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. In May 2025, we aligned with the FDA on a plan to address the issues raised by the FDA in the Response Letter and the path forward for resubmission of the tab-cel BLA at a Type A meeting.
•
In January 2025, the FDA also placed clinical holds on Atara’s active Investigational New Drug (IND) applications due to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. In May 2025, the FDA notified us that we have satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds for the tab-cel program. We restarted enrollment in the ALLELE study and the tab-cel multi-cohort study in June 2025.
•
In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility for tab-cel to Pierre Fabre and Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. Our partner continues to pursue development of tab-cel in additional patient populations.
•
In July 2025, we resubmitted, and the FDA accepted, the tab-cel BLA. We believe the tab-cel BLA is on track with a Prescription Drug User Fee Act target action date of January 10, 2026.

Other Programs

In January 2025, the FDA placed a clinical hold on Atara’s active IND applications. These INDs include ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold was directly linked to inadequately addressed GMP compliance issues referenced in the Response Letter. While ATA3219 drug product is manufactured at a separate facility, the starting materials used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. In May 2025, the FDA notified us that we have satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds for the ATA3219 program.

In March 2025, we announced our decision to pause development of our allogeneic CAR T cell programs and to discontinue development operations for our CAR T programs, including all clinical trials evaluating ATA3219 and development operations for ATA3431. We completed nearly all wind-down activities for the CAR T programs.

In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR. We have discontinued some other programs and returned the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK.

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

Our net income (loss) was $40.4 million and $(50.8) million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2025, our cash, cash equivalents and short-term investments totaled $22.3 million, which we intend to use to fund our operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2025 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$17,575	$28,640	$(11,065)	$115,724	$55,997	$59,727

Commercialization revenues were $17.6 million and $115.7 million for the three and six months ended June 30, 2025 as compared to $28.6 million and $56.0 million in the comparative 2024 periods. The decrease in the three month comparative period was primarily due to there being no revenue associated with the Initial Territory Obligation in the 2025 period, as all remaining revenue for this obligation was recognized as of March 31, 2025. The increase in the six month comparative period was primarily due to revenue recognized as a result of the transfer of manufacturing responsibilities to Pierre Fabre as of March 31, 2025.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$554	$4,627	$(4,073)	$20,993	$6,612	$14,381

Cost of commercialization revenue was $0.6 million and $21.0 million for the three and six months ended June 30, 2025, as compared to $4.6 million and $6.6 million in the comparative 2024 periods. The decrease in the three month comparative period is primarily due to there being no manufacturing activities in the 2025 period following the transfer of such activities to Pierre Fabre as of March 31, 2025. The increase in the six month comparative period was primarily due to the cost of inventory sold to Pierre Fabre on March 31, 2025 according to the A&R Commercialization Agreement Amendment.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Technical operations and quality expenses	$2,537	$21,519	$(18,982)	$21,810	$49,038	$(27,228)
Medical and safety expenses	3,628	8,302	(4,674)	$8,963	$21,828	(12,865)
Regulatory expenses	1,145	3,511	(2,366)	$3,970	$7,972	(4,002)
Total research and development expenses	$7,310	$33,332	$(26,022)	$34,743	$78,838	$(44,095)

Technical operations and quality expenses were $2.5 million and $21.8 million in the three and six months ended June 30, 2025, as compared to $21.5 million and $49.0 million in the comparative 2024 periods. The decreases in the 2025 periods were primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025 as part of the A&R Commercialization Agreement Amendment and reduced headcount following the January and March 2025 reductions in force.

Medical and safety expenses were $3.6 million and $9.0 million in the three and six months ended June 30, 2025, as compared to $8.3 million and $21.8 million in the comparative 2024 periods. The decreases in the 2025 periods were primarily due to reduced headcount following the January and March 2025 reductions in force and a decrease in CAR T research and development activities after the decision to pause the CAR T programs. The decrease in the six month period was also due to the $3.0 million MSK sublicensing fee refund received in the first quarter 2025 and decreased trial costs due to the close-out of the ATA188 Phase 2 EMBOLD study after it did not meet its primary endpoint.

Regulatory expenses were $1.1 million and $4.0 million in the three and six months ended June 30, 2025, as compared to $3.5 million and $8.0 million in the comparative 2024 periods. The decreases in 2025 were primarily due to reduced headcount following the January and March 2025 reductions in force and decrease in tab-cel BLA related activities.

General and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$6,514	$8,912	$(2,398)	$17,989	$20,025	$(2,036)

General and administrative expenses were $6.5 million and $18.0 million in the three and six months ended June 30, 2025, as compared to $8.9 million and $20.0 million in the respective comparative 2024 periods. The decrease in the 2025 periods was primarily due to reduced headcount following the January and March 2025 reductions in force.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Interest income	$143	$450	$(307)	$379	$1,054	$(675)
Interest expense	(972)	(1,262)	290	(1,989)	(2,415)	426
Other income (expense), net	22	(6)	28	11	62	(51)
Total other income (expense), net	$(807)	$(818)	$11	$(1,599)	$(1,299)	$(300)

Interest income was $0.1 million and $0.4 million in the three and six months ended June 30, 2025, as compared to $0.5 million and $1.1 million in the comparative 2024 periods. The decreases in 2025 were primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $1.0 million and $2.0 million in the three and six months ended June 30, 2025, as compared to $1.3 million and $2.4 million in the comparative 2024 periods. The decreases in 2025 were primarily due to decreased interest expense recognized on the liability related to the sale of future revenues under the HCRx Agreement.

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

During the six months ended June 30, 2025, we did not sell any shares of common stock under the 2023 ATM Facility.

As of June 30, 2025, we had $88.7 million of common stock remaining and available to be sold under the 2023 ATM Facility.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$16,903	$25,030
Short-term investments	5,420	17,466
Total cash, cash equivalents and short-term investments	$22,323	$42,496

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,456)	$(40,257)
Investing activities	12,129	21,913
Financing activities	15,054	23,817
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,273)	$5,473

Operating activities

Net cash used in operating activities was $35.5 million in the six months ended June 30, 2025 as compared to $40.3 million in the comparative 2024 period. The decrease of $4.8 million was primarily due to changes in net working capital following the transfer of manufacturing responsibilities to Pierre Fabre in the first quarter of 2025.

Investing activities

Net cash provided by investing activities in the six months ended June 30, 2025 consisted primarily of $17.2 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the comparative 2024 period primarily consisted primarily of $22.1 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2025 primarily consisted of $15.3 million in proceeds from the issuance of prefunded warrants and shares in a underwritten registered direct offering, net of discount. Net cash provided by financing activities in the comparative 2024 period primarily consisted of $14.8 million of proceeds received from the issuance of prefunded warrants in a direct registered offering and $9.3 million of net proceeds received from the 2023 ATM Facility.

Operating Capital Requirements and Plan of Operations

We expect that cash, cash equivalents and short-term investments as of June 30, 2025, combined with the anticipated $40 million milestone payment from Pierre Fabre upon approval of the tab-cel BLA, will provide significant cash runway and flexibility for the company to execute on its strategic priorities. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidate. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in the near term to finance our planned operations.

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

Our existing cash, cash equivalents and short-term investments as of June 30, 2025 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2025, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2025, we announced that our board of directors has initiated a process to explore a range of strategic alternatives to maximize value for our stockholders. We previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR T assets, for which we announced that we have since paused the CAR T programs and discontinued development operations in March 2025. The advisor’s scope was expanded to include a wider range of additional strategic alternatives, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. In April 2025, we temporarily paused our review of strategic alternatives pending resubmission of the tab-cel BLA. We resubmitted the tab-cel BLA to the FDA in July 2025 and our board of directors has resumed the review of strategic alternatives.

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

We have incurred substantial losses since our inception, and although we are forecasting pre-tax net income in 2025, we may incur a net loss in 2026.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the six months ended June 30, 2025, we reported a net income of $40.4 million and expect to record net income for the full year 2025 due to significant reductions in operating expenses.

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

We have earned limited commercialization revenues to date. We may never achieve profitability or we may be unable to sustain profitability on a continuing basis.

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

We expect that cash, cash equivalents and short-term investments as of June 30, 2025, combined with the anticipated $40 million milestone payment from Pierre Fabre upon approval of the tab-cel BLA, will provide significant cash runway and flexibility for the company to execute on its strategic priorities. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Any delay in these activities will create additional expenses and cash needs for us.

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

As of June 30, 2025, we had total cash and cash equivalents of $22.3 million. Our existing cash and cash equivalents as of June 30, 2025 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; issuance of debt; and/or execution of strategic transactions. We may also need to raise additional funding as required based on the status of our development program and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities of our product candidate, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. For example, at a Type B meeting in February 2022, we were not able to align with the FDA on comparability between tab-cel product versions used in the pivotal ALLELE study and the intended commercial product. The FDA initially recommended we conduct a new clinical trial with the commercial product to address the lack of alignment on comparability and to gain additional clinical experience with the intended commercial product. Throughout 2023, we held a number of meetings with the FDA on clinical and CMC aspects for a potential BLA submission for tab-cel. Ultimately, we reached agreement with the FDA on the comparability of tab-cel product manufactured using a different process version with the intended commercial product and subsequently held a pre-BLA meeting with the FDA that supported our plan to submit the tab-cel BLA in the second quarter of 2024. The BLA was submitted in May 2024, and the FDA accepted the BLA submission in July 2024 and granted priority review with a Prescription Drug User Fee Act target action date of January 15, 2025. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, we received the Response Letter from the FDA in January 2025 relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party manufacturing facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, the FDA lifted the clinical holds for tab-cel and ATA3219 programs, however, the inspection FDA Form 483 remains open.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold was directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. Our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting material used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, FDA lifted the clinical holds for the tab-cel and ATA3219 programs, however, the inspection FDA-Form 483 remains open. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

We rely on our partner, their CROs, other vendors and clinical study sites to ensure the proper and timely conduct of our clinical studies, and while we have agreements governing their committed activities, we have limited influence over their actual performance. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. Reliance on CROs entails risks to which we would not be subject if we conducted our clinical studies ourselves, including reliance on the CRO for clinical site initiation and monitoring, the possibility that the CRO does not maintain the financial resources to meet its obligations under our agreements, the possibility of breach of these agreements by the CRO because of factors beyond our control, including a failure to properly perform their obligations under these agreements, and the possibility of termination or non-renewal of the agreements by the CROs, based on their own business priorities, at a time that is costly or damaging to us.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

A Fast Track designation by the FDA or other priority review program may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

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

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us, our partner and/or our partner's CMOs and CROs for any post-approval clinical studies that we conduct and for continued commercialization of the product. They also include any post-approval requirements or commitments imposed by FDA or comparable foreign regulatory authorities as a condition of approval, and/or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, cGCP, cGTP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or materials for the product manufacture are sourced, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products, product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties. Further, promotion of products is currently an area of government scrutiny, and the applicable statutes, regulations and guidance and policies are complex, subject to changing interpretation, and subject to amendment.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product or product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activities at this CMO. We, through our commercialization partner, continue to work with the CMO to investigate and remediate contamination issues but can make no assurance regarding such remediation efforts. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these products and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these products and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process, which can be weeks. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents which are used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic product ultimately consist of intermediates from individual donors, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

Any adverse developments affecting our partner's CMOs' manufacturing operations for our product and product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates or our partner's ability to supply product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product and product candidates could damage our or our partner's reputation and the reputation of our or our partner's products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

Delays in receiving regulatory approvals for product candidates produced at our partners' CMOs’ facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within ARC support our mid/late development activities. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing for product candidates at our partner's CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our partner's CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would negatively impact commercial supply, limit our development activities and limit our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our partners' CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and cGTP. Our, or our partners', failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, the FDA lifted the clinical holds for the tab-cel and the ATA3219 programs, however, the inspection FDA Form 483 remains open. We also may encounter problems with the following:

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

Developing advanced manufacturing techniques and process controls is costly, time consuming and is required to fully utilize our partner's CMOs’ facilities. Failure to advance manufacturing techniques and process controls could lead to a delay in obtaining approval for our product candidates. Without further investment, advances in manufacturing techniques may render the facilities and equipment that manufacture our product candidates inadequate or obsolete.

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

If one or more of our partner's CMOs' facilities is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any of our partner's CMOs’ manufacturing facilities, or the equipment in any such facilities, is either damaged or destroyed, we or our partner's may not be able to quickly or inexpensively replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted disruption in operations or loss of a facility or its equipment, we or our partner's may not be able to transfer manufacturing to another third party in the time required to maintain supply. Even if we or our partner could transfer manufacturing to another third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product revenues.

Currently, we maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our partner's current manufacturing facility or processes.

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our partner's end-to-end supply chain network to support manufacturing; if we or our partner experience problems with third party suppliers or CMOs, we or our partner may delay development and/or commercialization of our product and product candidates.

We rely on our partner and their CMOs for the current production of our product and product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product and product candidates. Our partner and their CMOs are not our employees, and except for remedies available to us under our agreement with our partner, we cannot directly control whether or not they or their CMOs devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs and commercial product. Our partner's CMOs for our product and product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter.

In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, the FDA lifted the clinical holds for the tab-cel and ATA3219 programs, however, the inspection FDA Form 483 remains open. To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability and/or non-inferiority of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

If we, our partner or their CMOs are not able to successfully transfer and produce comparable product and product candidates, our ability to further develop and manufacture our product and product candidates may be negatively impacted.

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

We rely on our partner's CMOs and manufacturing network for the production of our product and product candidates. Our supply, and ability to maintain inventory, of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, failure to meet regulatory or cGMP requirements, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet the demand for our products and product candidates.

Manufacturing cellular therapies is complicated and tightly regulated by the FDA and comparable regulatory authorities around the world, and although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers, transfer manufacturing procedures and analytical methods to these alternative suppliers, and demonstrate comparability and/or non-inferiority of material produced by such new suppliers. New manufacturers of any product, product candidate, or intermediate would be required to qualify procedures under applicable regulatory requirements. These manufacturers may not be able to manufacture our product and product candidates at costs, or in sufficient quantities, or in a timely manner necessary to complete development of our product candidates or make commercially successful products. If we or our partner are unable to arrange for alternative third party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them. In addition, should the FDA or comparable regulatory authorities not agree with our product candidate specifications and comparability methodologies or assessments for these materials, regulatory authorities may require that we conduct additional studies, including bridging comparability testing, and further clinical development or commercial launch of our product candidates could be substantially delayed.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We have transferred responsibility for the manufacture of our product to Pierre Fabre, there can be no assurance that we will be able to find a new CMO or enter into a new commercial drug product supply agreement with a new CMO on terms favorable or acceptable to us or at all if Pierre Fabre does not perform its obligations. Any delays in entering into a new commercial manufacturing agreement could delay the development and commercialization of our product and product candidates, if approved. If Fujifilm does not perform its obligations under its agreement with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under its agreement with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our partners' or their manufacturers’ compliance with these regulations and standards and although we monitor them, we depend on them to provide honest and accurate information. Any failure by our partner or their third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. Remediation activities are in progress and, in May 2025, the FDA lifted the clinical holds for the tab-cel and ATA3219 programs, however, the inspection FDA Form 483 remains open.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025 impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. Centers for Medicare and Medicaid (CMS) continues to take steps to implement the IRA, including, most notably: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

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

There are currently seven autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah®(tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s CarvyktiTM (ciltacabtagene autoleucel) and Aucatzyl® (obecabtagene autoleucel) with Autolus. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

As of June 30, 2025, we had 38 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2024 through June 30, 2025, the reported sale price of our common stock has fluctuated between $5.01 and $39.50 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction of our workforce by approximately 25%. In January 2025, we announced another reduction of our workforce by approximately 50%. In March 2025, we further reduced our workforce by approximately 50%, retaining approximately 35 employees essential to execute on our strategic priorities. In May 2025, we further reduced our workforce by approximately 30%, retaining approximately 23 employees essential to executing our strategic priorities. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

For example, the EU General Data Protection Regulation (EU) 2016/679 (EU GDPR) imposes strict requirements on in-scope organizations regarding the processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable) of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer and other processing of personal information and has direct effect in all EU Member States and extraterritorial effect where organizations outside of the European Economic Area (EEA) process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals or the monitoring of their behavior. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act as the UK GDPR (together, the UK GDPR and the EU GDPR, the GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 (as amended) and is for the time being broadly aligned with the EU GDPR including, as it relates to extra-territorial application. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK, we are processing personal information in the context of an establishment in an EU Member State or the UK or we are processing personal information in relation to the offering of goods or services to individuals in the EEA or the UK or monitoring their behavior.

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

In addition, the EU GDPR also prohibits the transfer of personal information from the EEA to countries that the European Commission does not recognize as having an “adequate” level of data protection unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information (e.g., EU Standard Contractual Clauses or EU SCCs). Data protection laws in the UK and Switzerland impose similar restrictions. There is also a requirement in certain cases for companies to carry out a transfer impact assessment (TIA) which, among other things, assess laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU.

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

Cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and (iii) the EU Network and Information Systems Security 2 Directive (NISD2). Under the NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, including, for example, entities carrying out research and development activities of medicinal products. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

Other countries outside of the EU and the UK continue to enact or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the EU GDPR and the UK GDPR.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level, including several comprehensive privacy laws. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., as well as enhanced scrutiny on international data flows, which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State's “My Health My Data Act” regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Additional states may enact laws regulating consumer health data which may impact our operations.

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

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

4.1	Form of Pre-Funded Warrant	8-K	001-36548	4.1	5/16/2025

10.1+	Amendment No. 2 to the Amended and Restated Commercialization Agreement between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated July 11, 2025					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.					X

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
Date: August 11, 2025

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Accounting Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)