Form 10-Q
period 2025-09-30
Atara Biotherapeutics, Inc.
filed 2025-11-12
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of outstanding shares of the Registrant’s Common Stock as of November 6, 2025 was 7,210,235 shares.

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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,742	$25,030
Short-term investments	7,970	17,466
Restricted cash	—	146
Accounts receivable	1,913	1,482
Inventories	—	10,655
Other current assets	2,807	10,115
Total current assets	18,432	64,894
Property and equipment, net	147	1,294
Operating lease assets	10,707	39,807
Other assets	881	3,103
Total assets	$30,167	$109,098

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$318	$4,367
Accrued compensation	2,067	6,589
Accrued research and development expenses	342	7,984
Deferred revenue	1,011	95,092
Liability related to the sale of future revenues – current portion	9,670	382
Other current liabilities	4,649	20,160
Total current liabilities	18,057	134,574
Operating lease liabilities – long-term	15,005	29,914
Liability related to the sale of future revenues – long-term	31,976	38,624
Other long-term liabilities	1,763	3,269
Total liabilities	66,801	206,381

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2025 and December 31, 2024; 7,210 and 5,859 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	1,981,822	1,957,261
Accumulated other comprehensive income (loss)	2	8
Accumulated deficit	(2,018,459)	(2,054,553)
Total stockholders’ equity (deficit)	(36,634)	(97,283)
Total liabilities and stockholders’ equity (deficit)	$30,167	$109,098

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercialization revenue	$3,453	$40,190	$119,177	$96,187
Costs and operating expenses:
Cost of commercialization revenue	115	7,602	21,108	14,214
Research and development expenses	2,925	43,924	37,668	122,762
General and administrative expenses	3,987	10,421	21,976	30,446
Total costs and operating expenses	7,027	61,947	80,752	167,422
Income (loss) from operations	(3,574)	(21,757)	38,425	(71,235)
Other income (expense), net:
Interest income	204	459	583	1,513
Interest expense	(909)	(1,183)	(2,898)	(3,598)
Other income (expense), net	4	555	15	617
Total other income (expense), net	(701)	(169)	(2,300)	(1,468)
Income (loss) before provision for (benefit from) income taxes	(4,275)	(21,926)	36,125	(72,703)
Provision for (benefit from) income taxes	28	(17)	31	7
Net income (loss)	$(4,303)	$(21,909)	$36,094	$(72,710)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	2	36	(6)	226
Comprehensive income (loss)	$(4,301)	$(21,873)	$36,088	$(72,484)

Basic earnings (loss) per common share	$(0.32)	$(2.93)	$2.96	$(11.34)
Diluted earnings (loss) per common share	$(0.32)	$(2.93)	$2.93	$(11.34)

Basic and diluted weighted-average shares outstanding	13,564	7,466	12,185	6,414
Diluted weighted-average shares outstanding	13,564	7,466	12,319	6,414

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)
Issuance of pre-funded warrants to purchase common stock through an underwritten registered direct offering, net of offering costs of $522	834	—	14,843	—	—	14,843
RSU settlements, net of shares withheld	220	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	—	—	1	—	—	1
Stock-based compensation expense	—	—	2,801	—	—	2,801
Net (loss) income	—	—	—	—	2,387	2,387
Balance as of June 30, 2025	6,978	$1	$1,979,114	$—	$(2,014,156)	$(35,041)
Issuance of common stock through ATM facilities, net of commissions and offering costs of $48	125		$1,471	—	—	1,471
RSU settlements, net of shares withheld	106	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	1	—	12	—	—	12
Stock-based compensation expense	—	—	1,225	—	—	1,225
Net (loss) income	—	—	—	—	(4,303)	(4,303)
Unrealized gain (loss) on available-for-sale securities	—	—	—	2	—	2
Balance as of September 30, 2025	7,210	$1	$1,981,822	$2	$(2,018,459)	$(36,634)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2024	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $177	—	$—	$14,823	$—	$—	$14,823
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
RSU settlements, net of shares withheld	63	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	8,397	—	—	8,397
Net (loss) income	—	—	—	—	(31,752)	(31,752)
Unrealized gain (loss) on available-for-sale securities	—	—	—	149	—	149
Balance as of March 31, 2024	4,814	$—	$1,902,649	$(55)	$(2,000,902)	$(98,308)
RSU settlements, net of shares withheld	81	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	9	—	113	—	—	113
Stock-based compensation expense	—	—	6,336	—	—	6,336
Net (loss) income	—	—	—	—	(19,049)	(19,049)
Unrealized gain (loss) on available-for-sale securities	—	—	—	41	—	41
Balance as of June 30, 2024	4,904	$-	$1,909,097	$(14)	$(2,019,951)	$(110,868)
Issuance of common stock and pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $220	759	$1	$35,779	—	—	35,780
RSU settlements, net of shares withheld	77	—	—	—	—	—
Stock-based compensation expense	—	—	6,422	—	—	6,422
Net (loss) income	—	—	—	—	(21,909)	(21,909)
Unrealized gain (loss) on available-for-sale securities	—	—	—	36	—	36
Balance as of September 30, 2024	5,740	$1	$1,951,298	$22	$(2,041,860)	$(90,539)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$36,094	$(72,710)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	8,235	21,155
Depreciation and amortization expense	2,067	3,951
Accretion of liability related to sale of future revenues	2,700	3,180
Amortization (accretion) of investment premiums (discounts)	175	(30)
Non-cash operating lease expense	4,733	9,102
Loss on impairment of lease right-of-use asset	4,130	—
Gain on derecognition of lease liabilities	(1,167)	—
Other non-cash items, net	551	(340)
Changes in operating assets and liabilities:
Accounts receivable	(431)	32,773
Inventories	10,655	(4,274)
Other current assets	5,844	(3,135)
Other assets	42	(254)
Accounts payable	(4,049)	(1,537)
Accrued compensation	(4,522)	(3,751)
Accrued research and development expenses	(7,642)	(11,287)
Other current liabilities	(3,677)	(10,446)
Deferred revenue	(94,081)	1,419
Operating lease liabilities	(4,901)	(8,062)
Other long-term liabilities	1	—
Net cash used in operating activities	(45,243)	(44,246)
Investing activities
Purchases of short-term investments	(7,885)	(19,665)
Proceeds from maturities and sales of short-term investments	17,200	25,069
Purchases of property and equipment	—	(156)
Proceeds from sale of property and equipment	393	—
Net cash provided by investing activities	9,708	5,248
Financing activities
Proceeds from sale of pre-funded warrants to purchase common stock in an underwritten registered direct offering or registered direct offering, net	14,843	50,813
Proceeds from issuance of common stock through ATM facilities, net	1,496	9,348
Proceeds from employee stock awards	13	113
Principal payments on finance lease obligations	(250)	(657)
Other financing activities, net	(1)	(7)
Net cash provided by financing activities	16,101	59,610
Increase (decrease) in cash, cash equivalents and restricted cash	(19,434)	20,612
Cash, cash equivalents and restricted cash at beginning of period	25,176	25,987
Cash, cash equivalents and restricted cash at end of period	$5,742	$46,599
Non-cash financing activities
Accrued costs related to underwritten registered direct offering	$—	$210
Accrued costs related to ATM facility	$25	$—

Supplemental cash flow disclosure
Cash paid for interest	$171	$497
Cash paid for income taxes	$31	$24

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

In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre also agreed to assume the future costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility for tab-cel to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. We believe the tab-cel BLA is on track with a Prescription Drug User Fee Act target action date of January 10, 2026.

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

Going Concern

With the exception of the first nine months of 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of September 30, 2025, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements. Although we anticipate the receipt of certain payments from the amended and restated Pierre Fabre Commercialization Agreement, such payments are contingent upon the approval of the tab-cel BLA, as well as the completion of specific regulatory activities by us, our partner and actions taken by third parties, and are, therefore, uncertain at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,453	$40,190	$119,177	$96,187
Less:
Cost of commercialization revenue	115	7,602	21,108	14,214
Technical operations and quality expenses	1,669	30,037	23,479	79,075
Medical and safety expenses	299	9,446	9,262	31,274
Regulatory expenses	957	4,441	4,927	12,413
General and administrative expenses	3,987	10,421	21,976	30,446
Other segment items*	729	152	2,331	1,475
Net income (loss)	(4,303)	(21,909)	36,094	(72,710)

* Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization revenue recognized in the three and nine months ended September 30, 2025 and 2024 related to our agreements with Pierre Fabre, a French company.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances income tax disclosures by requiring, among other things, a tabular reconciliation of the effective tax rate with standardized categories and disclosure of percentage and dollar amounts for significant items, and annual disclosure of income taxes paid by jurisdiction, with a breakdown for significant individual jurisdictions. It also requires disaggregation of income and related tax expense by domestic and foreign components and eliminates certain existing disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the potential impact of the ASU on our disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our annual periods beginning after December 15, 2026, and requires either prospective or retrospective application. We are currently evaluating the impact of the ASU on our disclosures.

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

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Weighted average shares outstanding – Basic	13,564	7,466	12,185	6,414
Effect of dilutive securities	—	—	134	—
Weighted average shares outstanding – Diluted	13,564	7,466	12,319	6,414

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested RSUs	10,578	495,996	31,221	495,996
Vested and unvested options	142,338	263,788	142,338	263,788
ESPP share purchase rights	5,763	34,511	5,763	34,511
Total	158,679	794,295	179,322	794,295

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$4,072	$—	$—	$4,072
U.S. Treasury obligations	Level 2	$7,969	$1	$—	$7,970
Total available-for-sale securities		12,041	1	—	$12,042
Less: amounts classified as cash equivalents		(4,072)	—	—	$(4,072)
Amounts classified as short-term investments		$7,969	$1	$—	$7,970

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$13,718	$—	$—	$13,718
U.S. Treasury obligations	Level 2	27,450	8	—	27,458
Total available-for-sale securities		41,168	8	—	41,176
Less: amounts classified as cash equivalents		(23,708)	(2)	—	(23,710)
Amounts classified as short-term investments		$17,460	$6	$—	$17,466

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2025		As of December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$12,041	$12,042	$41,168	$41,176
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$12,041	$12,042	$41,168	$41,176

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of September 30, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the nine months ended September 30, 2025 and 2024, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the nine months ended September 30, 2025 and 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets that sum to the total of the same such amounts in the condensed consolidated statement of cash flows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$5,742	$25,030
Restricted cash – short term	—	146
Total cash, cash equivalents and restricted cash	$5,742	$25,176

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

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Services Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. As of September 30, 2025, there is approximately $1 million of deferred revenue remaining associated with the Additional Territory Obligation to be recognized upon completion of certain regulatory obligations. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the nine months ended September 30, 2025 was as follows:

(in thousands)
Deferred revenue, January 1, 2025	$95,092
Additions	22,811
Recognized into commercialization revenue	(116,892)
Deferred revenue September 30, 2025	1,011
Less: deferred revenue – current portion	(1,011)
Deferred revenue – long-term, September 30, 2025	$—

During the nine months ended September 30, 2025, we recognized $91.1 million of revenue that was included in the deferred revenue balance as of December 31, 2024.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Such costs were $0.9 million and $12.0 million for the three and nine months ended September 30, 2025, respectively, and such costs were $11.1 million and $33.8 million for the three and nine months ended September 30, 2024, respectively.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. On September 30, 2025, the annual effective interest rate was approximately 9%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the nine months ended September 30, 2025:

(in thousands)
Liability related to sale of future revenues as of January 1, 2025	$39,006
Accretion of interest expense on liability related to sale of future revenues	2,700
Amortization of debt discount and debt issuance costs	44
Repayment of the liability	(104)
Liability related to the sale of future revenues as of September 30, 2025	41,646
Less: Liability related to the sale of future revenues - current portion	(9,670)
Liability related to sale of future revenues - long-term	$31,976

7.
Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the right-of-use asset to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized an acceleration of amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025. The lease liability for the Thousand Oaks office remains on our balance sheet.

In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at the Atara Research Center (ARC). During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. We have the option to extend this lease for two additional five-year periods after the initial term. In March 2025, we announced a pause on our CAR-T research and development activities. As a result, we are winding down activities at the ARC lab and actively seeking to sublease the facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. For the nine months ended September 30, 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The remaining ROU asset and lease liability for the ARC facility remain on our balance sheet.

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

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added ROU assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we were relieved of our primary obligations under the Fujifilm MSA. Therefore, the ROU assets and lease liabilities for the processing rooms and the freezers have been removed from our condensed consolidated balance sheet as of June 30, 2025. At the time of this release in June 2025, we recognized a gain on derecognition of the operating lease liability of $0.7 million and a gain on derecognition of the finance lease liability of $0.5 million within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Additionally, in 2021, we entered into an amended lease agreement (Aurora Lease) for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the Aurora Lease to extend the term to April 2025. The lease agreement expired on April 30, 2025, and the ROU asset and lease liability for the Aurora Lease are no longer on our balance sheet.

We originally leased office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we were required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expired in May 2025. At the expiration of the lease in May 2025 our ROU asset and lease liability for the South San Francisco office were removed from our balance sheet and the requirement to maintain a letter of credit was released.

We have no finance leases as of September 30, 2025. The maturities of lease liabilities under our operating leases as of September 30, 2025 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2025	1,017
2026	3,258
2027	3,226
2028	3,319
2029	3,415
Thereafter	9,043
Total lease payments	$23,278
Less: amount representing interest	(6,320)
Present value of lease liabilities	$16,958

Balance as of September 30, 2025
Other current liabilities	$1,953
Operating lease liabilities - long-term	15,005
Other long-term liabilities	—
Total	$16,958

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost:
Operating lease cost	$502	$4,293	$4,900	$12,879
Short-term lease cost	—	48	42	145
Total operating lease cost	$502	$4,341	$4,942	$13,024
Finance lease cost:
Amortization expense	$—	$240	$240	$719
Interest on lease liabilities	—	79	66	254
Total finance lease cost	$—	$319	$306	$973

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,997	$12,002
Operating cash flows for finance leases	66	254
Financing cash flows for finance leases	250	657

Decrease in operating lease liabilities upon derecognition	$20,237	$—
Decrease in finance lease liabilities upon derecognition	1,918	—

Weighted Average Remaining Lease Term
Operating leases	6.7	4.4
Finance leases	—	2.5
Weighted Average Discount Rate
Operating leases	9.6%	11.4%
Finance leases	—	10.4%

8.
Restructuring

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in workforce of approximately 30%. The workforce reduction included total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of September 30, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in force of approximately 25% of total workforce at that time. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of September 30, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs were cash expenditures and primarily represent one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of total workforce at that time. The workforce reduction included total restructuring charges of $7.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from April 2025 to May 2026. As of September 30, 2025, approximately $1.0 million of further separation payments and benefits are required for the January 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce at that time, retaining approximately 35 employees essential to execute on our strategic priorities. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid in the second quarter of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid from May 2025 to May 2026. As of September 30, 2025, approximately $0.2 million of further separation payments and benefits are required for the March 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force of approximately 30% of total workforce at that time, retaining approximately 23 employees essential to execute on our strategic priorities. The workforce reduction included total restructuring charges of $1.4 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. The severance will be paid in second half of 2025. As of September 30, 2025, approximately $17,000 of further separation payments and benefits are required for the May 2025 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expense	$15	$—	$9,308	$3,750
General and administrative expense	12	—	2,055	1,357
Total restructuring charges	$27	$—	$11,363	$5,107

We also incurred lease and property, plant and equipment charges as a result of the 2025 restructuring activities. For the nine months ended September 30, 2025, we recognized an acceleration of amortization expense on an abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2025, we also recorded a non-cash impairment of a lease right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 7 for further details. Further, for the nine months ended September 30, 2025, we recognized $0.1 million in loss on disposal of property, plant and equipment associated with the restructuring activities recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following restructuring liability activity was recorded in connection with the reductions in force for the nine months ended September 30, 2025:

(in thousands)
Liability balance, January 1, 2025	$63
Restructuring charges	11,363
Cash payments	(9,112)
Non-cash settlements/adjustments	(1,105)
Liability balance, September 30, 2025	$1,209

The liability balance as of September 30, 2025 and December 31, 2024 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of September 30, 2025 and December 31, 2024, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Fujifilm Master Services and Supply Agreement

In January 2022, we entered into the Fujifilm MSA, which became effective upon the closing of the sale of the ATOM Facility on April 4, 2022 and could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our cell therapy products and product candidates, manufactured in accordance with current Good Manufacturing Practices (cGMP) standards. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we assigned the Fujifilm MSA to Pierre Fabre. As of September 30, 2025, we have been relieved of our obligations under the Fujifilm MSA.

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2025 and December 31, 2024, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements. As a result of our relief from such obligations, we did not incur any additional charges against the minimum commitments for the three months ended September 30, 2025. For the nine months ended September 30, 2025, we incurred $0.5 million against the minimum commitments.

For the comparative periods presented, we incurred $3.0 million and $9.7 million against the minimum commitments for the three and nine months ended September 30, 2024, respectively. As of December 31, 2024, we accrued $5.3 million in research and development expenses related to minimum purchase commitments.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2025 and December 31, 2024.

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

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2025 and December 31, 2024.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the nine months ended September 30, 2025, and as of September 30, 2025, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the nine months ended September 30, 2025. As of September 30, 2025, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the nine months ended September 30, 2025 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of September 30, 2025.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No September 2024 pre-funded warrants were exercised during the nine months ended September 30, 2025 and as of September 30, 2025, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

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

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No May 2025 pre-funded warrants were exercised during the nine months ended September 30, 2025, and as of September 30, 2025, pre-funded warrants to purchase 1,587,108 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

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

During the nine months ended September 30, 2025, 124,434 shares of common stock were sold under the 2023 ATM Facility, for gross proceeds of $1,519,004 and net proceeds of $1,471,180 after deducting commissions and other offering expenses payable by us.

As of September 30, 2025, we had $87.2 million of common stock remaining and available to be sold under the 2023 ATM Facility.

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

As of September 30, 2025, a total of 170,854 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of September 30, 2025, a total of 402,977 shares of common stock were reserved for issuance under the 2024 EIP, of which 157,825 shares were available for future grant and 245,152 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of September 30, 2025, 150,248 shares of common stock were reserved for issuance under the Inducement Plan, of which 141,184 shares were available for future grant and 9,064 shares were subject to outstanding options and RSUs.

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (2014 ESPP), which permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	414,470	$39.09
Granted	386,068	$7.59
Forfeited	(134,987)	$27.79
Vested	(387,204)	$31.41
Balance as of September 30, 2025	278,347	$11.56

As of September 30, 2025, there was $2.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.4 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	234,143	$217.91	7.0	$27
Granted	—	—	—	—
Exercised	(1,100)	11	—	—
Forfeited or expired	(86,320)	280.21	—	—
Balance as of September 30, 2025	146,723	$182.81	3.3	$14

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2025 and the exercise price of outstanding, in-the-money options. As of September 30, 2025, there was $0.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.4 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2025:

Total Shares Reserved
2014 Equity Incentive Plan	170,854
2018 Inducement Plan	150,248
2024 Equity Incentive Plan	402,977
2014 Employee Stock Purchase Plan	23,538
Total reserved shares of common stock	747,617

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$336	$2,877	$2,676	$10,904
General and administrative	889	3,545	5,559	10,251
Total stock-based compensation expense	$1,225	$6,422	$8,235	$21,155

11.
Supplemental Balance Sheet Information

Inventories

Inventories consisted of the following as of each period end:

	September 30,	December 31,
	2025	2024
	(in thousands)
Raw Materials	$—	$964
Work-in-process	—	9,691
Total inventories	$—	$10,655

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	September 30,	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$67	$930
Lab equipment	—	14,446
Machinery and equipment	—	572
Computer equipment and software	76	1,381
Furniture and fixtures	408	1,272
Construction in progress	—	—
Property and equipment, gross	551	18,601
Less: accumulated depreciation	(404)	(17,307)
Property and equipment, net	$147	$1,294

For the three months ended September 30, 2025, depreciation expense was immaterial. Depreciation expense was $0.6 million for the three months ended September 30, 2024. Depreciation expense was $0.3 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued operating expenses	$2,552	$6,027
Current portion of operating lease liabilities	1,953	12,879
Current portion of finance lease liabilities	—	1,038
Other accrued liabilities	144	216
Total other current liabilities	$4,649	$20,160

12. Subsequent Events

In October 2025, we announced a further reduction in workforce of approximately 29% of total workforce, retaining approximately 15 employees essential to executing on our strategic priorities. We expect to recognize approximately $1.3 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and our Annual Report on Form 10-K for the year ended 2024. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $550.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $40.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We had non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with CROs and CMOs. In March 2025, these agreements were assigned to Pierre Fabre as part of the A&R Commercialization Agreement Amendment, and we have been relieved of our obligations under these agreements as of June 30, 2025.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of September 30, 2025, there are no remaining payments for the November 2023 reduction in workforce. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in workforce at that time of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of September 30, 2025, there are no remaining payments for the January 2024 reduction in workforce. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

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

In October 2025, we announced a further reduction in workforce of approximately 29% of total workforce, retaining approximately 15 employees essential to executing on our strategic priorities. We expect to recognize approximately $1.3 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed the tax law referred to as One Big Beautiful Bill Act (“OBBBA”), which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and extension of prior tax law under the Tax Cuts and Jobs Act (TCJA) and the introduction of new provisions. Examples include the extension of so-called permanently restoring bonus depreciation allowances, permanent changes in the limitations for deducting business interest expense and permanent expensing of domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period which includes the enactment date. The Company has done a preliminary analysis of the changes impacting the Company’s business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBBA, would not have a material impact to the Company. We will continue to assess the tax accounting impacts as more information is made available and will record the tax impact, if any, in the fourth quarter of 2025.

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
•
In July 2025, we resubmitted, and the FDA accepted, the tab-cel BLA. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. We believe the tab-cel BLA is on track with a Prescription Drug User Fee Act target action date of January 10, 2026.

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

Our net income (loss) was $36.1 million and $(72.7) million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2025, our cash, cash equivalents and short-term investments totaled $13.7 million, which we intend to use to fund our operations.

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

Our expenditures on future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•
the availability of qualified drug supply;
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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2025 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$3,453	$40,190	$(36,737)	$119,177	$96,187	$22,990

Commercialization revenues were $3.5 million and $119.2 million for the three and nine months ended September 30, 2025 as compared to $40.2 million and $96.2 million in the comparative 2024 periods. The decrease in the three month comparative period was primarily due to there being no revenue associated with the Initial Territory Obligation in the 2025 period, as all remaining revenue for this obligation was recognized as of March 31, 2025. The increase in the nine month comparative period was primarily due to revenue recognized as a result of the transfer of manufacturing responsibilities to Pierre Fabre as of March 31, 2025 according to the A&R Commercialization Agreement Amendment.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$115	$7,602	$(7,487)	$21,108	$14,214	$6,894

Cost of commercialization revenue was $0.1 million and $21.1 million for the three and nine months ended September 30, 2025, as compared to $7.6 million and $14.2 million in the comparative 2024 periods. The decrease in the three month comparative period is primarily due to there being no manufacturing activities in the 2025 period following the transfer of such activities to Pierre Fabre as of March 31, 2025. The increase in the nine month comparative period was primarily due to the cost of inventory sold to Pierre Fabre on March 31, 2025 according to the A&R Commercialization Agreement Amendment.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Technical operations and quality expenses	$1,669	$30,037	$(28,368)	$23,479	$79,075	$(55,596)
Medical and safety expenses	299	9,446	(9,147)	$9,262	$31,274	(22,012)
Regulatory expenses	957	4,441	(3,484)	$4,927	$12,413	(7,486)
Total research and development expenses	$2,925	$43,924	$(40,999)	$37,668	$122,762	$(85,094)

Technical operations and quality expenses were $1.7 million and $23.5 million in the three and nine months ended September 30, 2025, as compared to $30.0 million and $79.1 million in the comparative 2024 periods. The decreases in the 2025 periods were primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025 as part of the A&R Commercialization Agreement Amendment, reduced headcount following the January, March and May 2025 reductions in force and pause of research and development of the CAR T programs in March 2025.

Medical and safety expenses were $0.3 million and $9.3 million in the three and nine months ended September 30, 2025, as compared to $9.4 million and $31.3 million in the comparative 2024 periods. The decreases in the 2025 periods were primarily due to reduced headcount following the January, March and May 2025 reductions in force, the transition of tab-cel development activities to Pierre Fabre as of July 14, 2025 and termination of the ATA3219 phase 1 trials in NHL and lupus following the decision to pause research and development for CAR T assets in March 2025.

Regulatory expenses were $1.0 million and $4.9 million in the three and nine months ended September 30, 2025, as compared to $4.4 million and $12.4 million in the comparative 2024 periods. The decreases in 2025 were primarily due to reduced headcount following the January, March and May 2025 reductions in force and a decrease in tab-cel BLA related activities.

General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$3,987	$10,421	$(6,434)	$21,976	$30,446	$(8,470)

General and administrative expenses were $4.0 million and $22.0 million in the three and nine months ended September 30, 2025, as compared to $10.4 million and $30.4 million in the respective comparative 2024 periods. The decrease in the 2025 periods was primarily due to reduced headcount following the January, March and May 2025 reductions in force.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2025	2024	(Decrease)	2025	2024	(Decrease)
	(in thousands)			(in thousands)
Interest income	$204	$459	$(255)	$583	$1,513	$(930)
Interest expense	(909)	(1,183)	274	(2,898)	(3,598)	700
Other income (expense), net	4	555	(551)	15	617	(602)
Total other income (expense), net	$(701)	$(169)	$(532)	$(2,300)	$(1,468)	$(832)

Interest income was $0.2 million and $0.6 million in the three and nine months ended September 30, 2025, as compared to $0.5 million and $1.5 million in the comparative 2024 periods. The decreases in 2025 were primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $0.9 million and $2.9 million in the three and nine months ended September 30, 2025, as compared to $1.2 million and $3.6 million in the comparative 2024 periods. The decreases in 2025 were primarily due to decreased interest expense recognized on the liability related to the sale of future revenues under the HCRx Agreement.

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

During the nine months ended September 30, 2025, 124,434 shares of common stock were sold under the 2023 ATM Facility.

As of September 30, 2025, we had $87.2 million of common stock remaining and available to be sold under the 2023 ATM Facility.

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

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$5,742	$25,030
Short-term investments	7,970	17,466
Total cash, cash equivalents and short-term investments	$13,712	$42,496

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,243)	$(44,246)
Investing activities	9,708	5,248
Financing activities	16,101	59,610
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,434)	$20,612

Operating activities

Net cash used in operating activities was $45.2 million in the nine months ended September 30, 2025 as compared to $44.2 million in the comparative 2024 period. The increased of $1.0 million was primarily due to changes in net working capital following the transfer of manufacturing responsibilities to Pierre Fabre in the first quarter of 2025.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2025 consisted primarily of $17.2 million received from maturities and sales of available-for-sale securities. Net cash provided by investing activities in the comparative 2024 period primarily consisted primarily of $25.1 million received from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2025 primarily consisted of $14.8 million in proceeds from the issuance of prefunded warrants and shares in a underwritten registered direct offering, net of discount and $1.5 million of net proceeds received from the 2023 ATM facility. Net cash provided by financing activities in the comparative 2024 period primarily consisted of $50.8 million of proceeds received from the issuance of prefunded warrants in a direct registered offering and $9.3 million of net proceeds received from the 2023 ATM Facility.

Operating Capital Requirements and Plan of Operations

We expect that cash, cash equivalents and short-term investments as of September 30, 2025, combined with the anticipated $40 million milestone payment from Pierre Fabre upon approval of the tab-cel BLA, will provide significant cash runway and flexibility for the company to execute on its strategic priorities. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. We do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the accumulated losses to increase as we continue the development of, and seek regulatory approvals for, our product candidate. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need to raise substantial additional funding in the near term to finance our planned operations.

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

Our existing cash, cash equivalents and short-term investments as of September 30, 2025 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

In order to complete the process of obtaining regulatory approval for tab-cel in the US, we may require substantial additional funding. We expect to continue to seek access to additional funds through additional public or private equity offerings or debt financings, through potential collaboration, partnering or other strategic arrangements, or a combination of the foregoing. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to further delay, limit, reduce or terminate clinical studies or other development activities.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with CROs for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. In August 2025, we entered into an amendment to the ARC lease agreement, effective upon the closing of the landlord's sale of the building, which is expected to occur in November 2025. Under the terms of the amendment, our square footage at ARC will be reduced to 12,750 square feet of office, lab and warehouse space. The amendment also terminates our option to extend the ARC lease. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025 other than those previously discussed in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2025, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception. For the nine months ended September 30, 2025, we reported a net income of $36.1 million and expect to record net income for the full year 2025 due to significant reductions in operating expenses.

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

We expect that cash, cash equivalents and short-term investments as of September 30, 2025, combined with the anticipated $40 million milestone payment from Pierre Fabre upon approval of the tab-cel BLA, will provide significant cash runway and flexibility for the company to execute on its strategic priorities. Such estimates are based on assumptions and plans that are subject to change and such changes could materially impact our expected cash runway. These assumptions include the completion of specific development and regulatory activities by us and actions taken by third parties, and are, therefore, uncertain at this time. Any delay in these activities will create additional expenses and cash needs for us.

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

As of September 30, 2025, we had total cash and cash equivalents of $13.7 million. Our existing cash, cash equivalents and short-term investments as of September 30, 2025 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies', ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health or other concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business.

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

The results of preclinical studies or earlier clinical studies are not necessarily predictive of future results. Our existing product candidates may not receive regulatory approval.

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
•
delays in corresponding with the FDA or a comparable foreign regulatory authority regarding regulatory issues;
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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. FDA has increased scrutiny of product claims and, in 2025, issued a significant number of enforcement actions to companies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties. Further, promotion of products is currently an area of government scrutiny, and the applicable statutes, regulations and guidance and policies are complex, subject to changing interpretation, and subject to amendment.

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

Our or our partner's ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

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

Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. Further, the Inflation Reduction Act (IRA), signed into law in August 2022, extended the provision of enhanced subsidies for individuals purchasing health coverage through the ACA marketplace. The enhanced subsidies, which were originally passed as part of the American Rescue Plan Act were extended through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It is unclear how future litigation and the healthcare reform measures of future presidential administrations will impact the ACA and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. Centers for Medicare and Medicaid (CMS) continues to take steps to implement the IRA, including, most notably: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12,
2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing and has suggested that it may impose significant tariffs on pharmaceuticals if such pricing is not implemented.

Other recent administrative actions may affect our partner's upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the
President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration
(HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The Pilot is intended to become effective January 1, 2026. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Prescription drug affordability boards in several states, including Colorado, Maryland,
Oregon, and Washington, have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

As of September 30, 2025, we had 38 employees, which decreased to approximately 15 employees following the subsequent reduction in force in October 2025. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2024 through September 30, 2025, the reported sale price of our common stock has fluctuated between $5.01 and $39.50 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our business and investor confidence in us, and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. To ensure the level of segregation of duties customary for a U.S. public company and the requirement to produce timely financial information requires sufficient resources within the accounting and finance functions. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

In March 2025, Eric Hyllengren, our Chief Financial Officer and Chief Operating Officer, left the company. In connection with our reductions in force in 2025, we have reduced the size of our accounting and finance function. If we fail to staff our accounting and finance function adequately, if key employees within our accounting and finance function leave or if we fail to maintain internal control over financial reporting adequate to meet the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth. The occurrence of any of the foregoing could also require additional financial and management resources.

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

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical, accounting and finance or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. In September 2024, Pascal Touchon, our President and Chief Executive Officer stepped down from his position and was appointed Chairperson of our board of directors, and AnhCo “Cokey” Nguyen, our Chief Scientific and Technical Officer, was appointed as our President and Chief Executive Officer. We implemented additional reductions in force in January, March, May and October 2025. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. In addition, we may not be able to effectively transition members of our management into their new roles.

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

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction of our workforce by approximately 25%. In January 2025, we announced another reduction of our workforce by approximately 50%. In March 2025, we further reduced our workforce by approximately 50%, retaining approximately 35 employees essential to execute on our strategic priorities. In May 2025, we further reduced our workforce by approximately 30%, retaining approximately 23 employees essential to executing our strategic priorities. In October 2025, we announced a further reduction in workforce of approximately 29% of total workforce, retaining approximately 15 employees essential to executing on our strategic priorities. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, data security, data residency or transfers, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection, data security, and data transfers. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, cause regulators to reject, limit or disrupt our clinical trial activities, result in reputational harm, lead to a loss of customers, reduce the use of our products, result in litigation and liability, and could otherwise cause a material adverse effect on our business, financial condition, and results of operations.

For example, several laws and regulations such as the EU General Data Protection Regulation (EU) 2016/679 (EU GDPR) impose strict requirements on in-scope organizations regarding the processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable) of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer and other processing of personal information and has direct effect in all EU Member States and extraterritorial effect where organizations outside of the European Economic Area (EEA) process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals or the monitoring of their behavior. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act as the UK GDPR (together, the UK GDPR and the EU GDPR, the GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 (as amended) and is for the time being broadly aligned with the EU GDPR including, as it relates to extra-territorial application. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK, we are processing personal information in the context of an establishment in an EU Member State or the UK or we are processing personal information in relation to the offering of goods or services to individuals in the EEA or the UK or monitoring their behavior.

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of personal information); (iii) limitations on retention and the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to: (x) supervisory authorities without undue delay (and no later than 72 hours where feasible) after becoming aware of the breach, unless the breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and/or (y) concerned individuals where the breach is likely to result in a high risk to their rights and freedoms without undue delay; (vi) requirements to process personal information lawfully including specific requirements for obtaining valid consent from data subjects where consent is the lawful basis for processing; (vii) obligations to consider data protection as any new products or services are developed and designed; and (viii) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects(such as clinical trial subjects and investigators) regarding processing of their personal data. The GDPR also provides that EU Member States and the UK (as applicable) may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal information subject to the GDPR, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

In addition, the EU GDPR also prohibits the transfer of personal information from the EEA to countries that the European Commission does not recognize as having an “adequate” level of data protection unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information (e.g., EU Standard Contractual Clauses or EU SCCs). Data protection, data residency or transfer laws or regulations in the UK, Switzerland, United States and other jurisdictions impose similar or related data residency or transfer restrictions. There is also a requirement in certain cases for companies to carry out data flow analysis, risk assessments, vendor diligence or transfer impact assessments (TIA). These obligations can, among other things, require assessments of laws governing access to personal information in the recipient country and considers whether supplementary measures that provide privacy protections additional to those under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EU.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States, with several new laws following the CCPA and being enacted at the state level, including several comprehensive privacy laws. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., as well as enhanced scrutiny on international data flows, which could increase our potential liability and adversely affect our business. Other states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data, such as, the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For instance, Washington State's “My Health My Data Act” regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” Other states, such as Connecticut, Nevada, and Maryland have also enacted privacy legislation with particular provisions for consumer health data, and additional states may adopt health-specific privacy requirements that could impact our business activities depending on how they are interpreted.

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

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our or our partner's ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

10.1+	Amendment No. 3 to the Amended and Restated Commercialization Agreement between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated October 29, 2025					X

10.2	First Amendment to Lease between Atara Biotherapeutics, Inc. and JackieO, LLC dated August 11, 2025					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.					X

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
Date: November 12, 2025

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Accounting Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)