Form 10-K
period 2025-12-31
Atara Biotherapeutics, Inc.
filed 2026-03-16
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2025 as reported by The Nasdaq Stock Market, was $38,730,738. This calculation excludes 1,961,204 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of March 10, 2026 was 8,178,114.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
the likelihood and timing of regulatory submissions or related approvals for tab-cel, including the expectations about the timing of approvals for a biologics license application (BLA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
•
the potential indications for tab-cel;
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
•
our expectations regarding the potential commercial market opportunities, market size and the size of the patient populations for tab-cel;
•
estimates of our expenses, capital requirements and need for additional financing;
•
our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations, including our going concern assessment;
•
the scope of protection we are able to obtain and maintain for the intellectual property rights covering tab-cel;
•
our financial performance;
•
our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies;
•
developments and projections relating to our competitors and our industry;
•
our partner's ability to have tab-cel manufactured for clinical studies or for commercial sale, including at commercially reasonable values;
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
•
we have one approved product, Ebvallo, in the EEA, the UK, and Switzerland. If we or our collaborators are unable to successfully develop, manufacture, and commercialize tab-cel, or experience significant delays in doing so, our business may be materially harmed;
•
Tab-cel represents a new therapeutic approach that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, or our partner's inability to achieve commercialization or secure payor coverage of tab-cel;
•
the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and tab-cel may not receive regulatory approval in the U.S.;
•
clinical drug development involves a lengthy and expensive process with an uncertain outcome;
•
the market opportunities for tab-cel may be limited to those patients who are ineligible for or have failed prior treatments and may be small;
•
we may not be able to obtain or maintain orphan drug exclusivity for tab-cel;
•
the proposed revision of the European legislation on pharmaceuticals, changes in governmental administration, or changes in leadership at relevant regulatory agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products;
•
maintaining clinical and commercial timelines is dependent on our partner's end-to-end supply chain network to support manufacturing; if they experience problems with their third party suppliers or CMOs, development and/or commercialization of tab-cel may be adversely affected;
•
if we are unable to obtain and maintain sufficient intellectual property protection for tab-cel, or if the scope of the intellectual property protection is not sufficiently broad, our partner's ability to commercialize tab-cel successfully and to compete effectively may be adversely affected;
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

PART I

Item 1. Business

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel®(tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. We partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization of tab-cel in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases.

Our pipeline also includes ATA3219, an allogeneic CAR T targeting CD19 intended to target B-cell malignancies and autoimmune diseases, based on a next generation 1XX signaling domain and the innate advantages of EBV T cells as the foundation for an allogeneic CAR T platform, and ATA3431, an allogeneic dual CAR T immunotherapy targeting both CD19 and CD20 for B-cell malignancies; and a potential next generation EBV vaccine which is differentiated from earlier EBV vaccine efforts that solely focused on B cell responses to EBV. In March 2025, we announced our decision to pause the development of our allogeneic CAR T cell programs and to discontinue all CAR T operations for ATA3219 and ATA3431, including terminating the clinical trials evaluating ATA3219. We have completed nearly all wind-down activities for the CAR T programs. We have also stopped development on ATA188, an allogeneic T-cell immunotherapy targeting multiple sclerosis (MS).

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

Historical studies suggest a high unmet medical need for improved therapies in patients with EBV+ PTLD who have failed rituximab or rituximab plus chemotherapy, with approximately 40% to 60% of patients either not responding to or progressing following this first line of therapy. Expected median overall survival in patients with EBV+PTLD following HCT who have failed rituximab-based first line therapy is approximately 1.7 months, and for patients with EBV+ PTLD following SOT who have failed rituximab-based first line therapy, the median overall survival is approximately 3.3 months. The use of chemotherapy in patients with EBV+ PTLD who have failed rituximab is frequently associated with significant rates of treatment-related mortality due to the frailty of the patients and severe toxicities associated with chemotherapy. Based on our market research, we estimate there were several hundred EBV+ PTLD patients who failed rituximab or rituximab plus chemotherapy in the U.S. in 2019.

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

In December 2017, we initiated two Phase 3 studies for tab-cel intended to support approval in two separate indications, the treatment of EBV+ PTLD following HCT (which was referred to as the MATCH study) and SOT in patients who have failed rituximab (which was referred to as the ALLELE study). In 2019, after discussion and alignment with regulators, we combined MATCH and ALLELE into a single study (which we now refer to as the ALLELE study) that now consists of an HCT cohort for EBV+PTLD patients who have failed rituximab, and a single SOT cohort for EBV+ PTLD patients who have failed prior treatment with rituximab with or without chemotherapy. Additionally, we expanded the ALLELE study geographically to include clinical sites in Europe and Canada.

In the third quarter of 2020, we completed an interim analysis for the ALLELE study. Data from the interim analysis showed a 50% objective response rate (ORR) to tab-cel with independent oncologic and radiographic assessment (IORA) in patients with relapsed-refractory EBV+ PTLD following HCT or SOT, that had reached at least six months follow-up after the ORR assessment. This ORR is consistent with previously published investigator assessed data. The tab-cel safety profile is also consistent with previously published data, with no new safety signals. In December 2022, we presented updated interim analysis and safety results from the ALLELE study and updated efficacy and safety data from two single-center, open-label studies, and multicenter expanded access program in patients with EBV+ Leiomysosarcomas at the 2022 American Society of Hematology Annual Meeting. In December 2023, we presented new data for patients with relapsed or refractory (r/r) or treatment-naïve EBV+ PTLD involving the central nervous system following SOT or HCT. An ORR of 77.8% was observed in 18 central nervous system (CNS) EBV+ PTLD patients including first line PTLD, and the estimated one-year overall survival rate (OS) was 70.6%. The one-year OS for responders was 85.7% versus 0% for non-responders. In January 2024, data from the ALLELE study that was published in The Lancet Oncology showed a 51.2% objective response rate and 23-month median duration of response in r/r EBV+ PTLD patients and that tab-cel was well tolerated with no events of graft-versus-host disease as related to tab-cel. In May 2024, we filed the BLA with the FDA using a more recent data cutoff in the BLA submission package. Data from the submission package showed similar ORR of 48.8% was demonstrated among patients in the indicated target population, consistent with previous analyses.

In October 2021, we entered into the Pierre Fabre Commercialization Agreement (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (Initial Territory). In September 2022, we amended the Pierre Fabre Commercialization Agreement (PF Amendment No. 1) to receive an additional $30 million milestone payment from Pierre Fabre in exchange for a reduction in royalties and the supply price mark up on Ebvallo purchased by Pierre Fabre. See section "Terms of Certain License and Collaboration Agreements" below for additional details. In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund L.P. (HCRx) pursuant to which we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx.

On October 31, 2023, we entered into the A&R Commercialization Agreement, which became effective in December 2023 (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) will be expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which such cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024.

In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter related solely to observations during a pre-approval inspection of a third-party manufacturing facility in connection with the tab-cel BLA.

In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment (A&R Commercialization Agreement Amendment). Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

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

In December 2025, we amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31 million in exchange for the right to receive an additional $15 million potential milestone payment upon achieving a certain commercial milestone.

Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

In January 2026, the FDA issued a second Complete Response Letter (Second Complete Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA has granted, a Type A meeting to address the FDA's concerns raised in the Second Complete Response Letter. We anticipate providing a regulatory update in the second quarter of 2026.

Tab-cel Multi-Cohort Study

In patients where previous treatments have failed, the objective response rates, including complete response, were 33.3% (three out of nine patients) in AID-LPD and 37.5% (three out of eight patients) in PID-LPD groups. Tab-cel was generally well-tolerated with a favorable safety profile consistent with previously published clinical studies. These clinical data demonstrated that tab-cel was well-tolerated and showed encouraging clinical activity in this patient population, with objective response rates ranging from 50% (two out of four patients) to 80% (four out of five patients). The overall survival (OS) rate at one year in patients with EBV viremia treated in the EAP-201 study was 100% for a median follow-up of 14.6 months (min 12.2, max 17.8).

In the third quarter of 2020, we initiated a Phase 2 multi-cohort study which comprises a total of five patient populations, including IA-LPDs and other EBV-driven diseases, in both the U.S. and EU. In January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tabcel multi-cohort study. The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. In May 2025, the FDA lifted the clinical hold and in July 2025, we also further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide.

Additional Programs

ATA3219

ATA3219 is a potential best-in-class, allogeneic CD19 CAR T immunotherapy targeting B-cell malignancies and autoimmune diseases, leveraging our next-generation1XX CAR co-stimulatory domain and EBV T-cell platform and does not require TCR or HLA gene editing. ATA3219 combines the natural biology of unedited T cells with the benefits of an allogeneic therapy. It consists of allogeneic EBV-sensitized T cells that express a CD19 CAR construct for the treatment of CD19+ r/rB-cell malignancies, including B-cell non-Hodgkin’s lymphoma (NHL) and B-cell mediated autoimmune diseases including systemic lupus erythematosus (SLE) with kidney involvement (lupusnephritis (LN)). ATA3219 has been optimized to offer a potential best-in-class profile, featuring off-the-shelf availability. It incorporates multiple clinically validated technologies including a modified CD3ζ signaling domain (1XX) that optimizes expansion and mitigates exhaustion, provides enrichment during manufacturing for a less differentiated phenotype for robust expansion and persistence and retains the endogenous T-cell receptor without gene editing as a key survival signal for T cells which contribute to persistence.

In July 2023, we received a Safe to Proceed letter from the FDA in response to our IND submission for ATA3219 in r/r B-cell NHL. We initiated enrollment of a multicenter, Phase 1 open-label, dose escalation clinical trial for ATA3219 in NHL, including large B-cell lymphomas, follicular lymphoma, or mantle cell lymphoma.

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

In March 2025, we announced our decision to pause the development of our allogeneic CAR T cell programs and to discontinue all CAR T operations, including terminating the clinical trials evaluating ATA3219. We completed nearly all wind-down activities for the CAR T programs. We continue to maintain the patent portfolio and related rights for the ATA3219 program as we evaluate options for this program.

Other Programs

ATA3431 is an allogeneic, bispecific CAR directed against CD19 and CD20 for B-cell malignancies and autoimmune disease, leveraging our 1XX CAR co-stimulatory domain and EBV T-cell platform and does not require gene TCR or HLA gene editing. Preclinical data presented at the American Society of Hematology 2023 demonstrated potential for potent antitumor activity, long-term persistence, and superior tumor growth inhibition compared to an autologous CD19/CD20 CAR T benchmark. In March 2025, we announced our decision to pause the development of our allogeneic CAR T cell programs and discontinue all development operations, including ATA3431. We completed nearly all wind-down activities for the CAR T cell programs. We continue to maintain the patent portfolio and related rights for the ATA3431 program as we evaluate options for this program.

We have also discontinued some programs and will return the programs to our collaborators. For example, in March 2024, we returned the ATA2271 and ATA3271 programs targeting mesothelin to MSK. We also returned the rights to ATA188 and the EBV vaccine to QIMR Berghofer in May 2025.

Terms of Certain License and Collaboration Agreements

Out-licensing

Pierre Fabre Commercialization Agreement

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which, we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory) following regulatory approval. Pierre Fabre paid us an upfront cash payment of $45.0 million in the fourth quarter of 2021 for the exclusive license grant. In September 2022, we amended the Pierre Fabre Commercialization Agreement (PF Amendment No. 1) and received an additional $30.0 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement.

In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund L.P. (HCRx). Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31.0 million, in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

In October 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (the A&R Commercialization Agreement) pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below.

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

In August 2024, we sold certain intermediates used in the manufacture of Ebvallo to Pierre Fabre for $15.5 million, transferring title and risk of loss to these intermediates in advance of the Manufacturing Transition Date, which is defined in the A&R Commercialization Agreement Amendment to be March 31, 2025 (the Manufacturing Transition Date), which guarantees Pierre Fabre supply and control of intermediates to be used in the production of Ebvallo. We received payment for these intermediates in September 2024.

We also entered into a separate manufacturing and supply agreement with Pierre Fabre for us to manufacture Ebvallo for Pierre Fabre to use in the Initial Territory based on a fixed price through December 31, 2023 and at a price equal to cost plus a margin for orders placed after December 31, 2023, subject to a maximum annual increase. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment (A&R Commercialization Agreement Amendment). Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. At the Manufacturing Transition Date, we sold to Pierre Fabre certain unreleased batches and intermediate inventory used in the production of tab-cel. We also sold to Pierre Fabre certain materials that support tab-cel manufacturing at no cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to pay certain liabilities owed to our CMOs that were incurred as of December 31, 2024. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

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

In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31.0 million in exchange for the right to receive an additional $15.0 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercial Agreement, as amended by the A&R Commercialization Agreement amendments, we are entitled to receive an aggregate of up to $308 million in remaining milestone payments upon achieving certain regulatory and commercial milestones in addition to double-digit tiered royalties as a percentage of net sales of Ebvallo in the Initial Territory and an aggregate of up to $556 million in additional payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel in the Additional Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

Pierre Fabre is responsible, at its cost, for obtaining and maintaining all required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the A&R Commercialization Agreement. As described above, in March 2025, we transferred all process science services and manufacturing responsibilities to Pierre Fabre.

In-licensing

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

Reductions in Force

In January 2025, we announced a reduction in force at that time of approximately 50%. We recognized approximately $7.2 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.5 million of further separation payments and benefits are required for the January 2025 reduction in force. The majority of the associated costs represent cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force at that time of approximately 50%. We recognized approximately $2.8 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.1 million of further separation payments and benefits are required for the March 2025 reduction in force. The majority of the associated costs represent cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force at that time of approximately 30%. We recognized approximately $1.4 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the second half of 2025. As of December 31, 2025, no further separation payments and benefits are required for the May 2025 reduction in force.

In October 2025, we announced a further reduction in force at that time of approximately 30% of total workforce, retaining approximately 15 employees essential to advancing our strategic priorities. We expect to recognize approximately $1.2 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. As of December 31, 2025, approximately $0.3 million of further separation payments and benefits are required for the October 2025 reduction in force. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

Review of Strategic Alternatives

Our board of directors regularly reviews our strategic plan, priorities, and opportunities as part of its commitment to act in the best interest of the Company and its stockholders. In January 2025, we announced that our board of directors, working with the company's financial and legal advisors, initiated a process to explore a range of strategic alternatives designed to maximize value for our stockholders, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. Through this process, we have been in active discussions with several potential parties. However, there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative or transaction or that any strategic alternative or transaction, if pursued, it will not be completed on attractive terms, or that a strategic alternative or transaction may not ultimately be consummated. Our board of directors continues to evaluate potential strategic transactions.

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

In addition to the current standard of care for patients, commercial and academic clinical studies are being pursued by a number of parties in the field of immunotherapy. Early results from these studies have fueled continued interest in T-cell immunotherapy. While there are currently no FDA-approved products for the treatment of relapsed and/or refractory EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo, we are aware that some marketed products and therapies are used off-label by some healthcare professionals and institutions in the treatment of EBV+ PTLD, such as rituximab and combination chemotherapy regimens.

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

Our global patent estate consists of both solely-owned and in-licensed patents and patent applications, is directed to compositions of matter and/or associated methods, including methods of treatment, and consists of 11 patent families having a total of more than 180 issued patents or patent applications. Our patents and patent applications (if issued) are expected to expire between 2024 and 2044, not inclusive of any patent term extension that may be available in any associated jurisdiction.

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

Trademarks

We also rely upon trademarks to develop and maintain our competitive position, and we continue to pursue and obtain trademark rights relating to our business. We have a vigorous global program of trademark registration and enforcement to maintain and strengthen the value of our trademarks and prevent the unauthorized use of those trademarks. Our global trademark portfolio consists of five different trademark families comprised of more than 60 registrations and pending applications.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act), which included changes to the coverage and payment for drug products under government health care programs. Since its enactment, there have been judicial and Congressional challenges to numerous elements of the Affordable Care Act, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the merits of the constitutionality arguments. Additionally, the American Rescue Plan Act of 2021, Pub. L. No. 117-2, enacted on March 11, 2021, temporarily increased premium tax credit assistance for those eligible for subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit expired at the end of 2025. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the extent to which the U.S. federal government covers particular healthcare products and services and could limit the amounts that the U.S. federal government will pay for healthcare products and services. This could result in reduced demand for our product candidates or additional pricing pressures.

Included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. In August 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that will cap benefit annual out-of-pocket spending while imposing new discount obligations for pharmaceutical manufacturers; and establishes a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS has also taken steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. In January 2026, the White House released information on the “Great Healthcare Plan.” This plan would codify most-favored nation drug pricing, expand access to over-the-counter pharmaceuticals, increase transparency requirements for health insurers, cut payments to pharmacy benefit managers, and expand the use of health savings accounts. President Trump also signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Over a dozen large pharmaceutical manufacturers have entered into agreements with the Trump Administration to offer lower prices for their drugs. In December 2025, the Trump Administration released Proposed Rules for the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Models, which would use international benchmarks to calculate additional rebates for certain drugs covered by Medicare Part B and Medicare Part D, respectively. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products.

Administrative actions continue to shape government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The Pilot was intended to become effective January 1, 2026, but implementation has been paused due to ongoing litigation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified.

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

Manufacturing

In April 2022, we entered into a Master Services and Supply Agreement with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) (the Fujifilm MSA), which could extend for up to ten years. Pursuant to the Fujifilm MSA, FDB will supply us with specified quantities of our product and product candidates, manufactured in accordance with cGMP standards. The Fujifilm MSA does not obligate us to purchase our product and product candidates exclusively from FDB. In March 2025, in connection with the transition of manufacturing responsibility for tab-cel to Pierre Fabre, we have assigned and Pierre Fabre has assumed, the Fujifilm MSA. We have transitioned manufacturing responsibility for tab-cel to Pierre Fabre.

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with CROs and CMOs. In March 2025, these agreements were assigned to Pierre Fabre as part of the A&R Commercialization Agreement Amendment, and we were relieved of our obligations under these agreements as of June 30, 2025.

Human Capital Management

As of December 31, 2025, we had 14 employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our human capital strategy is designed to enable successful execution of our business objectives, while fostering a collaborative and innovative culture, that embraces diversity and inclusion. We monitor our success with insights across human capital metrics such as employee engagement, vacancy rates, time to hire, promotion rates, performance ratings, succession depth, retention, EEO compliance, pay equity, and diversity representation. The principal purposes of our compensation policies and equity incentive plans are to attract, retain and motivate employees and directors by paying for performance through the granting of stock-based compensation awards and cash-based performance bonus awards. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we consider our relations with our employees to be good.

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

In January 2025, we announced that our board of directors, working with the company's financial and legal advisors, initiated a process to explore a range of strategic alternatives designed to maximize value for our stockholders, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. Our board of directors continues to evaluate potential strategic alternatives.

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

We expect to continue devoting significant time and resources and to incur expenses in identifying and evaluating strategic alternatives for the company, which could have a material adverse effect on our business. A considerable portion of these expenses will be incurred regardless of whether a transaction is completed. Any such expenses will decrease the remaining cash available for use in our business. In addition, potential strategic transactions that require stockholder approval may not be approved by our stockholders or, if required, a counterparty’s stockholders. Further, any strategic transaction that is completed ultimately may not deliver the benefits we expect or enhance stockholder value.

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

We have incurred substantial losses since our inception and anticipate we will continue to incur substantial losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception, with the exception of the twelve months ending December 31, 2025. For the fiscal year ended December 31, 2025, we reported a net income of $32.7 million due to commercialization revenue combined with significant reductions in operating expenses.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to research, develop and seek regulatory approvals for our product candidate and any additional product candidates we may acquire, in-license or develop. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of change of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expenses may increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates.

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
•
develop manufacturing and distribution processes for tab- cel;
•
develop commercial quantities of tab-cel, including at acceptable cost levels;
•
establish and maintain adequate supply of tab-cel, including cell lines with sufficient breadth to treat patients;
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
•
retain qualified personnel; and
•
protect our rights in our intellectual property and regulatory protections portfolio.

Our revenues from Ebvallo will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and the terms and conditions of our commercialization agreement with Pierre Fabre for that territory. We do not retain any meaningful milestones or royalty payments from Pierre Fabre for Ebvallo in the Initial Territory until the applicable royalty cap under the HCRx Agreement is met, which could take many years, if at all. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, treatment guidelines or a reduction in the incidence of the addressable disease, Pierre Fabre may not successfully commercialize tab-cel, even if approved. The timing and amount of any milestone and royalty payments we may receive from Pierre Fabre, as well as the commercial success of tab-cel will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful commercialization by Pierre Fabre. As a result, even if we generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.

We will require substantial near-term financing to continue operations, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or manufacturing efforts, impair our exploration of strategic alternatives, or require us to pursue a liquidation and dissolution or other wind down of our business.

We expect to expend substantial resources for the foreseeable future to continue our operations. Under the terms of our license agreements with each of our in-license partners, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product and product candidates.

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of researching and developing tab-cel, and conducting clinical studies;
•
the timing of, and the costs involved in, obtaining regulatory approvals for tab-cel, including any costs from post-market requirements;

•
our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
•
the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•
the timing, receipt and amount of sales of, or royalties on tab-cel; and
•
the emergence of competing technologies or other adverse market developments.

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

As of December 31, 2025, we had total cash and cash equivalents of $8.5 million. Our existing cash, cash equivalents and short-term investments as of December 31, 2025 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; issuance of debt; and/or execution of strategic transactions. We may also need to raise additional funding as required based on the status of our development program and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. In addition, as of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities of our product candidate, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Risks Related to the Development of Our Product and Product Candidates

We have one approved product, Ebvallo, which is currently approved in the European Economic Area (EEA), the UK and Switzerland. If we or our collaborators are unable to successfully develop, manufacture and commercialize tab-cel or experience significant delays in doing so, our business may be materially harmed.

We have one approved product, Ebvallo, which is currently approved in the EEA, the UK and Switzerland. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of tab-cel, if approved, will depend heavily on the successful development and manufacture, and our partners' eventual commercialization of tab-cel.

The success of tab-cel depends on many factors, including the following:

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

Our future success is dependent on the marketing authorization of tab-cel.

We only have one product, Ebvallo, that has gained marketing authorization, with approval currently in the EEA, the UK, and Switzerland. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. Our business is substantially dependent on our partner's ability to obtain regulatory approval for, and, if approved, to successfully commercialize tab-cel in a timely manner.

Neither we nor our partner can commercialize tab-cel in the U.S. without first obtaining marketing authorization for tab-cel from the FDA; similarly, neither we nor our partners can commercialize tab-cel outside of the U.S. without obtaining marketing authorization from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of tab-cel for a target indication, we must demonstrate with substantial evidence gathered in preclinical and clinical studies that tab-cel is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate to assure stability, safety, purity and potency.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical and clinical studies and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The novel nature of tab-cel may create further challenges in obtaining regulatory approval. For example, the FDA and comparable foreign regulatory authorities have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell product candidates, and CAR T therapies, including assessing the comparability of different versions of such product candidates. In addition, approval policies, regulations, regulatory positions or the type and amount of clinical and other data necessary to gain approval may change during the course of a product candidate’s clinical development and throughout regulatory interactions, and may vary among jurisdictions, particularly for novel therapies. The EC has approved the MAA for Ebvallo as a monotherapy treatment for patients with EBV+ PTLD who have received at least one prior therapy under “exceptional circumstances,” which is a pathway under which marketing authorization is granted when “comprehensive data cannot be obtained even after authorization.” The MHRA and Swissmedic approved the marketing application for Ebvallo leveraging the EMA assessment. Under the exceptional circumstances marketing authorization, our commercial partner, Pierre Fabre, is subject to ongoing post-marketing obligations to continue confirmation of the benefits of Ebvallo. Continuation of the Ebvallo marketing authorization is subject to annual re-assessment. The annual re-assessment will determine whether the Ebvallo marketing authorization should be maintained, changed, or suspended, based on Pierre Fabre’s fulfillment of post-marketing obligations and the risk/benefit profile of Ebvallo. If we, or PIerre Fabre, do not satisfy the ongoing post-marketing obligations or the risk/benefit profile of Ebvallo is determined not to be acceptable based on new clinical or post-marketing data, the EC, MHRA, or Swissmedic may change or suspend the marketing approval for Ebvallo. It is possible Ebvallo (tabelecleucel) may not be approved in any other country other than those in which approval has been obtained.

Tab-cel could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or conduct of our clinical studies;
•
failure to demonstrate positive benefit/risk profile of the product candidate for its proposed indication;
•
failure to demonstrate the stability, safety, purity and potency of tab-cel;
•
failure of clinical sites to conduct the study in accordance with applicable regulatory requirements;
•
failure of clinical studies to meet the level of statistical significance required for approval;
•
disagreement with our interpretation of data from preclinical studies or clinical studies;
•
the insufficiency of data collected from clinical studies of tab-cel to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•
inability to reach agreement with the FDA or comparable foreign regulatory authorities on the methodologies for, and assessment of, comparability of different versions of tab-cel used in non-pivotal studies, pivotal studies and for intended commercial use;
•
failure to obtain approval of our manufacturing processes or facilities of third party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or

•
changes or inconsistencies in the requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for tab-cel, including changes to, or inconsistencies with, applicable industry practice or precedent; or
•
changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval or in positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities that have a negative impact on the potential approval of tab-cel.

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, we received a second Complete Response Letter from the FDA in January 2026 (Second Complete Response Letter) claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party manufacturing facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third-party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved.

Some clinical sites that participated in tabelecleucel studies will also undergo inspection, and the FDA may also choose to inspect us as the sponsor of these studies. The FDA ultimately may not approve the BLA for any of the reasons named above or other reasons. If the FDA does not approve the BLA, this could result in a considerable delay to a subsequent BLA submission or could lead us not to pursue a BLA submission at all. For example, the FDA may not approve the BLA based on adequacy of the study or data provided, including a concern that the current clinical dataset is insufficient. In this case, the conduct of an additional clinical trial or trials in the lead indication or completing the ongoing ALLELE study may be necessary to support a BLA approval for tab-cel. Conducting an additional clinical trial, if required, may prove too difficult or too expensive, and the process of designing a new clinical trial, enrolling enough patients, and completing treatment and data collection under the protocol could take a significant amount of time, effort, and resources. Even if we complete the clinical trial, the study may not meet its prespecified endpoints, and even if it does, the FDA may still disagree that the clinical trial is sufficient to support submission and approval of a BLA for tab-cel, or may consider that the data, while adequate for BLA approval, can support only a more limited indication than that for which we initially applied.

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

Tab-cel has been predominantly evaluated in single-center studies under investigator-sponsored investigational new drug (IND) applications held by MSK and in our Expanded Access Programs, utilizing different response criteria and endpoints from those we have used or may utilize in later clinical studies. These Phase 2 clinical studies with tab-cel also enrolled a heterogeneous group of patients with a variety of EBV-driven malignancies, including EBV+ PTLD after HCT and EBV+ PTLD after SOT. These Phase 2 studies were not prospectively designed to evaluate the efficacy of tab-cel in the treatment of a single disease state for which we may later seek approval. Findings from early studies may not be reproducible in late phase studies we conduct. For instance, the current protocol for our ALLELE study in EBV+ PTLD is designed to rule out a 20% ORR as the null hypothesis. This means that if the lower bound of the 95% confidence interval on ORR among patients receiving at least one dose of tab-cel exceeds 20% at the end of the study, then the study would be expected to meet the primary endpoint for the treatment of PTLD. Assuming enrollment of 33 patients in a cohort of ALLELE, an observed ORR above approximately 37% would be expected to meet the primary endpoint for that cohort. In addition, our amended ALLELE study protocol includes an interim analysis as well as a final study analysis. We have previously received feedback from the FDA that an interim analysis of the ALLELE study may not be sufficient to support approval of a BLA. Moreover, final study results may not be consistent with interim study results. Furthermore, modifications to the total sample size of the ALLELE study and the statistical approach may be necessary in connection with the review of the BLA by the FDA. For example, in January 2026 we received the Second Complete Response Letter claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.

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

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold was directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. Our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting material used in its production are affected by the compliance issues at the same third-party facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third-party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third-party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. In January 2026, we received the Second Complete Response Letter claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.

The FDA or comparable foreign regulatory authorities may also modify standards related to clinical trials, and these changes may limit, delay or prevent completion of clinical trials or use of clinical trial data. In the US, FDA officials stated that randomized clinical trials will generally be the standard for CAR T cell therapy. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Statements or other changes by the FDA or comparable foreign regulatory authorities may delay the commencement or completion of clinical studies and ultimately lead to the denial of regulatory approval of our product candidates.

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

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us, our partner and/or our partner's CMOs and CROs for any post-approval clinical studies that we conduct and for continued commercialization of the product. They also include any post-approval requirements or commitments imposed by the FDA or comparable foreign regulatory authorities as a condition of approval, and/or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. The FDA has increased scrutiny of product claims and, in 2025, issued a significant number of enforcement actions to companies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties. Further, promotion of products is currently an area of government scrutiny, and the applicable statutes, regulations and guidance and policies are complex, subject to changing interpretation, and subject to amendment.

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

The process of manufacturing cellular therapies is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing and distribution processes for any of our product and product candidates could result in reduced production yields, impact to key product quality attributes, and other supply disruptions. Product defects can also occur unexpectedly. If microbial, viral or other contamination is discovered in reagents or in our product and product candidates or in the manufacturing facilities in which our product or product candidates are made, these manufacturing facilities may need to be closed for an extended period of time to allow us to investigate and remedy the contamination. For example, we have been informed by a CMO of mold and other contamination in certain manufacturing suites related to the manufacture of finished Ebvallo and tab-cel product and intermediates at the CMO’s facility. We have had to, and may in the future need to, pause certain manufacturing activities at this CMO. We, through our commercialization partner, worked with the CMO to investigate and remediate contamination issues but can make no assurance regarding such remediation efforts. The FDA confirmed in the Second Complete Response Letter that it completed a follow-up inspection of the CMO facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. Because our T-cell immunotherapy product and product candidates are manufactured from cells collected from the blood of third party donors, the process of manufacturing is susceptible to the availability of the third party donor material. The process of developing products that can be commercialized may be particularly challenging, even if they otherwise prove to be safe and effective. The manufacture of these products and product candidates involves complex processes. Some of these processes require specialized equipment and highly skilled and trained personnel. The process of manufacturing these products and product candidates will be susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process, which can be weeks. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Viral contaminants may also arise in recombinant viral reagent production systems used to manufacture viral reagents which are used to manufacture product and product candidates. These types of contamination could result in delays in the manufacture of products which could result in delays in the development of our product candidates. Contamination could also increase the risk of adverse side effects. Furthermore, our allogeneic product ultimately consist of intermediates from individual donors, each with a different HLA profile. As a result, the selection and distribution of the appropriate cell product lot for therapeutic use in a patient requires close coordination between clinical operations, supply chain and quality assurance personnel.

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

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our partners' CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and cGTP. Our, or our partners', failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third-party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and the ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. We also may encounter problems with the following:

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

In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third-party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. To meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of tab-cel, product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability and/or non-inferiority of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third-party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third-party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third-party manufacturer in addressing the compliance issues and in May 2025, the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved.

We are dependent on Pierre Fabre for the development, manufacturing and commercialization of tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide, including the United States. The failure of Pierre Fabre to meet its contractual, regulatory or other obligations could adversely affect our business and our obligations under the HCRx Agreement.

We have entered into the A&R Commercialization Agreement for tab-cel (Ebvallo in the EEA, Switzerland and the UK) worldwide for EBV-positive cancers and throughout 2025, we completed the transfer of substantially all responsibility for tab-cel to Pierre Fabre. As a result, we are entirely dependent on Pierre Fabre for development, manufacturing, marketing and commercialization, including negotiation of pricing and reimbursement, of tab-cel. The timing and amount of any milestone and royalty payments we may receive under the A&R Commercialization Agreement, as well as the commercial success of tab-cel, will depend on, among other things, the efforts, allocation of resources, negotiation of pricing and reimbursement and successful development, manufacture and commercialization of tab-cel by Pierre Fabre.

Under the terms of the A&R Commercialization Agreement, Pierre Fabre is responsible for all regulatory activities, including obtaining and maintaining all regulatory approvals for tab-cel, including in the US following transfer of the sponsorship of the tab-cel BLA to Pierre Fabre in October 2025. We will depend on Pierre Fabre to comply with numerous and varying regulatory requirements governing, if and when applicable, the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. We do not control the individual efforts of Pierre Fabre and have limited ability to terminate the A&R Commercialization Agreement if Pierre Fabre does not perform as expected. The failure of Pierre Fabre to devote sufficient time and effort to obtain regulatory approvals, including in the US, comply with regulatory requirements, and maintain the US BLA (if approved), the EEA, Switzerland and UK marketing authorizations and other regulatory approvals and/or to meet their obligations to us, could have an adverse impact on our financial results and operations, and our obligations under the HCRx Agreement with respect to the Initial Territory.

We also depend on Pierre Fabre to comply with all applicable laws relative to the development, manufacture and commercialization of tab-cel in the Territory. The failure of Pierre Fabre to devote sufficient time and effort to the development, manufacture and commercialization of tab-cel; to obtain regulatory approvals, including in the US; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Pierre Fabre violates, or are alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the A&R Commercialization Agreement or ancillary agreements, could have a material adverse effect on our financial position, and our obligations under the HCRx Agreement with respect to the Initial Territory, by reducing or eliminating our right to receive fees, milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with the development, manufacture, and commercialization of tab-cel. Alternatively, we may attempt to identify and transact with a new commercialization partner, but there can be no assurance that we would be able to identify a suitable partner or transact on terms similar to the A&R Commercialization Agreement or that are favorable to us.

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and due to subsequent legislation, will stay in effect through the first eleven months of the fiscal year 2032 sequestration order (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic). In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been judicial and congressional challenges to numerous elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments. Further, the Inflation Reduction Act (IRA), signed into law in August 2022, extended the provision of enhanced subsidies for individuals purchasing health coverage through the ACA marketplace. The enhanced subsidies expired on December 31, 2025, but remain the subject of Congressional debate. In the future, there may be additional challenges and/or amendments to the ACA. It is unclear how future litigation and the healthcare reform measures of future presidential administrations will impact the ACA and our business.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Consolidated Appropriations Act of 2021 included several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of Health and Human Services, Labor, and the Treasury. Additionally, the IRA allows Medicare to: establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. Centers for Medicare and Medicaid (CMS) continues to take steps to implement the IRA, including, most notably: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. In January 2026, the White House released information on the “Great Healthcare Plan.” This plan would codify most-favored nation drug pricing, expand access to over-the-counter pharmaceuticals, increase transparency requirements for health insurers, cut payments to pharmacy benefit managers, and expand the use of health savings accounts. President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing and has suggested that it may impose significant tariffs on pharmaceuticals if such pricing is not implemented. Over a dozen large pharmaceutical manufacturers have entered into agreements with the Trump Administration to offer lower prices for their drugs. In November 2025, CMS announced a new voluntary payment initiative, the GENErating cost Reductions for U.S. Medicaid Model (GENEROUS) Model, where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. In December 2025, the Trump Administration released Proposed Rules for two new mandatory models: the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Models, which would impose international benchmarks for certain drugs covered by Medicare Part B and Medicare Part D, respectively.

Other recent administrative actions may affect our partner's upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, in September 2024, the CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as "covered outpatient drug" and "market date"; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The Pilot is intended to become effective January 1, 2026, but implementation has been paused due to ongoing litigation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

There are currently seven autologous CAR T therapies approved in the U.S. and/or EU: Novartis’ Kymriah®(tisagenlecleucel), Gilead/Kite’s Yescarta® (axicabtagene ciloleucel) and TecartusTM (brexucabtagene autoleucel) and Bristol-Myers Squibb’s Breyanzi® (lisocabtagene maraleucel) and Abecma (idecabtagene vicleucel) with 2seventy bio, Johnson & Johnson and Legend Biotech’s CarvyktiTM (ciltacabtagene autoleucel) and Aucatzyl® (obecabtagene autoleucel) with Autolus. There are many CAR-mediated cell therapies in development, and, although the majority are autologous, they also include allogeneic and off-the-shelf cell therapies. There are multiple allogeneic CAR platforms being developed with differences in approaches to minimize instances of donor cells recognizing the patient’s body as foreign or rejection of the donor cells by the patient’s body. These approaches include the use of gene-editing to remove or inhibit the TCR and the use of cell types without a TCR. The majority of clinical stage allogeneic CAR programs utilize alpha beta T cells as the cell type and gene editing of the T-cell receptor and HLA as the preferred technology approach, however, other strategies are also in development such as Gamma Delta T cells and NK cells. It is possible that some of these other approaches will have more favorable characteristics than the approach we utilize, which would result in them being favored by potential partners or customers over our products. Depending on the diseases (such as autoimmune diseases) that we target in the future, we may face competition from both autologous and allogeneic CAR T therapies and other modalities (e.g., small molecules, antibodies, bispecifics) in the indication of interest.

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

As of December 31, 2025, we had 14 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2024 through December 31, 2025, the reported sale price of our common stock has fluctuated between $5.01 and $39.50 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

General Risk Factors

Our future success depends on our ability to retain and motivate our executive officers and qualified personnel.

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

Our success depends on our ability to retain, manage and motivate our employees. Although we enter into employment agreements or offer letters with our employees, these documents provide for “at-will” employment, which means that any of our employees could leave our employment at any time, with or without notice. Competition for skilled personnel in our industry and geographic regions is intense and may limit our ability to retain qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction in force by approximately 25%. In January 2025, we announced another reduction in force by approximately 50%. In March 2025, we further reduced our workforce by approximately 50%. In May 2025, we completed an additional reduction in force of approximately 30% of total workforce. In October 2025, we announced a further reduction in force of approximately 30% of total workforce, retaining approximately 15 employees essential to advancing our strategic priorities. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

For example, several laws and regulations such as the EU General Data Protection Regulation (EU) 2016/679 (EU GDPR) impose strict requirements on in-scope organizations regarding the processing of personal information (i.e., data which identifies an individual or from which an individual is identifiable) of individuals (or data subjects). The EU GDPR governs the collection, use, disclosure, transfer and other processing of personal information and has direct effect in all EU Member States and extraterritorial effect, including, for example, where organizations outside of the European Economic Area (EEA) process personal information of individuals in the EEA in relation to the offering of goods or services to those individuals or the monitoring of their behavior. The UK has implemented the EU GDPR into its national law by virtue of section 3 of the European Union (Withdrawal) Act as the UK GDPR (together, the UK GDPR and the EU GDPR, the GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 (as amended by the UK Data (Use and Access) Act 2025). As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK, we are processing personal information in the context of an establishment in an EU Member State or the UK or we are processing personal information in relation to the offering of goods or services to individuals in the EEA or the UK or monitoring their behavior.

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of or access to personal information); (iii) limitations on retention and the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to: (x) supervisory authorities without undue delay (and no later than 72 hours where feasible) after becoming aware of the breach, unless the breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and/or (y) concerned individuals where the breach is likely to result in a high risk to their rights and freedoms without undue delay; (vi) requirements to process personal information lawfully including specific requirements for obtaining valid consent from data subjects where consent is the lawful basis for processing; (vii) obligations to consider data protection as any new products or services are developed and designed; and (viii) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects(such as clinical trial subjects and investigators) regarding processing of their personal information. The GDPR also provides that EU Member States and the UK (as applicable) may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal information subject to the GDPR, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

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

Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements, potential significant fines for non-compliance of up to the greater of €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or 4% of consolidated annual global turnover and restrictions or prohibitions on the processing of personal information. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal information to a level of security appropriate to the risk; (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and (iii) the EU Network and Information Systems 2 Directive (NISD2). Under the NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, including, for example, entities carrying out research and development activities of medicinal products. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

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

Numerous state laws are also designed to address privacy and information security issues, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. While some of these laws may include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. For example, the California Consumer Protection Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business' failure to implement and maintain reasonable security procedures, for data breaches which is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards state privacy, data protection and data security legislation in the U.S., as well as enhanced scrutiny on international data flows, which could increase our potential liability and adversely affect our business. Certain states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data. For instance, Washington State's “My Health My Data" Act regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status.” Other states, such as Connecticut, Nevada, and Maryland have also enacted privacy legislation with particular provisions for consumer health data, and additional states may adopt health-specific privacy requirements that could impact our business activities depending on how they are interpreted.

The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive practices, and has used this authority to initiate enforcement actions against companies that it alleges implemented inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information.

Lawmakers and regulatory bodies at the federal level have been considering more detailed regulation regarding these subjects and the privacy and security of personal information. For example, the FTC finalized changes to the Health Breach Notification in May 2024. Additionally, in 2025, OCR issued a Notice of Proposed Rulemaking which proposed a number of changes to HIPAA Security Rule.

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

We are subject to income and non-income based taxes in the U.S. and various jurisdictions outside the U.S. Our business and financial condition could be adversely affected by changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, changes in accounting principles, applicability of withholding taxes, and changes to our business operations. For example, U.S. legislation such as the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), and the American Rescue Act and the One Big Beautiful Bill Act (OBBBA), made significant changes to the corporate tax rate, the potential realization of net deferred tax assets relating to our operations, taxation of foreign earnings, and deductibility of expenses, and could have a material impact on our financial position or results of operations.

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

As of December 31, 20254, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent states will conform to all or portions of the Tax Act and the CARES Act.

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

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. In February 2025 HHS ended a longstanding commitment to voluntarily comply with notice and comment requirements, even when not required by statute, which could further contribute to rapid changes in policy without opportunity for public input. Additionally, federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our or our partner's ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

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

Following our monitoring, we adjust, implement and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our leadership team, to manage any identified risks and mitigation process. As part of our overall cyber security framework, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our information technology (IT) department and management. Personnel at all levels and departments are made aware of our cybersecurity policies through ongoing training.

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

Governance

The Audit Committee of the Board of Directors is responsible for the primary oversight of our information security programs, including relating to cybersecurity. The Audit Committee receives status updates on at least a semi-annual basis from our IT team on, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our security program, and our views of the emerging threat landscape. The Chair of the Audit Committee regularly reports to the Board on cybersecurity risks and other matters reviewed by the Audit Committee. In addition, all Board members have access to the materials for each Audit Committee meeting.

Our IT team is responsible for the oversight of our cybersecurity risks. We have implemented a security incident response plan and use this incident response framework as part of the process we employ to keep the Audit Committee and our executive management informed about cybersecurity risks and to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The plan is a set of procedures and tasks that our incident response team, under the direction of our leadership team, executes with the goal of ensuring timely identification and appropriate resolution of cybersecurity incidents. In addition, we validate compliance with our internal data security controls through the use of security monitoring tools.

Item 2. Properties

Our corporate headquarters are located in Thousand Oaks, California (ARC) and consists of approximately 12,750 square feet of office, lab and warehouse space under a lease agreement that expires in February 2032.

The initial 10.5-year term of the ARC lease commenced in August 2021. In August 2025, we entered into an amendment to the ARC lease which reduced our square footage to 12,750 square feet and terminated our option to extend the lease.

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

On March 3, 2026, there were 5 stockholders of record of our common stock. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders.

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

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel) has received marketing authorization approval (MAA) under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV- associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases.

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement (ii) a Pharmacovigilance Agreement (iii) and a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price mark up on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we entered into the HCRx Agreement with HCR Molag Fund L.P. (HCRx,) a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration

(FDA) and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third-party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31 million in exchange for the right to receive an additional $15 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We had non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year, with CROs and CMOs. In March 2025, the CMO agreements were assigned to Pierre Fabre as part of the A&R Commercialization Agreement Amendment, and we have been relieved of our obligations under the CMO agreements as of June 30, 2025. In July 2025, the CRO agreements were assigned to Pierre Fabre and we have been relieved of our obligations under the CRO agreements.

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force of approximately 30% of our workforce at that time. This workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of December 31, 2025, there are no remaining payments for the November 2023 reduction in force. All of the costs were cash expenditures and represent one-time termination benefits.

In January 2024, we announced a reduction in force at that time of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which were paid from February 2024 through January 2025. As of December 31, 2025, there are no remaining payments for the January 2024 reduction in force. The majority of the associated costs were cash expenditures and primarily represented one-time termination benefits.

In January 2025, we announced another reduction in force at that time of approximately 50%. We recognized approximately $7.2 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.5 million of further separation payments and benefits are required for the January 2025 reduction in force. The associated costs represent cash expenditures and primarily represent one-time termination benefits.

In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter only cited findings that arose during a pre-license inspection of a third-party manufacturing facility for tab-cel. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel. Additionally, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. In May 2025, the FDA notified us that we have satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds. In May 2025, we aligned with the FDA on a plan to address the issues raised by the FDA in the Response Letter and the path forward for resubmission of the tab-cel BLA at a Type A meeting. In July 2025, we resubmitted, and the FDA accepted, the tab-cel BLA. In January 2026, the FDA issued a second Complete Response Letter (Second Complete Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA has granted, a Type A meeting to address the FDA's concerns in the Second Complete Response Letter. We anticipate providing a regulatory update in the second quarter of 2026.

In March 2025, we announced a further reduction in force at that time of approximately 50%. We recognized approximately $2.8 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.1 million of further separation payments and benefits are required for the March 2025 reduction in force. The associated costs represent cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force at that time of approximately 30%. We recognized approximately $1.4 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the second half of 2025. As of December 31, 2025, no further separation payments and benefits are required for the May 2025 reduction in force.

In October 2025, we announced a further reduction in force of approximately 30% of total workforce, retaining approximately 15 employees essential to advancing our strategic priorities. We recognized approximately $1.2 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. As of December 31, 2025, approximately $0.3 million of further separation payments and benefits are required for the October 2025 reduction in force. The associated costs are cash expenditures and primarily represent one-time termination benefits.

Legislative and Regulatory Developments

On July 4, 2025, President Trump signed the tax law referred to as One Big Beautiful Bill Act (“OBBBA”). OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.

In March 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted. Among other provisions, ARPA expanded the scope of Internal Revenue Code Section 162(m) by increasing the number of covered employees subject to the $1 million limitation on the deductibility of compensation, effective for taxable years beginning after December 31, 2026. The Company evaluated the impact of this provision, including its potential effect on the deductibility of executive compensation and related deferred tax balances. Based on this evaluation, the Company concluded that the enactment of ARPA did not have a material impact on its income tax provision.

Review of Strategic Alternatives

Our board of directors regularly reviews our strategic plan, priorities, and opportunities as part of its commitment to act in the best interest of the Company and its stockholders. In January 2025, we announced that we had previously engaged a well-known financial advisor to support the assessment of opportunities to advance and realize value from our CAR T assets, for which we announced in March 2025 that we paused development. The advisor’s scope was expanded to include a wider range of additional strategic alternatives designed to maximize value for our stockholders, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. Through this process, we were in active discussions with several potential parties. However, there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative or transaction or that any strategic alternative or transaction, if pursued, will not be completed on attractive terms, or that a strategic alternative or transaction may not ultimately be consummated. Our board of directors continues to evaluate potential strategic transactions.

Financial Overview

We have a limited operating history. Since our inception in 2012, we have devoted substantially all of our resources to identify, acquire and develop our product candidates, including conducting preclinical and clinical studies, acquiring or manufacturing materials for clinical studies, and providing general and administrative support for these operations.

Our net income (loss) was $32.7 million and $(85.4) million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of December 31, 2025, our cash, cash equivalents and short-term investments totaled $8.5 million, which we intend to use to fund our operations.

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

•
the scope, rate of progress, and expenses of research and development activities;
•
the potential review or reanalysis of our clinical study results;
•
future clinical study results;
•
the availability of qualified drug supply;
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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in U.S. states and foreign jurisdictions. Our effective tax rate was 0.1% and 0% for the years ended December 31, 2025 and 2024, respectively.

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

Certain judgments affect the application of our revenue recognition policy. For example, we record short-term and long-term deferred revenue based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months, and long-term deferred revenue consists of amounts that we expect will be recognized after the next 12 months. As of December 31, 2025, this estimate is based on our forecasted regulatory operating plan. If the duration or the scope of the tab-cel regulatory activities change in the future, we may recognize a different amount of deferred revenue over the next 12-month period.

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

For the years ended December 31, 2025 and 2024, there were no material changes from our estimates of accrued research and development expenses. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates of accrued research and development expenses. However, if actual results are not consistent with our estimates, we may be exposed to changes in accrued research and development expenses that could be material or the accrued research and development expenses reported in our financial statements may not be representative of the actual economic cost of accrued research and development.

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

Accounting for Income Taxes

See Note 11 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of our income tax expense, if any, as well as the temporary differences that exist as of December 31, 2025.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. We recorded a valuation allowance of approximately $355.0 million as of December 31, 2025 related primarily to net operating loss carryforwards, and capitalized research expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Revenues

Revenue consisted of the following in the periods presented:

	Year ended December 31,
	2025	2024	(Decrease)
	(in thousands)
Commercialization revenue	$120,772	$128,940	$(8,168)

Commercialization revenues were $120.8 million in 2025 as compared to $128.9 million in 2024. The decrease in 2025 was primarily due to a year-over-year reduction in revenue from transition activities after tab-cel manufacturing and clinical activities transitioned to Pierre Fabre in March and July 2025 respectively; the decrease was partially offset by an increase in revenue from the sale of inventory to Pierre Fabre and higher deferred revenue recognized in 2025 following the transition of manufacturing activities to Pierre Fabre in March 2025.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Year ended December 31,
	2025	2024	Increase
	(in thousands)
Cost of commercialization revenue	$21,212	$21,009	$203

Costs of commercialization revenues were $21.2 million in 2025 compared to $21.0 million in 2024. The 2025 cost reflects the cost of the inventory sold to Pierre Fabre on March 31, 2025, according to the A&R Commercialization Agreement, as amended, while the 2024 costs primarily includes expenses recognized associated with adjustments to reflect inventory at net realizable value.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented (certain items have been reclassified in prior periods for consistency in presentation):

	Year ended December 31,
	2025	2024	(Decrease)
	(in thousands)
Technical operations and quality expenses	$21,863	$92,514	$(70,651)
Medical and safety expenses	9,755	44,142	(34,387)
Regulatory expenses	5,827	14,827	(9,000)
Total research and development expenses	$37,445	$151,483	$(114,038)

Technical operations and quality expenses were $21.9 million in 2025 as compared to $92.5 million in 2024. The decrease in 2025 was primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025, reduced headcount following the January, March and May 2025 reductions in force and pause of research and development of the CAR T programs as of March 2025.

Medical and safety expenses were $9.8 million in 2025 as compared to $44.1 million in 2024. The decrease in 2025 was primarily due to reduced headcount following the January, March and May 2025 reductions in force, the transition of tab-cel development activities to Pierre Fabre as of July 14, 2025 and termination of the ATA3219 phase 1 trials in NHL and lupus after the decision to pause research and development for CAR T assets in March 2025.

Regulatory and quality expense were $5.8 million in 2025 as compared to $14.8 million in 2024. The decrease in 2025 was primarily due to reduced headcount following the January, March and May 2025 reductions in force.

General and administrative expenses

General and administrative expenses for the periods indicated were as follows:

	Year ended December 31,
	2025	2024	(Decrease)
	(in thousands)
General and administrative expenses	$26,253	$39,886	$(13,633)

General and administrative expenses were $26.3 million in 2025 as compared to $39.9 million in 2024. The decrease in 2025 was primarily due to reduced headcount following the January, March and May 2025 reductions in force.

Other income (expense), net

	Year ended December 31,
	2025	2024	Increase (Decrease)
	(in thousands)
Interest income	$683	$2,110	$(1,427)
Interest expense	(3,792)	(4,615)	823
Other income (expense), net	(34)	528	(562)
Total other income (expense), net	$(3,143)	$(1,977)	$(1,166)

Interest income was $0.7 million in 2025, as compared to $2.1 million in 2024. The decrease in 2025 was primarily driven by lower balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $3.8 million in 2025 and $4.6 million in 2024. The decrease in 2025 was primarily due to decreased interest expense recognized on the liability related to the sale of future revenues under the HCRx Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2012, we have funded our operations primarily through the issuance of common and preferred stock, issuance of pre-funded warrants to purchase common stock, upfront fees and milestone payments from the Bayer License Agreement and the A&R Commercialization Agreement and the sale of our ATOM Facility to FDB in 2022.

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

During the year ended December 31, 2025, we sold an aggregate of 124,434 shares of common stock under the 2023 ATM Facility, at an average price of $12.21 per share, for net proceeds of $1.5 million, after deducting commission expenses payable by us.

As of December 31, 2025, we had $87.2 million of common stock remaining and available to be sold under the 2023 ATM Facility, which, following the filing of this Form 10-K, will be subject to the limitations under General Instruction I.B.6 to Form S-3 discussed below. Subsequent to December 31, 2025, we sold an aggregate of 493,117 shares of our common stock under the 2023 ATM Facility, at an average price of $6.08 per share, for net proceeds of $3.0 million, after deducting commission expenses payable by us.

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

As of the date of this Form 10-K, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash, cash equivalents and short-term investments balances as of the dates indicated were as follows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$8,482	$25,030
Short-term investments	—	17,466
Total cash, cash equivalents and short-term investments	$8,482	$42,496

Contractual Obligations and Commitments

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the right-of-use asset to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized an acceleration of amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The lease liability for the Thousand Oaks office remains on our balance sheet.

In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at the Atara Research Center (ARC). During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. In March 2025, we announced a pause on our CAR T research and development activities and initiated the wind-down of the ARC facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. In April 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss). In August 2025, we executed an amendment to the ARC lease that reduced our leased premises to 12,750 square feet and terminated our option to extend the lease. We determined that this amendment constituted a triggering event resulting in a partial lease termination modification. For the year ended December 31, 2025, we recorded a non-cash reduction of $3.4 million to the right-of-use asset to reflect the decrease in the asset’s value following the lease modification. The modification also reduced the related lease liability, generating a $6.0 million gain. Overall, these changes resulted in a net gain of $2.6 million within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss). The remaining right-of-use asset and lease liability associated with the ARC facility continue to be reflected on our balance sheet.

In February 2017, we entered into a lease agreement (the ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California (the ATOM Facility). The initial 15-year term of the headlease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the right-of-use asset and lease liability for the ATOM Facility remain on our balance sheet. Given the continued use of the ATOM lease by another party, we did not consider there to be a trigger for valuation considerations following our restructuring activities. See Note 7 – “Leases” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for further information on our lease obligations.

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added right-of-use assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we were relieved of our primary obligations under the Fujifilm MSA. Therefore, the right-of-use assets and lease liabilities for the processing rooms and the freezers have been removed from our consolidated balance sheet as of June 30, 2025.

Additionally, in 2021, we entered into an amended lease agreement (Aurora Lease) for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the Aurora Lease to extend the term to April 2025. The lease agreement expired on April 30, 2025, and the right-of-use asset and lease liability for the Aurora Lease are no longer on our balance sheet.

We originally leased office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we were required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expired in May 2025. At the expiration of the lease in May 2025 our right-of-use asset and lease liability for the South San Francisco office were removed from our balance sheet and the requirement to maintain a letter of credit was released.

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

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,940)	$(68,717)
Investing activities	18,148	8,624
Financing activities	16,098	59,282
Net decrease in cash, cash equivalents and restricted cash	$(16,694)	$(811)

Operating activities

Net cash used in operating activities was $50.9 million in 2025 as compared to $68.7 million in 2024. The decrease of $17.8 million was primarily due to lower cash operating expenses in 2025 as compared to 2024, primarily due to lower compensation-related costs resulting from lower headcount driven by January, March and May 2025 reductions in force, as well as transition of tab-cel manufacturing activities to Pierre Fabre in March 2025.

Investing activities

Net cash provided by investing activities in 2025 consisted of $25.1 million received from maturities and sales of available-for-sale securities and $0.9 million in sales of property and equipment, partially offset by $7.9 million used to purchase available-for-sale securities.

Net cash provided by investing activities in 2024 consisted primarily of $28.5 million received from maturities and sales of available-for-sale securities, partially offset by $19.7 million used to purchase available-for-sale securities and $0.2 million in purchases of property and equipment.

Financing activities

Net cash provided by financing activities in 2025 consisted primarily of $14.8 million of net proceeds from sale of common stock and pre-funded warrants in underwritten registered direct offering, and $1.5 million of net proceeds from 2023 ATM facility.

Net cash provided by financing activities in 2024 consisted primarily of $50.6 million from sale of common stock and pre-funded warrants in registered direct offerings and $9.3 million of net proceeds from ATM facilities.

Operating Capital Requirements and Plan of Operations

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

Our existing cash, cash equivalents and short-term investments as of December 31, 2025 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, we had total cash, cash equivalents and short-term investments of $8.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decrease in value if market interest rates increase, which could result in a realized loss if we are forced to sell an investment before its scheduled maturity. We currently do not hedge our interest rate risk exposure. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate change in interest rates of 100 basis points would not result in a material change in the fair market value of our portfolio.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atara Biotherapeutics, Inc. and subsidiaries (the "Company" or “Atara”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s negative cash flow from operations and losses from operations raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During 2021, the Company entered into a Commercialization Agreement with Pierre Fabre. Under the terms of the agreement, the Company granted Pierre Fabre a license to commercialize and distribute Ebvallo in an initial territory and became responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services. In 2022, the Company entered into an

Amendment Agreement to the Pierre Fabre Commercialization Agreement (the “PF Amendment No. 1”). Under the terms of the PF Amendment No. 1, Atara became entitled to an additional milestone payment in exchange for, among other things, a reduction in: (i) royalties Atara is eligible to receive, and (ii) the price mark up on supply purchased by Pierre Fabre. Additionally, Atara also agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In 2023, the Company entered into an amended and restated Pierre Fabre Commercialization Agreement (the “A&R Commercialization Agreement”). Under the terms of the A&R Commercialization Agreement, the Company granted Pierre Fabre an expanded license to commercialize and distribute Ebvallo in all other countries in the world and remained responsible for manufacturing and supplying Ebvallo to Pierre Fabre, along with related cell selection services until transfer of responsibility to Pierre Fabre.

In 2024, the Company entered into an agreement with Pierre Fabre to sell certain intermediates used in the manufacture of Ebvallo for $15.5 million.

In March 2025, the Company transferred all process science services and manufacturing responsibilities to Pierre Fabre. In July 2025, the Company further amended the A&R Commercialization Agreement and completed the transfer of all development, clinical (including sponsorship of the ALLELE and tab-cel multi-cohort study) and safety activities for tab-cel to Pierre Fabre. In October 2025, Atara further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. In December 2025, the Company further amended the A&R Commercialization Agreement agreeing to reduce the milestone payment due upon BLA approval of tab-cel to $31 million in exchange for the right to receive an additional $15 million potential milestone payment upon achieving a certain commercial milestone.

The Company recognizes revenue on the commercialization agreements with Pierre Fabre as they satisfy their performance obligations and when the customer obtains control of the promised goods or services. The revenue related to the commercialization agreements with Pierre Fabre is recognized within commercialization revenue within the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2025, the Company recognized $120.8M of commercialization revenue and deferred revenue amounted to $0.7M, which is included in current liabilities.

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

March 16, 2026

We have served as the Company’s auditor since 2013.

Atara Biotherapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,482	$25,030
Short-term investments	—	17,466
Restricted cash	—	146
Accounts receivable	1,253	1,482
Inventories	—	10,655
Other current assets	2,477	10,115
Total current assets	12,212	64,894
Property and equipment, net	73	1,294
Operating lease assets	7,064	39,807
Other assets	886	3,103
Total assets	$20,235	$109,098

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$127	$4,367
Accrued compensation	1,271	6,589
Accrued research and development expenses	82	7,984
Deferred revenue	716	95,092
Liability related to the sale of future revenues – current portion	9,750	382
Other current liabilities	2,976	20,160
Total current liabilities	14,922	134,574
Operating lease liabilities – long-term	9,347	29,914
Liability related to the sale of future revenues – long-term	32,673	38,624
Other long-term liabilities	1,795	3,269
Total liabilities	58,737	206,381

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of December 31, 2025 and 2024, respectively; 7,324 and 5,859 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	1,983,361	1,957,261
Accumulated other comprehensive income	1	8
Accumulated deficit	(2,021,865)	(2,054,553)
Total stockholders’ equity (deficit)	(38,502)	(97,283)
Total liabilities and stockholders’ equity (deficit)	$20,235	$109,098

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Commercialization revenue	$120,772	$128,940
Total revenue	120,772	128,940
Costs and operating expenses:
Cost of commercialization revenue	21,212	21,009
Research and development expenses	37,445	151,483
General and administrative expenses	26,253	39,886
Total costs and operating expenses	84,910	212,378
Income (loss) from operations	35,862	(83,438)
Other income (expense), net:
Interest income	683	2,110
Interest expense	(3,792)	(4,615)
Other income (expense), net:	(34)	528
Total other income (expense), net	(3,143)	(1,977)
Income (loss) before provision for (benefit from) income taxes	32,719	(85,415)
Provision for (benefit from) income taxes	31	(12)
Net income (loss)	$32,688	$(85,403)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(7)	212
Comprehensive income (loss)	$32,681	$(85,191)

Basis earnings (loss) per common share	$2.61	$(11.41)
Diluted earnings (loss) per common share	$2.57	$(11.41)

Basic weighted-average shares outstanding	12,544	7,488
Diluted weighted-average shares outstanding	12,718	7,488

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January, 1 2024	4,258	$—	$1,870,123	$(204)	$(1,969,150)	$(99,231)
Issuance of common stock and pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $397	759	1	50,602	—	—	50,603
Issuance of common stock through ATM facilities, net of commissions and offering costs of $168	493	—	9,312	—	—	9,312
Exercise of pre-funded warrants	9	—	—	—	—	-
RSU settlements, net of shares withheld	314	—	(7)	—	—	(7)
Issuance of common stock pursuant to employee stock awards	26	—	230	—	—	230
Stock-based compensation expense	—	—	27,001	—	—	27,001
Net loss	—	—	—	—	(85,403)	(85,403)
Unrealized gain (loss) on available-for-sale securities	—	—	—	212	—	212
Balance as of December 31, 2024	5,859	1	1,957,261	8	(2,054,553)	(97,283)
Issuance of common stock and pre-funded warrants to purchase common stock through a registered direct offering, net of offering costs of $522	834	—	14,843	—	—	14,843
Issuance of common stock through ATM facilities, net of commissions and offering costs of $48	125	—	1,471	—	—	1,471
Exercise of pre-funded warrants	49	—	—	—	—	-
RSU settlements, net of shares withheld	453	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	4	—	35	—	—	35
Stock-based compensation expense	—	—	9,752	—	—	9,752
Net income	—	—	—	—	32,688	32,688
Unrealized gain (loss) on available-for-sale securities	—	—	—	(7)	—	(7)
Balance as of December 31, 2025	7,324	$1	$1,983,361	$1	$(2,021,865)	$(38,502)

See accompanying notes to the consolidated financial statements.

Atara Biotherapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net income (loss)	$32,688	$(85,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	9,752	27,001
Non-cash operating lease expense	4,996	12,126
Depreciation and amortization expense	2,116	5,051
Accretion of liability related to sale of future revenues	3,578	4,109
Amortization (accretion) of investment premiums (discounts)	259	(240)
Loss on impairment of lease right-of-use asset	4,130	—
Gain on derecognition of lease liabilities upon contract assignment	(3,818)	—
Other non-cash items, net	94	(402)
Changes in operating assets and liabilities:
Accounts receivable	229	32,626
Inventories	10,655	(4,434)
Other current assets	6,170	(1,227)
Other assets	15	19
Accounts payable	(4,240)	687
Accrued compensation	(5,318)	(4,930)
Accrued research and development expenses	(7,902)	(9,380)
Other current liabilities	(4,516)	(12,504)
Deferred revenue	(94,376)	(20,303)
Operating lease liabilities	(5,453)	(11,051)
Other long-term liabilities	1	(462)
Net cash used in operating activities	(50,940)	(68,717)
Investing activities
Purchases of short-term investments	(7,885)	(19,665)
Proceeds from maturities and sales of short-term investments	25,085	28,535
Purchases of property and equipment	—	(246)
Proceeds from sale of property and equipment	948	—
Net cash provided by investing activities	18,148	8,624
Financing activities
Proceeds from sale of common stock and pre-funded warrants in registered direct offerings, net	14,843	50,603
Proceeds from issuance of common stock through ATM facilities, net	1,471	9,348
Proceeds from employee stock awards	35	230
Principal payments on finance lease obligations	(250)	(892)
Other financing activities, net	(1)	(7)
Net cash provided by financing activities	16,098	59,282
Decrease in cash, cash equivalents and restricted cash	(16,694)	(811)
Cash, cash equivalents and restricted cash at beginning of period	25,176	25,987
Cash, cash equivalents and restricted cash at end of period	$8,482	$25,176
Supplemental cash flow disclosure
Cash paid for interest	$286	$685
Cash paid for income taxes	$190	$24

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

Our most advanced T-cell immunotherapy program, tab-cel®(tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information.

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

We have executed various strategic reductions in force over the past several years. In November 2023, we announced a reduction in force that reduced our workforce at that time by approximately 30%. We recognized $6.7 million in total for severance and related benefits for employees laid off under the reduction in force. These charges were one-time termination benefits and were all cash charges.

In January 2024, we announced a reduction in force at that time of approximately 25%. We recognized $5.1 million in total for severance and related benefits for employees laid off under the reduction in force. The majority of the associated costs were cash expenditures and primarily one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of our total force at that time. We recognized approximately $7.2 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.5 million of further separation payments and benefits are required for the January 2025 reduction in force. The associated costs represent cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce at that time. The workforce reduction included total restructuring charges of $2.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.1 million of further separation payments and benefits are required for the March 2025 reduction in force. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force of approximately 30% of total workforce at that time. The workforce reduction included total restructuring charges of $1.4 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the second half of 2025. As of December 31, 2025, no further separation payments and benefits are required for the May 2025 reduction in force. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits.

In October 2025, we announced a further reduction in force of approximately 30% of total workforce, retaining approximately 15 employees essential to advancing our strategic priorities. We recognized approximately $1.2 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. As of December 31, 2025, approximately $0.3 million of further separation payments and benefits are required for the October 2025 reduction in force. The associated costs are cash expenditures and primarily represent one-time termination benefits.

Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated balance sheets and the notes to consolidated financial statements.

2.
Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Atara and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing therapeutics. Our President & Chief Executive Officer, who is our chief operating decision maker (CODM), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The CODM assesses performance for the business and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss). The CODM uses net income (loss) to monitor expenditures and budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following tables represent information provided to the chief operating decision maker (certain items have been reclassified in prior periods for consistency in presentation):

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$120,772	$128,940
Less:
Cost of commercialization revenue	21,212	21,009
Technical operations and quality expenses	21,863	92,514
Medical and safety expenses	9,755	44,142
Regulatory expenses	5,827	14,827
General and administrative expense	26,253	39,886
Other segment items*	3,174	1,965
Net income (loss)	$32,688	$(85,403)

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization and collaboration revenue recognized in 2025 and 2024 related to our agreements with Pierre Fabre, a French company.

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

June 2024 Reverse Stock Split

At our annual meeting of stockholders held on June 10, 2024, our stockholders approved a proposal to authorize our Board of Directors (Board) to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on June 10, 2024 and, on June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. All equity related information including per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

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

Going Concern

The Company has experienced negative cash flows from operations and with the exception of the year ended December 31, 2025, have also incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of December 31, 2025, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 10; issuance of debt; and/or execution of strategic transactions. We may need to raise additional funding as required based on the status of our candidate program and our projected cash flows. Even though we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities for our product candidate, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Currency Translation

Transactions and monetary assets and liabilities that are denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the transaction date and as of each balance sheet date, respectively, with gains or losses on foreign exchange changes recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency-denominated monetary assets and liabilities as of December 31, 2025 were not material.

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

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity, which are recorded to interest income in the consolidated statements of operations and comprehensive income (loss).

Changes in the fair value of available-for-sale securities impact the consolidated statements of operations and comprehensive income (loss) only when such securities are sold, if an allowance for credit losses is recognized or if an impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is impaired, which would require us to record an allowance for credit losses or impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, our intent to sell or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the financial condition of the issuer and any changes thereto, and, as necessary, the portion of a decline in fair value that is credit-related. This assessment could change in the future due to new developments or changes in assumptions related to any particular security. Realized gains and losses, allowances for credit losses and impairments on available-for-sale securities, if any, are recorded to other income (expense), net in the statements of operations and comprehensive income (loss).

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

Leases

We determine if a contract is or contains a lease at contract inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Our policy is to not recognize right-of-use assets and lease liabilities for short-term operating leases with terms of 12 months or less; we recognize short-term lease expense for these leases on a straight-line basis over the lease term. Operating lease right-of-use assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next twelve months are recorded in other current liabilities. Finance lease right-of-use assets are recorded in other assets and the related finance lease liabilities are presented in other current liabilities and other long-term liabilities.

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

We are considered the sub-lessor for one of our leases where we have entered into a sub-lease agreement with or have assigned our lease to another party. Rental income was not material for any period presented and we record rental income as a reduction to rent expense within operating expenses.

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

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for our out-license agreements in Note 5 - “Financial Instruments” in the Notes to Consolidated Financial Statements. Our out-license agreements do not contain a significant financing component.

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

As discussed in further detail in Note 5 - "Financial Instruments", the terms of our customer contracts include potential payments to us for some or all of the following: nonrefundable, upfront fees; development, regulatory, and commercial milestone payments; research and development funding payments; royalties on the net sales of licensed products; and transition plan cost reimbursements for certain development, safety, regulatory, and process science services. These payments relate to promised goods or services for which revenue will be recognized upon our satisfaction of the underlying performance obligations.

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

Milestone payments: At the inception of each arrangement that includes development milestone payments, we evaluate the probability of reaching the milestones and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur in the future, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and collaboration revenues and the consolidated statements of operations and comprehensive income (loss) in the period of adjustment.

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

In 2025 and 2024, cost of commercialization revenue included adjustments of $5.1 million and $18.5 million, respectively, to write-off inventories and to reflect them at the lower of cost or net realizable value.

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

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions, equal to 50% of each dollar contributed up to the first 6% of an individual’s eligible earnings, up to the annual IRS maximum. For the years ended December 31, 2025 and 2024 we recorded matching contributions of approximately $0.5 million and $1.2 million, respectively.

Income Taxes

We use the asset and liability method to account for income taxes. We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect when the differences are expected to reverse. Valuation allowances are provided when necessary to reduce net deferred tax assets to the amount that is more likely than not to be realized. Based on the available evidence, we are unable, at this time, to support the determination that it is more likely than not that our deferred tax assets will be utilized in the future. Accordingly, we recorded a full valuation allowance as of December 31, 2025 and 2024. We intend to maintain valuation allowances until sufficient evidence exists to support their reversal.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a business enterprise during a period resulting from transactions from non-owner sources. Our other comprehensive income (loss) is comprised solely of unrealized gains (losses) on available-for-sale securities and is presented net of taxes. There have not been any material reclassifications from other comprehensive income (loss) to net income (loss) recorded during any period presented.

Recent Accounting Pronouncements

We consider the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to Atara or are expected to have minimal impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances income tax disclosures by requiring, among other things, a tabular reconciliation of the effective tax rate with standardized categories and disclosure of percentage and dollar amounts for significant items, and annual disclosure of income taxes paid by jurisdiction, with a breakdown for significant individual jurisdictions. It also requires disaggregation of income and related tax expense by domestic and foreign components and eliminates certain existing disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. (See Note 11 - "Income Taxes").

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. This ASU is effective for our fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The company is currently evaluating the impact of adopting ASU 2024-03.

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

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Year Ended December 31,
	2025	2024
	(in thousands)
Weighted average shares outstanding – Basic	12,544	7,488
Effect of dilutive securities	174	—
Weighted average shares outstanding – Diluted	12,718	7,488

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the dates listed that were excluded from the computation of diluted net earnings (loss) per common share, as their inclusion would have an antidilutive effect.

	As of December 31,
	2025	2024
Unvested RSUs	15,895	414,470
Vested and unvested options	68,730	222,333
ESPP share purchase rights	1,604	5,971
Total	86,229	642,774

4.
Financial Instruments

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$3,528	$—	$—	$3,528
U.S. Treasury obligations	Level 2	4,692	1	—	4,693
Total available-for-sale securities		8,220	1	—	8,221
Less: amounts classified as cash equivalents		(8,220)	(1)	—	(8,221)
Amounts classified as short-term investments		$—	$—	$—	$—

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2024:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$13,718	$—	$—	$13,718
U.S. Treasury obligations	Level 2	27,450	8	—	27,458
Total available-for-sale securities		41,168	8	—	41,176
Less: amounts classified as cash equivalents		(23,708)	(2)	—	(23,710)
Amounts classified as short-term investments		$17,460	$6	$—	$17,466

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of December 31, 2025		As of December 31, 2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$8,220	$8,221	$41,168	$41,176
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$8,220	$8,221	$41,168	$41,176

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of December 31, 2025, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the years ended December 31, 2025 and 2024, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our consolidated balance sheet. As of December 31, 2025 and 2024, accrued interest receivable was immaterial. Our accounting policy is to not measure an allowance for credit losses for accrued interest receivables and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us. We have not written off any accrued interest receivables for the years ended December 31, 2025 and 2024.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	December 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$8,482	$25,030
Restricted cash – short-term	—	146
Total cash, cash equivalents and restricted cash	$8,482	$25,176

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

During the applicable period specified in the A&R Commercialization Agreement, we are responsible for various development, safety, process science, and regulatory activities, including obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease. Pierre Fabre will pay us for these services in accordance with the A&R Commercialization Agreement. Pierre Fabre is responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the A&R Commercialization Agreement. As described above, in March 2025, we transferred all process science services and manufacturing responsibilities to Pierre Fabre. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all development, clinical (including sponsorship of the ALLELE and tab-cel multi-cohort study) and safety activities for tab-cel to Pierre Fabre. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we further amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31 million in exchange for the right to receive an additional $15 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

Accounting Analysis

Identification of the Contract

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the A&R Commercialization Agreement represent transactions with a customer.

Identification of the Promises and Performance Obligations

We identified five performance obligations under the A&R Commercialization Agreement, as amended, which consist of the following material promises:

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

Determination of the Transaction Price

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment constituted the entire consideration to be included in the transaction price at the outset of the arrangement, and the $40.0 million in regulatory milestones achieved in December 2022 were added to the transaction price upon meeting the related milestone criteria. The remaining $308 million of potential regulatory and commercial milestone payments that we are eligible to receive associated with the Initial Territory were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration.

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment was received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million regulatory milestone achieved in March 2024 and the $20.0 million regulatory milestone achieved in July 2024 were added to the transaction price upon meeting the related milestone criteria. The remaining $556 million of potential regulatory and commercial milestone payments that we are eligible to receive associated with the Additional Territory were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. Upon the effective date of the A&R Commercialization Agreement Amendment, the liabilities owed to the CMOs that were relieved by Pierre Fabre were added to the transaction price.

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

Recognition of Revenue

Commercialization revenue associated with the Initial Territory Obligation was recognized over the period during which the material right existed, which ended on March 31, 2025, the Manufacturing Transition Date. Commercialization revenue associated with sales of Ebvallo and intermediate inventory to Pierre Fabre was deferred until we performed the associated manufacturing of finished Ebvallo product inventory and cell selection services, or until the transfer of manufacturing and cell selection technology to Pierre Fabre. All revenue associated with the Initial Territory Obligation was recognized as of March 31, 2025. As of March 31, 2025, Pierre Fabre was able to utilize the inventory it had purchased from us on its own.

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Services Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. As of December 31, 2025, there is approximately $0.7 million of deferred revenue remaining associated with the Additional Territory Obligation to be recognized upon completion of certain regulatory obligations. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the year ended December 31, 2025 was as follows:

Total
(in thousands)
Deferred revenue, December 31, 2024	$95,092
Additions	23,668
Recognized into commercialization revenue	(118,044)
Deferred revenue December 31, 2025	716
Less: deferred revenue – current portion	(716)
Deferred revenue – long-term, December 31, 2025	$—

During the year ended December 31, 2025, we recognized $91.4 million of revenue that was included in the deferred revenue balance as of December 31, 2024. During the year ended December 31, 2024, we recognized revenue of $45.7 million related to performance obligations partially satisfied in prior periods related to changes in the transaction price upon achievement of development milestones.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and for time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2025 and 2024. Such costs were $12.9 million for the year ended December 31, 2025 and $43.3 million for the year ended December 31, 2024.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. As of December 31, 2025, the annual effective interest rate was approximately 8%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the year ended December 31, 2025:

(in thousands)
Liability related to sale of future revenues as of December 31, 2024	$39,006
Accretion of interest expense on liability related to sale of future revenues	3,578
Amortization of debt discount and debt issuance costs	58
Repayment of the liability	(219)
Liability related to sale of future revenues as of December 31, 2025	42,423
Less: liability related to sale of future revenues - current portion	(9,750)
Long-term liability related to sale of future revenues	$32,673

7.
Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expires in February 2026 and for which we have the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the right-of-use asset to be abandoned. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized an acceleration of amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. The lease liability for the Thousand Oaks office remains on our balance sheet.

In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at the Atara Research Center (ARC). During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. In March 2025, we announced a pause on our CAR T research and development activities and initiated the wind-down of the ARC facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. In April 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss). In August 2025, we executed an amendment to the ARC lease that reduced our leased premises to 12,750 square feet and terminated our option to extend the lease. We determined that this amendment constituted a triggering event resulting in a partial lease termination modification. For the year ended December 31, 2025, we recorded a non-cash reduction of $3.4 million to the right-of-use asset to reflect the decrease in the asset’s value following the lease modification. The modification also reduced the related lease liability, generating a $6.0 million gain. Overall, these changes resulted in a net gain of $2.6 million recorded within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss). The remaining right-of-use asset and lease liability associated with the ARC facility continue to be reflected on our balance sheet.

In February 2017, we entered into a lease agreement (the ATOM Lease) for approximately 90,580 square feet of office, lab and cellular therapy manufacturing space in Thousand Oaks, California (the ATOM Facility). The initial 15-year term of the headlease commenced on February 15, 2018, upon the substantial completion of landlord’s work as defined under the agreement. In April 2022, we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB. Under ASC 842, we are considered to be the sub-lessor of the ATOM Lease. We have not received novation from the landlord and therefore have not been relieved of our primary obligations under the headlease. Therefore, the right-of-use asset and lease liability for the ATOM Facility remain on our balance sheet. Given the continued use of the ATOM lease by another party, we did not consider there to be a trigger for valuation considerations following our restructuring activities.

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added right-of-use assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we were relieved of our primary obligations under the Fujifilm MSA. Therefore, the right-of-use assets and lease liabilities for the processing rooms and the freezers have been removed from our consolidated balance sheet as of June 30, 2025. For the year ended December 31, 2025, we recognized a gain on derecognition of the operating lease liability of $0.7 million and a gain on derecognition of the finance lease liability of $0.5 million within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

Additionally, in 2021, we entered into an amended lease agreement (Aurora Lease) for our office and lab space in Aurora, Colorado, to add additional lab space and in November 2023, we further amended the Aurora Lease to extend the term to April 2025. The lease agreement expired on April 30, 2025, and the right-of-use asset and lease liability for the Aurora Lease are no longer on our balance sheet.

We originally leased office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we were required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expired in May 2025. At the expiration of the lease in May 2025 our right-of-use asset and lease liability for the South San Francisco office were removed from our balance sheet and the requirement to maintain a letter of credit was released.

We have no finance leases as of December 31, 2025. The maturities of lease liabilities under our operating leases as of December 31, 2025 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2026	$1,870
2027	1,942
2028	2,000
2029	2,060
2030	2,122
Thereafter	3,981
Total lease payments	$13,975
Less: amount representing interest	(3,600)
Present value of lease liabilities	$10,375

Balance as of December 31, 2025
Other current liabilities	$1,028
Operating lease liabilities – long-term	9,347
Total	$10,375

The components of lease cost were as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Operating lease cost:
Operating lease cost	$5,250	$16,930
Short-term lease cost	42	193
Total operating lease cost	$5,292	$17,123
Finance lease cost:
Amortization expense	$240	$959
Interest on lease liabilities	66	326
Total finance lease cost	$306	$1,285

Other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$6,503	$16,019
Operating cash flows for finance leases	66	326
Financing cash flows for finance leases	250	892

Decrease in operating lease assets upon derecognition	$23,617	$3,002
Decrease in finance lease assets upon derecognition	1,918	—

Gain on derecognition of operating leases	3,348	—
Gain on derecognition of finance leases	470	—

Weighted Average Remaining Lease Term
Operating leases	6.9 years	4.7 years
Finance leases	-	2.3 years
Weighted Average Discount Rate
Operating leases	8.8%	11.2%
Finance leases	-	10.4%

Asset Retirement Obligation

Our asset retirement obligation (ARO) consists of a contractual requirement to remove the tenant improvements at the ATOM Facility in Thousand Oaks, California and restore the facility to a condition specified in the lease agreement. Although we assigned the ATOM Lease to FDB in connection with the closing of the sale of the ATOM Facility to FDB in April 2022, we have not received novation from the landlord. Therefore, the ARO associated with the ATOM Facility remains on our balance sheet. We recorded an estimate of the fair value of our ARO liability in other long-term liabilities and the ARO asset as a long-term asset in the period incurred. The fair value of the ARO asset is amortized over the lease term. The fair value of our ARO was estimated by discounting projected cash flows over the estimated life of the related assets using our credit adjusted risk-free rate. As of December 31, 2025 and December 31, 2024, the ARO asset and liability were not material.

8.
Restructuring

On August 8, 2022 we announced a strategic reduction in force of approximately 20% to focus our activities as an organization centered on research and development. The workforce reduction included total restructuring charges of $6.0 million, comprised primarily of severance payments, wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (WARN) Act and continuing health care coverage for a period of time after separation. In most cases, the severance payments were paid as a lump sum in October 2022. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits were paid between October 2022 and November 2023, and there are no further payments required for this reduction in force as of December 31, 2024. All of the costs were cash expenditures and represented one-time termination benefits.

On November 1, 2023 we announced a strategic reduction in force of approximately 30%. The workforce reduction resulted in total restructuring charges of $6.7 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid as a lump sum in January 2024. As of December 31, 2024, there are no remaining payments for the November 2023 reduction in force. All of the costs were cash expenditures and represented one-time termination benefits.

On January 8, 2024, we announced a strategic reduction in force of approximately 25%. The workforce reduction resulted in total restructuring charges of $5.1 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance payments were paid during the first half of 2024. Certain of the notified employees had employment agreements that provided for separation benefits in the form of salary continuation, which are being paid from February 2024 through January 2025. As of December 31, 2024, $0.1 million of further separation payments and benefits are required for the January 2024 reduction in force. The majority of the associated costs are cash expenditures and primarily represent one-time termination benefits. As of December 31, 2025, there are no remaining payments for the January 2024 reduction in force. All of the costs were cash expenditures and represented one-time termination benefits.

In January 2025, we announced a reduction in force of approximately 50% of total force at that time. We recognized approximately $7.2 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.5 million of further separation payments and benefits are required for the January 2025 reduction in force. The associated costs represent cash expenditures and primarily represent one-time termination benefits.

In March 2025, we announced a further reduction in force of approximately 50% of total workforce at that time. We recognized approximately $2.8 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the first half of 2025. Certain of the notified employees had employment agreements which provided for separation benefits in the form of salary continuation; these benefits will be paid by May 2026. As of December 31, 2025, approximately $0.1 million of further separation payments and benefits are required for the March 2025 reduction in force. The associated costs represent cash expenditures and primarily represent one-time termination benefits.

In May 2025, we announced a further reduction in force of approximately 30% of total workforce at that time. We recognized approximately $1.4 million in total severance and related benefits as a result of this reduction in force, consisting primarily of severance payments and wages for the 60-day notice period in accordance with the California WARN Act. In most cases, the severance was paid in the second half of 2025. As of December 31, 2025, no further separation payments and benefits are required for the May 2025 reduction in force.

In October 2025, we announced a further reduction in force of approximately 30% of total workforce, retaining approximately 15 employees essential to executing on our strategic priorities. We recognized approximately $1.2 million in total severance and related benefits as a result of this reduction in force. Approximately 50% of these charges are salary continuation payments and wages for the 60-day notice period in accordance with the California WARN Act. As of December 31, 2025, approximately $0.3 million of further separation payments and benefits are required for the October 2025 reduction in force. The associated costs are cash expenditures and primarily represent one-time termination benefits.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
	(in thousands)

Research and development expense	$9,645	$3,750
General and administrative expense	2,964	1,357
Total restructuring charges	$12,608	$5,107

The following restructuring liability activity was recorded in connection with the reduction in force for the year ended December 31, 2025 and 2024:

	Year ended December 31,	Year ended December 31,
	2025	2024
	(in thousands)
Liability balance, January 1	$63	$4,923
Restructuring charges	12,608	5,107
Cash payments	(10,081)	(9,298)
Non-cash settlements/adjustments	(1,719)	(669)
Liability balance, December 31	$871	$63

The liability balance as of the years ended December 31, 2025 and 2024 is recorded within other current liabilities on the accompanying consolidated balance sheet.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of December 31, 2025 and 2024, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of December 31, 2025 and December 31, 2024, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of December 31, 2025 and 2024.

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

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of December 31, 2025 and 2024.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the years ended December 31, 2025 and 2024, and as of December 31, 2025, pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the year ended December 31, 2025. As of December 31, 2025, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the years ended December 31, 2025 and 2024 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of December 31, 2025.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the year ended December 31, 2024, 8,634 of the September 2024 pre-funded warrants were exercised. No September 2024 pre-funded warrants were exercised during the year ended December 31, 2025. As of December 31, 2025, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

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

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the year ended December 31, 2025, 48,736 of the May 2025 pre-funded warrants were exercised. As of December 31, 2025, pre-funded warrants to purchase 1,538,372 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

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

During the year ended December 31, 2025, we sold an aggregate of 124,434 shares of common stock under the 2023 ATM Facility, at an average price of $12.21 per share, for gross proceeds of $1.5 million and net proceeds of $1.5 million, after deducting commissions and other offering expenses payable by us.

As of December 31, 2025, we had $87.2 million of common stock remaining and available to be sold under the 2023 ATM Facility, subject to the limitations under General Instruction I.B.6 to Form S-3 discussed above. Subsequent to December 31, 2025, we sold an aggregate of 493,117 shares of our common stock under the 2023 ATM Facility, at an average price of $6.08 per share, for net proceeds of 3.0 million, after deducting commission expenses payable by us.

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

As of December 31, 2025, a total of 81,438 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of December 31, 2025, a total of 430,162 shares of common stock were reserved for issuance under the 2024 EIP, of which 231,983 shares were available for future grant and 198,179 shares were subject to outstanding options and RSUs. .

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022, we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of December 31, 2025, 150,010 shares of common stock were reserved for issuance under the Inducement Plan, of which 141,289 shares were available for future grant and 8,721 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2024	414,470	$39.09
Granted	386,068	7.59
Forfeited	(135,092)	27.78
Vested	(449,398)	29.55
Balance as of December 31, 2025	216,048	$9.72

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $7.59 and $13.76, respectively. The estimated fair value of RSUs that vested in the years ended December 31, 2025 and 2024 was $13.3 million and $24.9 million, respectively. As of December 31, 2025, there was $1.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.1 years. The aggregate intrinsic value of the RSUs outstanding as of December 31, 2025 was $3.9 million.

Under our RSU settlement procedures, for some of the RSUs granted to our employees, we withhold shares at settlement to cover the estimated payroll withholding tax obligations. During 2025, we settled 449,398 shares underlying RSUs, of which 129 shares underlying RSUs were net settled by withholding 79 shares. The value of the shares underlying RSUs withheld was not material, based on the closing price of our common stock on the settlement date. During 2024, we settled 315,109 shares underlying RSUs, of which 987 shares underlying RSUs were net settled by withholding 366 shares. The value of the shares underlying RSUs withheld was not material, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our consolidated statements of cash flows.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	234,143	$217.91	7.0	$27
Granted	—
Exercised	(1,375)	11.00
Forfeited or expired	(160,478)	231.44
Balance as of December 31, 2025	72,290	$191.81	6.2	$23
Vested and expected to vest as of December 31, 2025	72,290	$191.81	6.2	$23
Exercisable as of December 31, 2025	67,676	$199.93	6.1	$8

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on December 31, 2025 and the exercise price of outstanding, in-the-money options. As of December 31, 2025, there was $0.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of 0.1 years. This excludes unrecognized stock-based compensation expense for performance-based stock options that were deemed not probable of vesting in accordance with U.S. GAAP.

No options for shares of our common stock were exercised during the years ended December 31, 2025 and 2024. As we believe it is more likely than not that no stock option related tax benefits will be realized, we do not record any net tax benefits related to exercised options.

The fair value of each option issued was estimated at the date of grant using the Black-Scholes valuation model. No options were issued during the year ended December 31, 2025. The following table summarizes the weighted-average assumptions used as inputs to the Black-Scholes model and resulting weighted-average grant date fair values of stock options granted during the year ended December 31, 2024:

Year ended December 31,
2024
Assumptions:
Expected term (years)	5.5
Expected volatility	114.2%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%
Fair Value:
Weighted-average estimated grant date fair value per share	$9.20
Options granted	16,500
Total estimated grant date fair value	$151,800

The estimated fair value of stock options that vested in the years ended December 31, 2025 and 2024 was $2.9 million and $9.0 million, respectively.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. For the year ended December 31,2025 the amount of expense related to the 2014 ESPP was immaterial. We recorded $0.2 million of expense related to the 2014 ESPP in the year ended December 31, 2024, A total of 2,925 and 25,897 shares were purchased under the ESPP during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was $7,000 of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2026. As of December 31, 2025, there were 139,283 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of December 31, 2025:

Total Shares Reserved
2014 Equity Incentive Plan	81,438
2018 Inducement Plan	150,010
2024 Equity Incentive Plan	430,162
2014 Employee Stock Purchase Plan	20,806
Total reserved shares of common stock	682,416

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$2,861	$13,465
General and administrative	6,891	13,536
Total stock-based compensation expense	$9,752	$27,001

11.
Income Taxes

Income (Loss) before provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
United States	$32,737	$(85,311)
Foreign	(18)	(104)
Total income (loss) before provision for income taxes	$32,719	$(85,415)

The components of provision for income taxes were as follows in each period presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current provision for (benefit from) income taxes:
Federal	$—	$—
State	3	—
Foreign	28	(12)
Total current provision for income taxes	$31	$(12)

Deferred provision for (benefit from) income taxes:
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred tax provision for (benefit from) income taxes	$—	$—
Provision for (benefit from) income taxes	$31	$(12)

We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Amount	Percent
	(in thousands)
U.S. Federal Statutory Tax Rate	$6,871	21.0%
State & local income taxes, net of federal income tax effect*	(103)	(0.3)%
Foreign Tax Effects	32	0.1%
Changes in valuation allowances	(14,255)	(43.6)%
Nontaxable or Nondeductible Items
Impact of Stock Compensation	6,610	20.2%
Royalty Monetization	751	2.3%
Other	17	0.1%
Changes in unrecognized tax benefits	105	0.3%
Other	3	—%
Total income tax expense	$31	0.1%

* State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

Year Ended December 31,
2024
Federal income taxes at statutory rate	21.0%
Research tax credits	(26.8%)
Stock-based compensation	(16.2%)
Other	(1.3%)
Change in valuation allowance	23.3%
Effective tax rate	0.0%

The income taxes paid by the Company are as follows:

Year Ended December 31, 2025
(in thousands)
Federal	$—
State	3
Foreign
Switzerland	187
Total income taxes paid	$190

Deferred tax assets and liabilities reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carryforwards. Significant components of our deferred tax assets and liabilities were as follows for each of the dates presented:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$289,520	$259,376
Deferred revenue	—	14,709
Tax credit carryforwards	8,351	8,216
License fees	4,264	4,794
Stock-based compensation	99	5,789
Capitalized research expenses	41,945	61,113
Operating lease liabilities	2,432	9,403
Other	10,088	13,748
Total deferred tax assets	$356,699	$377,148
Valuation allowance	(355,043)	(368,401)
Net deferred tax assets	$1,656	$8,747

Deferred tax liabilities:
Operating lease assets	(1,656)	(8,747)
Total deferred tax liabilities	$(1,656)	$(8,747)

Net deferred tax assets (liabilities)	$—	$—

We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2025 and December 31, 2024. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $13.4 million for the year ended December 31, 2025 and increased by $106.6 million for the year ended December 31, 2024.

As of December 31, 2025, we reported U.S. federal and state NOLs of approximately $1,361.4 million and $72.7 million,

respectively. Our federal NOLs generated prior to 2018 aggregating to $15.3 million will continue to be governed by the NOL tax rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, and our state NOLs will begin to expire in 2030. Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, as modified by the CARES Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. Not all states conform to the Tax Act or CARES Act and other states have varying conformity to the Tax Act or CARES Act.

As of December 31, 2025, we generated federal research and development tax credit carryforwards of $1.1 million, which will begin to expire in 2044. As of December 31, 2025, we had state credit carryforwards of $46.1 million available to reduce future tax liabilities, which do not expire.

On July 4, 2025, the One Big Beautiful Bill (“OBBBA”) was signed into law. The OBBBA includes a broad range of U.S. tax reform measures, including, among other provisions, the immediate expensing of U.S. research and development expenditures. In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. As the Company maintains a full valuation allowance on its U.S. deferred tax assets, the legislation does not have a material impact on its consolidated financial statements.

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

We have completed a Section 382 study of transactions in our stock through December 31, 2024. The study concluded that we have experienced ownership changes since inception and that our utilization of net operating loss carryforwards and tax credits will be subject to annual limitations. The annual limitations did result in the expiration of tax attribute carryforwards prior to utilization. As of December 31, 2025, no additional ownership change occurred.

The changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the years ended December 31, 2024 and 2025 are as follows:

(In thousands)
Balance as of January 1, 2024	$160,346
Gross increases for current year tax positions	1,011
Gross decreases for current year tax positions	—
Gross increases for prior year tax positions	647
Gross decreases for prior year tax positions	(124,071)
Balance as of December 31, 2024	$37,933
Gross increases for current year tax positions	133
Gross decreases for current year tax positions	—
Gross increases for prior year tax positions	—
Gross decreases for prior year tax positions	—
Balance as of December 31, 2025	$38,066

We currently have a full valuation allowance against its U.S. net deferred tax assets, which would impact the timing of the effective tax rate benefit should any uncertain tax position be favorably settled in the future.

Our policy is to account for interest and penalties related to uncertain tax positions as a component of the income tax provision. The Company has not accrued interest and penalties as of December 31, 2025 due to available tax losses.

Our significant jurisdictions are the U.S. federal jurisdiction and the California state jurisdiction. All of our tax years remain open to examination by the U.S. federal and California tax authorities.

12.
Supplemental Balance Sheet Information

Inventories

Inventories consist of the following as of each period:

	December 31,	December 31,
	2025	2024
	(in thousands)
Raw Materials	$—	$964
Work-in-process	—	9,691
Total inventories	$—	$10,655

Property and equipment, net

Property and equipment consisted of the following as of each period end:

	December 31,	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$67	$930
Lab equipment	—	14,446
Machinery and equipment	—	572
Computer equipment and software	76	1,381
Furniture and fixtures	143	1,272
Property and equipment, gross	286	18,601
Less: accumulated depreciation	(213)	(17,307)
Property and equipment, net	$73	$1,294

Depreciation expense was $0.4 million and $2.7 million for the years ended December 31, 2025 and 2024, respectively.

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	December 31,	December 31,
	2025	2024
	(in thousands)
Accrued operating expenses	$1,798	$6,027
Current portion of operating lease liabilities	1,028	12,879
Current portion of finance lease liabilities	—	1,038
Other accrued liabilities	150	216
Total other current liabilities	$2,976	$20,160
13.
Subsequent Events

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCR Molag Fund L.P. (HCRx). Under the terms of the Amendment, HCRx agreed to amend the due date of the one-time of $9.0 million cash payment associated with the achievement of a certain milestone within the Amended and Restated Commercialization Agreement dated October 31, 2023 with Pierre Fabre Medicament, as amended, from June 30, 2026 to January 1, 2028. In connection with the Amendment, the Company issued a warrant to purchase up to 400,000 shares of the Company’s common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Inherent Limitations on Controls and Procedures

Our management, including the Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures and our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. As these inherent limitations are known features of the financial reporting process, it is possible to design into the process safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. While our Chief Executive Officer and Chief Accounting Officer have concluded that, as of December 31, 2025, the design of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, was effective, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 which were identified in connection with our evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing our remote working situation to minimize the impact to the design and operating effectiveness of our internal controls.

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 annual meeting of stockholders (the Definitive Proxy Statement), pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2025, and certain information to be included in the Definitive Proxy Statement is incorporated herein by reference.

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

(a)(3) Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	3.2	06/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	3.1	06/20/2024

4.1	Form of Common Stock Certificate	S-1/A	4.1	07/10/2014

4.2	Form of 2019 Pre-Funded Warrant	8-K	4.1	07/22/2019

4.3	Form of May 2020 Pre-Funded Warrant	8-K	4.1	05/28/2020

4.4	Form of December 2020 Pre-Funded Warrant	8-K	4.1	12/09/2020

4.5	Form of September 2024 Pre-Funded Warrant	8-K	4.1	09/03/2024

4.6	Form of May 2025 Pre-Funded Warrant	8-K	4.1	5/16/2025
4.7	Form of February 2026 Warrant	8-K	4.1	2/23/2026
4.8	Description of Securities				X

10.1*	Amended and Restated 2014 Equity Incentive Plan	10-Q	10.2	08/08/2016

10.2*	Forms of Option Agreement and Option Grant Notice under the 2014 Equity Incentive Plan	S-1	10.2	06/20/2014

10.3*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice	10-Q	10.2	11/01/2023

10.4*	2014 Employee Stock Purchase Plan	S-1/A	10.8	07/10/2014

10.5*	Atara Biotherapeutics, Inc. Third Amended and Restated 2018 Inducement Plan	S-8	4.3	07/22/2022

10.6*	Form of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the Inducement Plan	10-Q	10.2	11/07/2019

10.7*	Form of Stock Option Agreement and Stock Option Grant Notice under the Inducement Plan	10-Q	10.3	05/08/2018

10.8*	Forms of Inducement Grant Notice and Inducement Grant Agreement	10-Q	10.3	08/07/2017

10.9*	Form of Indemnification Agreement made by and between Atara Biotherapeutics, Inc. and each of its directors and executive officers	S-1	10.9	06/20/2014

10.10*	Form of Atara Biotherapeutics, Inc. Executive Employment Agreement	10-K	10.39	02/28/2022

10.11*	Executive Employment Agreement, dated May 23, 2019, by and between Pascal Touchon and Atara Biotherapeutics, Inc.	8-K	10.1	05/28/2019

10.12	Second Amendment to Lease, by and between Atara Biotherapeutics, Inc. and 611 Gateway Center LP, LLC, dated December 9, 2021	10-K	10.36	02/28/2022

10.13	Standard Industrial Lease by and between Thousand Oaks Industrial Portfolio, LLC and Atara Biotherapeutics, Inc. dated February 6, 2017	10-Q	10.1	05/04/2017

10.14	Lease Agreement between LA Region No. 2, LLC and Atara Biotherapeutics, Inc. dated March 17, 2021	10-Q	10.2	05/04/2021

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.15+	First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated March 22, 2021	10-Q	10.3	05/04/2021

10.16+	Fourth Amended and Restated Research and Development Collaboration Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.37	02/28/2022

10.17+	Fourth Amended and Restated Exclusive License Agreement between Atara Biotherapeutics, Inc. and the Counsel of the Queensland Institute of Medical Research, dated December 17, 2021	10-K	10.38	02/28/2022

10.18+	Asset Purchase Agreement, dated as of January 26, 2022, by and between Atara Biotherapeutics, Inc., FUJIFILM Diosynth Biotechnologies California, Inc., and certain limited purposes, FUJIFILM Holdings America Corporation	8-K	2.1	04/04/2022

10.19+	Master Services and Supply Agreement dated as of January 26, 2022 by and between Atara Biotherapeutics, Inc., and FUJIFILM Diosynth Biotechnologies California, Inc.	10-Q	10.1	05/05/2022

10.20+	Purchase and Sale Agreement between Atara Biotherapeutics, Inc., and HCR Molag Fund, L.P., dated December 20, 2022	10-K	10.46	02/08/2023

10.21+	Amendment No. 1 to Purchase and Sale Agreement between Atara Biotherapeutics, Inc. and HCR Molag Fund, L.P. dated February 20, 2026	8-K	10.1	2/23/2026

10.22	First Amendment to Lease between Atara Biotherapeutics, Inc. and JackieO, LLC , dated as of August 11, 2025	10-Q	10.2	11/12/2025

10.23+	Amendment to the First Amended and Restated Exclusive License Agreement by and between Atara Biotherapeutics, Inc. and Memorial Sloan Kettering Cancer Center, dated as of March 11, 2025	10-Q	10.1	5/15/2025

10.24+	Amendment to Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated March 31, 2025	10-Q	10.2	5/15/2025

10.25+	Amendment No. 2 to Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated July 11, 2025	10-Q	10.1	8/11/2025

10.26+	Amendment No. 3 to Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated October 29, 2025	10-Q	10.1	11/12/2025

10.27+	Amendment No. 4 to Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated December 30, 2025	8-K	10.1	1/2/2026

10.28+	Amended and Restated Commercialization Agreement by and between Atara Biotherapeutics, Inc. and Pierre Fabre Medicament dated October 31, 2023	10-K	10.31	03/28/2024

10.29*	Atara Biotheraputics, Inc. 2024 Equity Incentive Plan	S-8	4.4	6/11/2024

19.1	Insider Trading and Window Period Policy				X

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
24.1	Power of Attorney (included on signature page)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thousand Oaks, State of California, on the 16th day of March, 2026.

Atara Biotherapeutics, Inc.

By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints AnhCo Thieu Nguyen and Yanina Grant-Huerta, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026
/s/ Yanina Grant-Huerta
Yanina Grant-Huerta	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2026

/s/ Gregory Ciongoli
Gregory Ciongoli	Director, Chair	March 16, 2026
/s/ Carol G. Gallagher
Carol G. Gallagher, Pharm. D.	Director	March 16, 2026
/s/ Matthew K. Fust
Matthew K. Fust	Director	March 16, 2026
/s/ William K. Heiden
William K. Heiden	Director	March 16, 2026
/s/ Nachi Subramanian
Nachi Subramanian	Director	March 16, 2026
/s/ James Huang
James Huang	Director	March 16, 2026