Form 10-Q
period 2026-03-31
Atara Biotherapeutics, Inc.
filed 2026-05-12
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(805) 623-4211

(Registrant’s Telephone Number, Including Area Code)

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

The number of outstanding shares of the Registrant’s Common Stock as of May 8, 2026 was 9,010,172 shares.

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
•
our Purchase and Sale Agreement, as amended, and related transactions with HCR Molag Fund, L.P.;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$8,360	$8,482
Accounts receivable	—	1,253
Other current assets	3,813	2,477
Total current assets	12,173	12,212
Property and equipment, net	55	73
Operating lease assets	6,879	7,064
Other assets	890	886
Total assets	$19,997	$20,235

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$637	$127
Accrued compensation	629	1,271
Accrued research and development expenses	41	82
Deferred revenue	684	716
Liability related to the sale of future revenues – current portion	715	9,750
Other current liabilities	2,939	2,976
Total current liabilities	5,645	14,922
Operating lease liabilities – long-term	9,076	9,347
Liability related to the sale of future revenues – long-term	40,759	32,673
Other long-term liabilities	1,829	1,795
Total liabilities	57,309	58,737

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of March 31, 2026 and December 31, 2025; 8,512 and 7,324 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,988,697	1,983,361
Accumulated other comprehensive income (loss)	—	1
Accumulated deficit	(2,026,010)	(2,021,865)
Total stockholders’ equity (deficit)	(37,312)	(38,502)
Total liabilities and stockholders’ equity (deficit)	$19,997	$20,235

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Commercialization revenue	$516	$98,149
Costs and operating expenses:
Cost of commercialization revenue	124	20,439
Research and development expenses	164	27,433
General and administrative expenses	3,597	11,475
Total costs and operating expenses	3,885	59,347
Income (loss) from operations	(3,369)	38,802
Other income (expense), net:
Interest income	54	236
Interest expense	(830)	(1,017)
Other income (expense), net	—	(11)
Total other income (expense), net	(776)	(792)
Income (loss) before provision for (benefit from) income taxes	(4,145)	38,010
Provision for (benefit from) income taxes	—	—
Net income (loss)	$(4,145)	$38,010
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(1)	(8)
Comprehensive income (loss)	$(4,146)	$38,002

Basic (loss) earnings per common share	$(0.29)	$3.53
Diluted (loss) earnings per common share	$(0.29)	$3.50

Basic and diluted weighted-average shares outstanding	14,081	10,764
Diluted weighted-average shares outstanding	14,081	10,851

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2026	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2026	7,324	$1	$1,983,361	$1	$(2,021,865)	(38,502)
Issuance of pre-funded warrants in connection with HCRx Amendment	—	—	$1,672	—	—	1,672
Issuance of common stock through ATM facilities, net of commissions and offering costs of $82	493	—	2,915	—	—	2,915
Exercise of pre-funded warrants	630	—	—	—	—	—
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	749	—	—	749
Net (loss) income	—	—	—	—	(4,145)	(4,145)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1)	—	(1)
Balance as of March 31, 2026	8,512	$1	$1,988,697	$—	$(2,026,010)	$(37,312)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Three Months Ended March 31, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(4,145)	$38,010
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	749	4,209
Depreciation and amortization expense	29	1,795
Accretion of liability related to sale of future revenues	814	852
Amortization (accretion) of investment premiums (discounts)	—	259
Non-cash operating lease expense	185	3,950
Loss on impairment of lease right-of-use asset	—	4,130
Other non-cash items, net	49	770
Changes in operating assets and liabilities:
Accounts receivable	1,253	(7,393)
Inventories	—	10,655
Other current assets	(1,336)	4,535
Other assets	(15)	8
Accounts payable	510	(2,983)
Accrued compensation	(642)	(1,990)
Accrued research and development expenses	(41)	(6,201)
Other current liabilities	(166)	3,493
Deferred revenue	(32)	(79,109)
Operating lease liabilities	(285)	(3,238)
Other long-term liabilities	—	110
Net cash used in operating activities	(3,073)	(28,138)
Investing activities
Proceeds from maturities and sales of short-term investments	—	17,199
Net cash provided by investing activities	—	17,199
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	2,951	—
Principal payments on finance lease obligations	—	(250)
Net cash provided by (used in) financing activities	2,951	(250)
Increase (decrease) in cash, cash equivalents and restricted cash	(122)	(11,189)
Cash, cash equivalents and restricted cash at beginning of period	8,482	25,176
Cash, cash equivalents and restricted cash at end of period	$8,360	$13,987
Non-cash financing activities
Issuance of pre-funded warrants in connection with HCRx Amendment	$1,672	$—
Accrued costs related to ATM facility	$36	$—

Supplemental cash flow disclosure
Cash paid for interest	$105	$66

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

Our most advanced T-cell immunotherapy program, tab-cel®(tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Agreement) with HCRx. Under the terms of the amendment, HCRx agreed to amend the due date of the one-time $9.0 million cash payment from June 30, 2026 to January 1, 2028. See Note 6 for further information.

In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre also agreed to assume the future costs related to remediation of the third party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility for tab-cel to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval.

We have licensed rights to T-cell product candidates from Memorial Sloan Kettering Cancer Center (MSK), rights related to our next-generation CAR T programs from MSK, and rights to know-how and technology from the Council of the Queensland Institute of Medical Research (QIMR Berghofer). In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR Berghofer. See Note 9 for further information.

We have executed various strategic reductions in force over the past several years. As of March 31, 2026 and December 31, 2025, we had approximately $0.1 million and $0.9 million, respectively, of further separation payments and benefits required for these reductions in force. In the three months ended March 31, 2026 expenses related to reductions in force were $0. In the three months ended March 31, 2025 expenses related to reductions in force were approximately $9.8 million.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2026. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements.

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

Going Concern

With the exception of the year ended December 31, 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of March 31, 2026, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility as described in Note 10; issuance of debt; and/or execution of strategic transactions. We may need to raise additional funding as required based on the status of our product candidate program and our projected cash flows. Even though we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities for our product candidate, which could have a material adverse effect on our business, results of operations, and financial condition. Accordingly, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended March 31,
	2026	2025
Revenue	$516	$98,149
Less:
Cost of commercialization revenue	124	20,439
Technical operations and quality expense	1,036	19,273
Medical and safety expense	(1,348)	5,334
Regulatory expense	476	2,826
General and administrative expense	3,597	11,475
Other segment items*	776	792
Net income (loss)	(4,145)	38,010

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization revenue recognized in the three months ended March 31, 2026 and 2025 was related to our agreements with Pierre Fabre, a French company.

Use of Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Significant estimates and assumptions relied upon in preparing these financial statements include those related to revenue recognition, accrued research and development expenses, stock-based compensation expense, liability related to the sale of future revenues and income taxes. Additionally, we use available market information to assess the fair value of our short-term investments. Actual results could differ materially from those estimates. If actual amounts differ from estimates, we include the updates in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Weighted average shares outstanding – Basic	14,081	10,764
Effect of dilutive securities	—	87
Weighted average shares outstanding – Diluted	14,081	10,851

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	As of March 31,
	2026	2025
Unvested RSUs	295,333	190,231
Vested and unvested options	68,530	195,495
ESPP share purchase rights	9,877	21,255
Total	373,740	406,981

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of March 31, 2026:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$8,111	$—	$—	$8,111
Total available-for-sale securities		8,111	—	—	8,111
Less: amounts classified as cash equivalents		(8,111)	—	—	$(8,111)
Amounts classified as short-term investments		$—	$—	$—	$—

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$3,528	$—	$—	$3,528
U.S. Treasury obligations	Level 2	4,692	1	—	4,693
Total available-for-sale securities		8,220	1	—	8,221
Less: amounts classified as cash equivalents		(8,220)	(1)		(8,221)
Amounts classified as short-term investments		$—	$—	$—	$—

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of March 31, 2026		As of December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$8,111	$8,111	$8,220	$8,221
Maturing in one to five years	—	—	—	—
Total available-for-sale securities	$8,111	$8,111	$8,220	$8,221

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of March 31, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the three months ended March 31, 2026 and 2025, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the three months ended March 31, 2026 and 2025.

Our cash and cash equivalents totaled $8.4 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively.

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

As part of the Pierre Fabre Commercialization Agreement, we formed a joint steering committee (JSC) with Pierre Fabre that provides oversight, decision making and implementation guidance regarding the commercialization activities, the responsibilities of which have been expanded to cover the incremental scope of the A&R Commercialization Agreement.

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

Determination of the Transaction Price

Under the Pierre Fabre Commercialization Agreement, we determined that the $45.0 million upfront payment constituted the entire consideration to be included in the transaction price at the outset of the arrangement, and the $40.0 million in regulatory milestones achieved in December 2022 were added to the transaction price upon meeting the related milestone criteria. The remaining $308.0 million of potential regulatory and commercial milestone payments that we are eligible to receive associated with the Initial Territory were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration.

Upon the effective date of the A&R Commercialization Agreement, the $20.0 million additional upfront payment was received and estimated revenue for the development, safety, regulatory and process science services were added to the transaction price, and the $20.0 million regulatory milestone achieved in March 2024 and the $20.0 million regulatory milestone achieved in July 2024 were added to the transaction price upon meeting the related milestone criteria. The remaining $556.0 million of potential regulatory and commercial milestone payments that we are eligible to receive associated with the Additional Territory were excluded from the transaction price, as the milestone amounts were fully constrained based on the probability of achievement or have not been earned. None of the future royalty and sales-based milestone payments were included in the transaction price, as the potential payments represent sales-based consideration. Upon the effective date of the

A&R Commercialization Agreement Amendment, the liabilities owed to the CMOs that were relieved by Pierre Fabre were added to the transaction price.

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

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Sciences Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. As of March 31, 2026, there is approximately $0.7 million of deferred revenue remaining associated with the Additional Territory Obligation to be recognized upon completion of certain regulatory obligations. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the three months ended March 31, 2026 was as follows:

March 31, 2026
(in thousands)
Deferred revenue, January 1, 2026	$716
Additions	(2)
Recognized into commercialization revenue	(30)
Deferred revenue March 31, 2026	684
Less: deferred revenue – current portion	(684)
Deferred revenue – long-term, March 31, 2026	$—

During the three months ended March 31, 2026, we recognized approximately $30,000 of revenue that was included in the deferred revenue balance as of December 31, 2025.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss) during the three months ended March 31, 2026 and 2025. Such costs were $0 and $7.1 million for the three months ended March 31, 2026 and 2025, respectively.

6.
Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund, L.P., a Delaware limited partnership, (HCRx). In exchange for a payment of $31.0 million (Investment Amount) to Atara, net of certain transaction expenses, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement, up to an agreed upon multiple of the Investment Amount.

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCRx. Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time of $9.0 million cash payment associated with the achievement of a certain milestone within the A&R Commercialization Agreement, as amended, from June 30, 2026 to January 1, 2028. In connection with the Amendment, the Company issued a warrant to purchase up to 400,000 shares of the Company’s common stock. As of March 31, 2026, such warrant has not been exercised.

Under the HCRx Agreement, HCRx is entitled to receive tiered royalties on net sales of Ebvallo in the Initial Territory in amounts ranging from the mid-single digits to double digits based on annual net sales. HCRx is also entitled to certain milestone payments due to Atara from Pierre Fabre. The total royalties and milestones payable to HCRx are capped between 185% and 250% of the Investment Amount, depending upon the timing of such royalties and milestones. Upon meeting the cap amount, HCRx’s right to receive royalties and milestone payments will terminate and all rights will revert to Atara. To the extent a certain milestone within the Pierre Fabre Commercialization Agreement is not achieved on or prior to January 1, 2028, we will be required to make a one-time cash payment in the amount of $9.0 million to HCRx, and HCRx shall transfer all of its right, title and interest in this certain $9.0 million milestone payment to Atara. This payment, if required, would be included in the calculation of aggregate payments made to HCRx.

The gross proceeds of the Investment Amount of $31.0 million were recorded as a liability related to the sale of future revenues, net of transaction costs of $0.4 million, and is amortized using the effective interest method over the life of the arrangement.

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. On March 31, 2026, the annual effective interest rate was approximately 8%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the three months ended March 31, 2026:

March 31, 2026
(in thousands)
Liability related to sale of future revenues as of January 1, 2026	$42,423
Reduction of debt in exchange for pre-funded warrants	(1,672)
Accretion of interest expense on liability related to sale of future revenues	814
Amortization of debt discount and debt issuance costs	13
Repayment of the liability	(104)
Liability related to the sale of future revenues as of March 31, 2026	41,474
Less: current portion classified within other accrued liabilities	(715)
Liability related to sale of future revenues - long-term	$40,759

7. Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expired in February 2026 and for which we had the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the abandonment of the right-of-use asset. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized accelerated amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses. The lease associated with the Thousand Oaks office ended in February 2026, and no lease liability remained on our balance sheet as of March 31, 2026.

In March 2021, we entered into a lease agreement for the 33,659 square feet of office, lab and warehouse space at the Atara Research Center (ARC). During the third quarter of 2021, the initial 10.5-year lease term commenced, upon substantial completion of the landlord’s work as defined under the agreement. Base rent is subject to annual increases of 3% with each annual anniversary of the rent commencement date. In March 2025, we announced a pause on our CAR T research and development activities and initiated the wind-down of the ARC facility. We considered this to be a triggering event and performed an impairment analysis on the right-of-use asset. In April 2025, we recorded a non-cash impairment of the right-of-use asset of $4.1 million, representing the amount by which the carrying value of the right-of-use asset exceeded its estimated fair value. We recorded the impairment loss within research and development expenses on the accompanying consolidated statements of operations and comprehensive income (loss). In August 2025, we executed an amendment to the ARC lease that reduced our leased premises to 12,750 square feet and terminated our option to extend the lease. We determined that this amendment constituted a triggering event resulting in a partial lease termination modification. In 2025, we recorded a non-cash reduction of $3.4 million to the right-of-use asset to reflect the decrease in the asset’s value following the lease modification. The modification also reduced the related lease liability, generating a $6.0 million gain. Overall, these changes resulted in a net gain of $2.6 million recorded within research and development expenses in 2025. The remaining right-of-use asset and lease liability associated with the ARC facility continue to be reflected on our balance sheet.

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

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added right-of-use assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forego the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we were relieved of our primary obligations under the Fujifilm MSA. Therefore, the right-of-use assets and lease liabilities for the processing rooms and the freezers have been removed from our consolidated balance sheet as of June 30, 2025. At the time of this release in June 2025, we recognized a gain on derecognition of the operating lease liability of $0.7 million and a gain on derecognition of the finance lease liability of $0.5 million within research and development expenses.

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

We have no finance leases as of March 31, 2026. The maturities of lease liabilities under our operating leases as of March 31, 2026 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2026	1,363
2027	1,942
2028	2,000
2029	2,061
2030	2,122
Thereafter	3,981
Total lease payments	$13,469
Less: amount representing interest	(3,379)
Present value of lease liabilities	$10,090

Balance as of March 31, 2026
Other current liabilities	$1,014
Operating lease liabilities - long-term	9,076
Total	$10,090

The components of lease cost were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost:
Operating lease cost	$196	$3,747
Short-term lease cost	—	42
Total operating lease cost	$196	$3,789
Finance lease cost:
Amortization expense	$—	$240
Interest on lease liabilities	—	66
Total finance lease cost	$—	$306

Other information related to leases was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$306	$4,139
Operating cash flows for finance leases	—	66
Financing cash flows for finance leases	—	250

Weighted Average Remaining Lease Term
Operating leases	6.7	4.6
Finance leases	—	2.0
Weighted Average Discount Rate
Operating leases	8.8%	11.1%
Finance leases	—	10.4%

8.
Restructuring

We have executed various strategic reductions in force over the past several years. As of the three months ended March 31, 2026 and the year ended December 31, 2025, we had approximately $0.1 million and $0.9 million, respectively of further separation payments and benefits. In the three months ended March 31, 2026 expenses related to reductions in force were $0. In the three months ended March 31, 2025 expenses related to reductions in force were approximately $9.8 million.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development expense	$—	$8,349
General and administrative expense	—	1,464
Total restructuring charges	$—	$9,813

The following restructuring liability activity was recorded in connection with the reductions in force for the three months ended March 31, 2026:

March 31, 2026
(in thousands)
Liability balance, January 1, 2026	$871
Cash payments	(746)
Liability balance, March 31, 2026	$125

Of the liability balance as of March 31, 2026, $0.1 million is recorded within other current liabilities on the accompanying condensed consolidated balance sheet. The liability balance as of December 31, 2025 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

QIMR Berghofer In-License Agreements

In October 2015, we entered into an exclusive license agreement and a research and development collaboration agreement with QIMR Berghofer. Under the terms of the license agreement, we obtained an exclusive, worldwide license to develop and commercialize allogeneic T-cell therapy programs utilizing technology and know-how developed by QIMR Berghofer. In September 2016, the exclusive license agreement and research and development collaboration agreement were amended and restated. Under the amended and restated agreements, we obtained an exclusive, worldwide license to develop and commercialize additional T-cell programs, as well as the option to license additional technology that we exercised in June 2018. We further amended and restated our license agreement and research and development collaboration agreements with QIMR Berghofer in August 2019, August 2020 and December 2021, in each case, to terminate our license to certain rights. Our current license agreement also provides for various milestone and royalty payments to QIMR Berghofer based on future product sales, if any. Under the terms of our current research and development collaboration agreement, we are also required to reimburse the cost of agreed-upon development activities related to programs developed under the collaboration. These payments are expensed on a straight-line basis over the related development periods. The agreement also provides for various milestone payments to QIMR Berghofer based on achievement of certain developmental and regulatory milestones. In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR Berghofer.

Other In-License and Collaboration Agreements

From time to time, we have entered into other license and collaboration agreements with other parties. For example, we licensed rights related to our MSK-partnered next-generation CAR T programs from the National Institutes of Health in December 2018.

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of March 31, 2026 and December 31, 2025, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of March 31, 2026 and December 31, 2025, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of March 31, 2026 and December 31, 2025.

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

On March 23, 2026, a putative shareholder class action captioned Kuang v. Atara Biotherapeutics, Inc. et al, was filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. For additional information, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q. The Company believes that the complaint is without merit and intends to vigorously defend against it. Based on information available to the Company at present, any loss is neither probable nor reasonably estimable, and accordingly the Company has not accrued any liability associated with this action.

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of March 31, 2026 and December 31, 2025.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the three months ended March 31, 2026. As of March 31, 2026 pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the three months ended March 31, 2026. As of March 31, 2026, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the three months ended March 31, 2026 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of March 31, 2026.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No September 2024 pre-funded warrants were exercised during the three months ended March 31, 2026 and as of March 31, 2026, pre-funded warrants to purchase 3,596,146 shares of our common stock from the September 2024 direct offering were outstanding.

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

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the three months ended March 31, 2026, 630,575 of the May 2025 pre-funded warrants were exercised. As of March 31, 2026, pre-funded warrants to purchase 907,796 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCR Molag Fund L.P. (HCRx). Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time $9.0 million cash payment associated with the achievement of a certain milestone within the A&R Commercialization Agreement dated October 31, 2023 with Pierre Fabre Medicament (see Note 6), as amended, from June 30, 2026 to January 1, 2028. In connection with the HCRx Amendment, the Company issued a warrant to purchase up to 400,000 shares of the

Company’s common stock. The Company recorded these equity warrants as a charge of $1.7 million, netted against the liability from the sale of the future HCRx royalties. As of March 31, 2026, warrants to purchase 400,000 shares of our common stock from the HCRx Amendment were outstanding.

ATM Facilities

In the past five years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (2021 ATM Facility) and in November 2023 (2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

During the three months ended March 31, 2026, we sold an aggregate of 493,117 shares of common stock under the 2023 ATM Facility, at an average price of $6.08 per share, for gross proceeds of $3.0 million and net proceeds of $2.9 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2026, $84.2 million of common stock remained available to be sold under the 2023 ATM Facility. Subsequent to March 31, 2026, we sold an aggregate of 497,900 shares of our common stock under the 2023 ATM Facility at an average price of $9.84 per share, for net proceeds of $4.8 million, after deducting commission expenses payable by us.

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

As of March 31, 2026, a total of 69,330 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of March 31, 2026, a total of 379,860 shares of common stock were reserved for issuance under the 2024 EIP, of which 62,918 shares were available for future grant and 316,942 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of March 31, 2026, 149,797 shares of common stock were reserved for issuance under the Inducement Plan, of which 141,289 shares were available for future grant and 8,508 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	216,048	$9.72
Granted	169,500	$6.68
Forfeited	(235)	$33.16
Vested	(62,623)	$13.74
Balance as of March 31, 2026	322,690	$7.33

As of March 31, 2026, there was $2.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.5 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	72,290	$191.81	6.2	$23
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(200)	583.00	—	—
Balance as of March 31, 2026	72,090	$190.71	5.3	$—
Vested and expected to vest as of March 31, 2026	72,090	$190.71	5.3	$-
Exercisable as of March 31, 2026	72,090	$190.71	5.3	$-

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on March 31, 2026 and the exercise price of outstanding, in-the-money options. As of March 31, 2026, there was no unrecognized stock-based compensation expense related to stock options.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. For the three months ended March 31,2026 the amount of expense related to the 2014 ESPP was immaterial.

As of March 31, 2026, there was $3,000 of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of second quarter of 2026. As of March 31, 2026, there were 139,283 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of March 31, 2026:

Total Shares Reserved
2014 Equity Incentive Plan	69,330
2018 Inducement Plan	149,797
2024 Equity Incentive Plan	379,860
2014 Employee Stock Purchase Plan	20,806
Total reserved shares of common stock	619,793

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$276	$1,598
General and administrative	$473	2,611
Total stock-based compensation expense	$749	$4,209

11.
Supplemental Balance Sheet Information

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued operating expenses	$1,754	$1,798
Current portion of operating lease liabilities	1,014	1,028
Other accrued liabilities	171	150
Total other current liabilities	$2,939	$2,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our biologics license application (BLA) for tab-cel by the United States Food and Drug Administration (FDA) and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31.0 million in exchange for the right to receive an additional $15.0 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

We entered into research collaborations with leading academic institutions such as Memorial Sloan Kettering Cancer Center (MSK) and the Council of the Queensland Institute of Medical Research (QIMR Berghofer) pursuant to which we acquired rights to novel and proprietary technologies and programs. In May 2025, we returned the rights to the ATA188 and EBV Vaccine programs to QIMR Berghofer.

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

We have executed various strategic reductions in force over the past several years. As of March 31, 2026 and December 31, 2025, we had approximately $0.1 million and $0.9 million, respectively, of further separation payments and benefits required for these reductions in force. In the three months ended March 31, 2026 expenses related to reductions in force were $0. In the three months ended March 31, 2025 expenses related to reductions in force were approximately $9.8 million.

In January 2025, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (Response Letter) for the Biologics License Application (BLA) for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter only cited findings that arose during a pre-license inspection of a third party manufacturing facility for tab-cel. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel. Additionally, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold is directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. In May 2025, the FDA notified us that we have satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds. In May 2025, we aligned with the FDA on a plan to address the issues raised by the FDA in the Response Letter and the path forward for resubmission of the tab-cel BLA at a Type A meeting. In July 2025, we resubmitted, and the FDA accepted, the tab-cel BLA. In January 2026, the FDA issued a second Complete Response Letter (Second Complete Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA has granted, a Type A meeting to address the FDA's concerns in the Second Complete Response Letter. In April 2026, Pierre Fabre, with our support, had a productive meeting with the FDA and discussed with the FDA a potential path forward to resubmitting the tab-cel BLA. The FDA agreed that a single arm study using an appropriate historical control applicable to the trial population, conducted in a pre-specified manner, could serve as an adequate and well controlled study and provide safety and efficacy data in support of a future marketing application of tab-cel for the proposed indication. We plan to continue supporting Pierre Fabre as Pierre Fabre works with the FDA to reach alignment on a resubmission plan for the tab-cel BLA. We anticipate providing a regulatory update in the third quarter of 2026.

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

Pipeline

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

•
In January 2026, the FDA issued a second Complete Response Letter (Second Complete Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.
•
In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA granted, a Type A meeting to address the FDA's concerns raised in the Second Complete Response Letter.

•
In April 2026, Pierre Fabre, with our support, had a productive meeting with the FDA and discussed with the FDA a potential path forward to resubmitting the tab-cel BLA. The FDA agreed that a single arm study using an appropriate historical control applicable to the trial population, conducted in a pre-specified manner, could serve as an adequate and well controlled study and provide safety and efficacy data in support of a future marketing application of tab-cel for the proposed indication. We plan to continue supporting Pierre Fabre as Pierre Fabre works with the FDA to reach alignment on a resubmission plan for the tab-cel BLA.

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

We have also discontinued some programs and will return the programs to our collaborators. For example, in May 2025 we returned the rights to ATA188 and the EBV vaccine to QIMR Berghofer.

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

Our net income (loss) was ($4.1) million and $38.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of March 31, 2026, our cash, cash equivalents and short-term investments totaled $8.4 million, which we intend to use to fund our operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2026 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Commercialization revenue	$516	$98,149	$(97,633)

Commercialization revenues were $0.5 million for the three months ended March 31, 2026 as compared to $98.1 million in the comparative 2025 period. The revenue in the prior-year period reflects the transfer of tab‑cel manufacturing responsibilities to Pierre Fabre on March 31, 2025, which resulted in a one‑time acceleration of revenue recognized upon satisfaction of substantially all commercialization and transition‑related performance obligations. In the current period, commercialization revenues relate solely to ongoing regulatory activities, resulting in significantly lower revenue recognized during the three months ended March 31, 2026.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Cost of commercialization revenue	$124	$20,439	$(20,315)

Cost of commercialization revenue was $0.1 million for the three months ended March 31, 2026, as compared to $20.4 million in the comparative 2025 period. The decrease in the 2026 period is primarily due to the recognition of deferred cost of commercialization revenue in the prior-year period upon the transfer of manufacturing responsibilities to Pierre Fabre on March 31, 2025.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Technical operations and quality expenses	$1,036	$19,273	$(18,237)
Medical and safety expenses	(1,348)	5,334	$(6,682)
Regulatory expenses	476	2,826	(2,350)
Total research and development expenses	$164	$27,433	$(27,269)

Technical operations and quality expenses were $1.0 million in the three months ended March 31, 2026, as compared to $19.3 million in the comparative 2025 period. The decrease in 2026 was primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025 and reduced headcount following the 2025 reductions in force.

In the three months ended March 31, 2026 medical and safety expenses were approximately ($1.3) million, which reflects a change in estimate of final clinical related costs upon agreement being reached in this period. In the three months ended March 31, 2025 medical and safety expenses totaled $5.3 million. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force, transition of tab-cel clinical trials to Pierre Fabre in July 2025, and termination of the ATA3219 phase 1 trials after decision to pause research and development for CAR T assets in March 2025.

Regulatory expenses were $0.5 million in the three months ended March 31, 2026, as compared to $2.8 million in the comparative 2025 period. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force.

General and administrative expenses

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
General and administrative expenses	$3,597	$11,475	$(7,878)

General and administrative expenses were $3.6 million in the three months ended March 31, 2026, as compared to $11.5 million in the respective comparative 2025 period. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force and lower general and administrative expenses.

Other income (expense), net

	Three Months Ended March 31,
			Increase
	2026	2025	(Decrease)
	(in thousands)
Interest income	$54	$236	$(182)
Interest expense	(830)	(1,017)	187
Other income (expense), net	—	(11)	11
Total other income (expense), net	$(776)	$(792)	$16

Interest income was $54,000 in the three months ended March 31, 2026, as compared to $0.2 million in the comparative 2025 period. The decrease in the 2026 period was primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $0.8 million in three months ended March 31, 2026, as compared to $1.0 million in the comparative 2025 period, primarily due to lower finance lease interest expense.

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

In the past five years, we have entered into two separate sales agreements with Cowen and Company, LLC (Cowen): in November 2021 (2021 ATM Facility) and in November 2023 (2023 ATM Facility). Each ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). Upon the effectiveness of the 2023 Registration Statement, the 2021 ATM Facility was terminated, and no further sales can be made under the 2021 ATM Facility. The issuance and sale of these shares by us pursuant to the ATM facilities are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under each ATM facility.

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

During the three months ended March 31, 2026, we sold an aggregate of 493,117 shares of common stock under the 2023 ATM Facility, at an average price of $6.08 per share, for gross proceeds of $3.0 million and net proceeds of $2.9 million, after deducting commissions and other offering expenses payable by us.

As of March 31, 2026, we had $84.2 million of common stock remaining and available to be sold under the 2023 ATM Facility. Subsequent to March 31, 2026, we sold an aggregate of 497,900 shares of our common stock under the 2023 ATM Facility at an average price of $9.84 per share, for net proceeds of $4.8 million, after deducting commission expenses payable by us.

In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third party manufacturing facility to address the FDA's requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

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

As of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to FormS-3. Consistent with a recent SEC Corporation Finance Interpretation, the limitations of General Instruction I.B.6 of Form S-3 do not apply to the 2023 ATM Facility.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash and cash equivalents totaled $8.4 million and $8.5 million as of March 31, 2026 and December 31, 2025, respectively.

Cash Flows

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(3,073)	$(28,138)
Investing activities	—	17,199
Financing activities	2,951	(250)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(122)	$(11,189)

Operating activities

Net cash used in operating activities was $3.1 million in the three months ended March 31, 2026 as compared to $28.1 million in the comparative 2025 period. The decrease of $25.0 million was primarily due to lower compensation-related costs resulting from lower headcount driven by the 2025 reductions in force, as well as transition of tab-cel clinical trials and manufacturing activities to Pierre Fabre in 2025.

Investing activities

Net cash provided by investing activities in the three months ended March 31, 2026 was $0 as compared to $17.2 million in the comparative 2025 period, primarily reflecting proceeds from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the three months ended March 31, 2026 consisted of $3.0 million of net proceeds received from the 2023 ATM Facility. Net cash used in financing activities in the comparative 2025 period primarily consisted of $0.3 million in principal payments on finance lease obligations.

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

Our existing cash, cash equivalents and short-term investments as of March 31, 2026 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating and finance leases and contracts we enter into in the normal course of business with CROs for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 other than those previously discussed in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2026, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2026, a putative shareholder class action captioned Kuang v. Atara Biotherapeutics, Inc., et al., No.2:26-cv-03083 (the “Class Action”), was filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers (collectively, “Defendants”). The complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder on behalf of purchasers or acquirers of the Company’s securities from May 20, 2024 through January 9, 2026. The complaint alleges, among other things, that Defendants made materially false or misleading statements and omissions regarding alleged manufacturing issues, alleged deficiencies in the Company’s Phase 3 ALLELE study of tabelecleucel for the treatment of Epstein-Barr virus-positive post-transplant lymphoproliferative disease, and the likelihood of FDA approval and regulatory prospects for the Company’s Biologics License Application for tabelecleucel. Defendants’ deadline to respond to or file a motion to dismiss the Class Action is expected to follow appointment of a Lead Plaintiff and filing of an amended complaint.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception, with the exception of the twelve months ended December 31, 2025. For the three months ended March 31, 2026, we reported a net loss of $4.1 million.

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

As of March 31, 2026, we had total cash and cash equivalents of $8.4 million. Our existing cash, cash equivalents and short-term investments as of March 31, 2026 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; issuance of debt; and/or execution of strategic transactions. We may also need to raise additional funding as required based on the status of our development program and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. In addition, as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities of our product candidate, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA's decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party manufacturing facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. In January 2026, we received a second Complete Response Letter from the FDA (Second Complete Response Letter) claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process, and FDA or comparable foreign regulatory authorities may ultimately disagree with study findings. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy traits despite having progressed through preclinical and clinical studies.

We may experience delays in our ongoing or future clinical studies and we do not know whether clinical studies will begin or enroll subjects on time, will need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or comparable foreign regulatory authorities will not put clinical studies of any of our product candidates on clinical hold in the future. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold was directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. Our ATA3219 product candidate is manufactured at a separate, fully compliant GMP-certified facility, the starting material used in its production are affected by the compliance issues at the same third party facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. In January 2026, we received the Second Complete Response Letter claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.

The FDA or comparable foreign regulatory authorities may also modify standards related to clinical trials, and these changes may limit, delay or prevent completion of clinical trials or use of clinical trial data. In the US, FDA officials stated that randomized clinical trials will generally be the standard for CAR T cell therapy. In addition, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database, called the Clinical Trials Information System (CTIS), for the submission and authorization of clinical trial applications. Statements or other changes by the FDA or comparable foreign regulatory authorities may delay the commencement or completion of clinical studies and/or ultimately lead to the denial of regulatory approval of our product candidates.

Recent and potential further turnover in FDA leadership, particularly at the Center for Biologics Evaluation and Research (CBER), could adversely affect the regulatory review of the tab-cel BLA and the outcome of Pierre Fabre’s recent Type A meeting. Tab-cel is regulated by the FDA as a biological product and is subject to review by CBER. CBER has experienced publicly reported leadership turnover and uncertainty during the past twelve months, including reported changes in, and potential further changes to, the position of CBER Director. Changes in CBER leadership, and related changes in reviewing staff, review priorities, practices, or interpretive positions, could result in changes in the scientific or regulatory standards applied to tab-cel, in the positions taken on key issues raised in the second Complete Response Letter (including the adequacy of the ALLELE study’s design, conduct, and analysis to provide substantial evidence of effectiveness), in the composition or pace of subsequent regulatory interactions, or in the FDA’s willingness to accept proposals developed at or following the Type A meeting that had been previously discussed with prior CBER leadership.

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

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and could materially adversely affect our business, financial condition, results of operations, cash flows and prospects. Separately, loss or narrowing of orphan drug designation or exclusivity, whether as a result of any of the matters described above or otherwise, could have collateral consequences beyond the loss of exclusivity itself. For example, tab-cel may no longer qualify for the exemption applicable to orphan drug products under Annex IV to the April 2026 Proclamation (as defined below) from tariffs on specified imported pharmaceutical products, which could adversely affect the commercial viability of tab-cel in the United States if approved. See the risk factor captioned “Current and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and affect the prices for our product and product candidates.” below for additional information on the April 2026 Proclamation.

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

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our partners' CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and cGTP. Our, or our partners', failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and the ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. We also may encounter problems with the following:

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

In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. To meet our supply needs for clinical materials to support our activities for our product candidates resulting from our next-generation CAR T programs or any other product candidates, we will need to transition the manufacturing of these materials to a CMO. Regardless of where production occurs, we will need to develop relationships with suppliers of critical starting materials or reagents, increase the scale of production and demonstrate comparability and/or non-inferiority of the material produced at these facilities to the material that was previously produced. Transferring manufacturing processes, analytical methods and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.

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

In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA lifted the clinical holds for the tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved.

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
•
the availability of coverage and adequate reimbursement from, and our commercialization partners' ability to negotiate pricing with, third party payors and government authorities;
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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and due to subsequent legislation, will stay in effect through fiscal year 2032. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA allows Medicare to: establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. The Centers for Medicare and Medicaid (CMS) has and continues to take steps to implement the IRA, including negotiating and publishing "maximum fair prices" for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. In January 2026, the White House released information on the “Great Healthcare Plan”, which included proposals to codify most-favored nation drug pricing, expand access to over-the-counter pharmaceuticals, increase transparency requirements for health insurers, cut payments to pharmacy benefit managers, and expand the use of health savings accounts. President Trump has also signed multiple executive orders addressing prescription drug pricing and access, including an order on May 12, 2025 aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing. For example, in November 2025, CMS announced a new voluntary payment initiative, the GENErating cost Reductions for U.S. Medicaid Model (GENEROUS) Model, where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. In December 2025, the Trump Administration released Proposed Rules for two new mandatory models: the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Models, which would impose international benchmarks for certain drugs covered by Medicare Part B and Medicare Part D, respectively.

On April 2, 2026, President Trump issued a proclamation pursuant to Section 232 of the Trade Expansion Act of 1962 (April 2026 Proclamation), which, among other things, directs the imposition of tariffs on specified imported pharmaceutical products and active pharmaceutical ingredients, subject to the exemptions set forth in Annex IV of the April 2026 Proclamation.Annex IV includes, among other categories, products designated as orphan drugs by the FDA. While tab-cel has received FDA orphan drug designation for the treatment of EBV+ PTLD following hematopoietic cell transplant or solid organ transplant and Breakthrough Therapy Designation for the treatment of patients with EBV+ PTLD after hematopoietic cell transplant who have failed rituximab and we believe tab-cel is likely to qualify for the orphan drug exemption from Section 232 tariffs, we cannot assure you that the scope and application of the orphan drug carve-out will remain as currently drafted, or will not be narrowed, modified, or eliminated by subsequent executive, legislative, or administrative action; the carve-out will continue to apply if tab-cel is approved for any non-orphan indication or if tab-cel’s orphan drug designation or exclusivity is lost, narrowed, or not maintained; additional tariffs, import restrictions, or other trade measures will not be imposed on pharmaceutical products generally or on products imported from the European Union specifically, outside the framework of the April 2026 Proclamation, including through retaliatory measures imposed by the European Union or other jurisdictions; Pierre Fabre will be able to pass any incremental cost of tariffs through to payors, providers, or patients without adversely affecting the commercial viability of tab-cel in the United States or the pricing and reimbursement available for tab-cel; or tariffs or other trade measures, if imposed, will not cause delays, cost increases, or disruptions in Pierre Fabre’s supply chain or in the timing of a U.S. commercial launch of tab-cel, if approved.

Other recent administrative actions may affect our partner's upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, CMS continues to publish new regulations and guidance that revise key components of government pricing programs such as the Medicaid Drug Rebate Program and Medicare Part B. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. However, HRSA withdrew this proposal in January 2026 following litigation that resulted in a federal court granting a temporary restraining order to block the program and has since requested information from stakeholders as to alternative rebate models. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third party payors.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews, issuing information requests to manufacturers to determine whether upper payment limits may be justified, and implementing upper payment limits. Furthermore, the increased emphasis on managed healthcare in the U.S. and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

As of March 31, 2026, we had 13 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2025 through March 31, 2026, the reported sale price of our common stock has fluctuated between $3.92 and $19.15 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

Class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources, which could result in delays of our clinical studies or our partners’ commercialization efforts. For example, on March 23, 2026, a putative securities class action captioned Kuang v. Atara Biotherapeutics, Inc., et al. was filed against us and certain of our current and former officers asserting claims based on alleged misstatements and omissions relating to manufacturing issues, the Phase 3 ALLELE study of tab-cel, and the likelihood of FDA approval of the tab-cel BLA. For additional information, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q.

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

We have been notified by The Nasdaq Stock Market LLC (Nasdaq) of our failure to comply with one of its continued listing standards. If we continue to fail to meet the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum market value of $50 million for listed securities (the MVLS Requirement). If the market value of our listed securities (MVLS) falls below $50 million for 30 consecutive business days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. On April 30, 2026, we received a notice from the Listing Qualifications Department (the Staff) of Nasdaq notifying us that we no longer meet the MVLS Requirement for continued listing on the Nasdaq Global Select Market based on Nasdaq's review of the market value of our common stock from March 18, 2026 through April 29, 2026.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until October 27, 2026 (the Compliance Date), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, our MVLS closes at $50 million or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we have regained compliance with the MVLS Requirement. Nasdaq may, however, in its discretion, require us to demonstrate compliance for a longer period, but generally no more than 20 consecutive business days, before determining that we have demonstrated an ability to maintain long-term compliance.

We intend to actively monitor the market value of our listed securities. We may evaluate and consider available options for regaining compliance with the MVLS Requirement, which could include applying for a transfer to The Nasdaq Capital Market. However, there can be no assurance that we will take any specific action or be able to regain compliance with the MVLS Requirement. If we do not regain compliance with the MVLS Requirement by the Compliance Date and we are not eligible for an additional compliance period, or Nasdaq concludes that we will not be able to cure the deficiency during the additional compliance period, Nasdaq will provide us written notification that our common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel (Hearings Panel). However, there can be no assurance that such appeal would be successful. If a Hearings Panel appeal does not result in Nasdaq granting us an extension of time to achieve compliance with the MVLS Requirement, our common stock will be delisted from the Nasdaq Global Select Market.

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
•
the number of market markers in our common stock;
•
the availability of information concerning the trading prices and volume of our common stock; and
•
the number of broker-dealers willing to execute trades in shares of our common stock.

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

As of March 31, 2026, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent states will conform to all or portions of the Tax Act and the CARES Act.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Two of our corporate locations are located in California, an area prone to earthquakes and fires. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, including, for example, the COVID-19 pandemic.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. This framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

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

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

4.1	Form of Warrant	8-K	001-36548	4.1	2/23/2026

10.1	Sublease Agreement between Atara Biotherapeutics, Inc. and 20Bloc dated April 24, 2026					X

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.					X

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
Date: May 12, 2026

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Yanina Grant-Huerta
Yanina Grant-Huerta
Chief Accounting Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)