Form 10-Q
period 2026-06-30
Atara Biotherapeutics, Inc.
filed 2026-08-12
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of outstanding shares of the Registrant’s Common Stock as of August 10, 2026 was 10,037,710 shares.

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
•
the revision of the legislation on pharmaceuticals such as in the EU, changes in governmental administration, or changes in leadership at relevant regulatory agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products;
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

Atara Biotherapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$3,221	$8,482
Short-term investments	6,652	-
Accounts receivable	318	1,253
Other current assets	3,339	2,477
Total current assets	13,530	12,212
Property and equipment, net	41	73
Operating lease assets	6,688	7,064
Other assets	765	886
Total assets	$21,024	$20,235

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$824	$127
Accrued compensation	699	1,271
Accrued research and development expenses	57	82
Deferred revenue	775	716
Liability related to the sale of future revenues – current portion	1,032	9,750
Other current liabilities	3,460	2,976
Total current liabilities	6,847	14,922
Operating lease liabilities – long-term	8,782	9,347
Liability related to the sale of future revenues – long-term	40,506	32,673
Other long-term liabilities	1,885	1,795
Total liabilities	58,020	58,737

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of June 30, 2026 and December 31, 2025; 9,443 and 7,324 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,993,849	1,983,361
Accumulated other comprehensive income (loss)	(2)	1
Accumulated deficit	(2,030,844)	(2,021,865)
Total stockholders’ equity (deficit)	(36,996)	(38,502)
Total liabilities and stockholders’ equity (deficit)	$21,024	$20,235

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercialization revenue	$630	$17,575	$1,146	$115,724
Costs and operating expenses:
Cost of commercialization revenue	191	554	315	20,993
Research and development expenses	1,345	7,310	1,509	34,743
General and administrative expenses	3,814	6,514	7,411	17,989
Total costs and operating expenses	5,350	14,378	9,235	73,725
Income (loss) from operations	(4,720)	3,197	(8,089)	41,999
Other income (expense), net:
Interest income	78	143	132	379
Interest expense	(191)	(972)	(1,021)	(1,989)
Other income (expense), net	—	22	—	11
Total other income (expense), net	(113)	(807)	(889)	(1,599)
Income (loss) before provision for (benefit from) income taxes	(4,833)	2,390	(8,978)	40,400
Provision for (benefit from) income taxes	1	3	1	3
Net income (loss)	$(4,834)	$2,387	$(8,979)	$40,397
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(2)	—	(3)	(8)
Comprehensive income (loss)	$(4,836)	$2,387	$(8,982)	$40,389

Basic (loss) earnings per common share	$(0.32)	$0.20	$(0.62)	$3.52
Diluted (loss) earnings per common share	$(0.32)	$0.19	$(0.62)	$3.49

Basic and diluted weighted-average shares outstanding	15,033	12,197	14,560	11,484
Diluted weighted-average shares outstanding	15,033	12,310	14,560	11,576

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2026	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2026	7,324	$1	$1,983,361	$1	$(2,021,865)	(38,502)
Issuance of pre-funded warrants in connection with HCRx Amendment	—	—	$1,672	—	—	1,672
Issuance of common stock through ATM facilities, net of commissions and offering costs of $82	493	—	2,915	—	—	2,915
Exercise of pre-funded warrants	630	—	—	—	—	—
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	749	—	—	749
Net (loss) income	—	—	—	—	(4,145)	(4,145)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1)	—	(1)
Balance as of March 31, 2026	8,512	$1	$1,988,697	$—	$(2,026,010)	$(37,312)
Issuance of common stock through ATM facilities, net of commissions & offering cost of $145	498	—	4,758	—	—	4,758
Stock-based compensation expense		—	394	—	—	394
Exercise of pre-funded warrants	362	—	—	—		—
RSU settlements, net of shares withheld	71	—	—	—	—	—
Net (loss) income	—	—	—	—	(4,834)	(4,834)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(2)	—	(2)
Balance as of June 30, 2026	9,443	$1	$1,993,849	$(2)	$(2,030,844)	$(36,996)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Six Months Ended June 30, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)
Issuance of pre-funded warrants to purchase common stock through an underwritten registered direct offering, net of offering costs of $522	834	—	14,843	—	—	14,843
RSU settlements, net of shares withheld	220	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	—	—	1	—	—	1
Stock-based compensation expense	—	—	2,801	—	—	2,801
Net (loss) income	—	—	—	—	2,387	2,387
Balance as of June 30, 2025	6,978	$1	$1,979,114	$-	$(2,014,156)	$(35,041)

See accompanying notes to the condensed consolidated financial statements.

Atara Biotherapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(8,979)	$40,397
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,143	7,010
Depreciation and amortization expense	43	2,031
Accretion of liability related to sale of future revenues	987	1,809
Amortization (accretion) of investment premiums (discounts)	(29)	258
Non-cash operating lease expense	376	4,413
Loss on impairment of lease right-of-use asset	—	4,130
Gain on derecognition of lease liabilities	—	(1,167)
Other non-cash items, net	100	547
Changes in operating assets and liabilities:
Accounts receivable	935	1,482
Inventories	—	10,655
Other current assets	(862)	6,211
Other assets	110	(4)
Accounts payable	697	(3,066)
Accrued compensation	(572)	(4,037)
Accrued research and development expenses	(25)	(7,013)
Other current liabilities	81	(1,438)
Deferred revenue	59	(93,485)
Operating lease liabilities	(496)	(4,190)
Other long-term liabilities	21	1
Net cash used in operating activities	(6,411)	(35,456)
Investing activities
Purchases of short-term investments	(6,626)	(5,419)
Proceeds from maturities and sales of short-term investments	—	17,199
Proceeds from sale of property and equipment	—	349
Net cash (used in) provided by investing activities	(6,626)	12,129
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	7,776	—
Proceeds from sale of pre-funded warrants to purchase common stock in an underwritten registered direct offering or registered direct offering, net	—	15,304
Proceeds from employee stock awards	—	1
Principal payments on finance lease obligations	—	(250)
Other financing activities, net	—	(1)
Net cash provided by financing activities	7,776	15,054
Increase (decrease) in cash, cash equivalents and restricted cash	(5,261)	(8,273)
Cash, cash equivalents and restricted cash at beginning of period	8,482	25,176
Cash, cash equivalents and restricted cash at end of period	$3,221	$16,903
Non-cash financing activities
Issuance of pre-funded warrants in connection with HCRx Amendment	$1,672	$—
Accrued costs related to underwritten registered direct offering	$—	$461
Accrued costs related to ATM facility	$103	$—

Supplemental cash flow disclosure
Cash paid for interest	$229	$118
Cash paid for income taxes	$1	$3

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

We have executed various strategic reductions in force over the past several years. As of June 30, 2026 and December 31, 2025, we had approximately $0.8 million and $0.9 million, respectively of further separation payments and benefits. In the three and six months ended June 30, 2026 expenses related to reductions in force were $0.8 million. In the three and six months ended June 30, 2025 expenses related to reductions in force were approximately $1.5 million and $11.3 million, respectively.

In June 2026, we executed a reduction in force of, at that time, approximately 23% of our total workforce, retaining approximately 10 employees essential to executing on our strategic priorities. We recognized approximately $0.8 million in total severance and related benefits as a result of this reduction in force. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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

Going Concern

With the exception of the year ended December 31, 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of June 30, 2026, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$630	$17,575	$1,146	$115,724
Less:
Cost of commercialization revenue	191	554	315	20,993
Technical operations and quality expense	930	2,537	1,966	21,810
Medical and safety expense	123	3,628	(1,224)	8,963
Regulatory expense	292	1,145	767	3,970
General and administrative expense	3,814	6,514	7,411	17,989
Other segment items*	114	810	890	1,602
Net income (loss)	$(4,834)	$2,387	$(8,979)	$40,397

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

Substantially all of our assets are located in the U.S. All commercialization revenue recognized in the three and six months ended June 30, 2026 and 2025 was related to our agreements with Pierre Fabre, a French company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Weighted average shares outstanding – Basic	15,033	12,197	14,560	11,484
Effect of dilutive securities	—	113	—	92
Weighted average shares outstanding – Diluted	15,033	12,310	14,560	11,576

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	As of June 30, 2026
	2026	2025
Unvested RSUs	83,352	197,389
Vested and unvested options	67,788	178,764
ESPP share purchase rights	711	1,864
Total	151,851	378,017

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of June 30, 2026:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)

Money market funds	Level 1	$1,464	$—	$—	$1,464
U.S. Treasury obligations	Level 2	8,151	—	(2)	8,149
Total available-for-sale securities		9,615	—	(2)	9,613
Less: amounts classified as cash equivalents		(2,961)	—	—	(2,961)
Amounts classified as short-term investments		$6,654	$—	$(2)	$6,652

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025:	Input Level	Cost	Gain	Loss	Fair Value
		(in thousands)
Money market funds	Level 1	$3,528	$—	$—	$3,528
U.S. Treasury obligations	Level 2	4,692	1	—	4,693
Total available-for-sale securities		8,220	1	—	8,221
Less: amounts classified as cash equivalents		(8,220)	(1)	—	(8,221)
Amounts classified as short-term investments		$—	$—	$—	$—

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of June 30, 2026		As of December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)		(in thousands)
Maturing within one year	$9,615	$9,613	$8,220	$8,221
Total available-for-sale securities	$9,615	$9,613	$8,220	$8,221

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of June 30, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the six months ended June 30, 2026 and 2025, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the six months ended June 30, 2026 and 2025.

Our cash, cash equivalents and short-term investments totaled $9.9 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively.

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

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Sciences Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. As of June 30, 2026, there is approximately $0.8 million of deferred revenue remaining associated with the Additional Territory Obligation to be recognized upon completion of certain regulatory obligations. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the six months ended June 30, 2026 was as follows:

June 30, 2026
(in thousands)
Deferred revenue, January 1, 2026	$716
Additions	209
Recognized into commercialization revenue	(150)
Deferred revenue June 30, 2026	775
Less: deferred revenue – current portion	(775)
Deferred revenue – long-term, June 30, 2026	-

During the six months ended June 30, 2026, we recognized approximately $60,000 of revenue that was included in the deferred revenue balance as of December 31, 2025.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Such costs were $0.2 million for both the three and six months ended June 30, 2026, and such costs were $4.0 million and $11.1 million for the three and six months ended June 30, 2025, respectively.

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

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCRx. Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time cash payment of $9.0 million associated with the achievement of a certain milestone within the A&R Commercialization Agreement, as amended, from June 30, 2026 to January 1, 2028. In connection with the Amendment, the Company issued a warrant to purchase up to 400,000 shares of the Company’s common stock. As of June 30, 2026, such warrant has not been exercised.

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

To determine the amortization of the recorded liability, we are required to estimate the total amount of future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest expense over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest expense under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. On June 30, 2026, the annual effective interest rate was approximately 2%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and amortization of the liability as necessary.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the six months ended June 30, 2026:

June 30, 2026
(in thousands)
Liability related to sale of future revenues as of January 1, 2026	$42,423
Reduction of debt in exchange for pre-funded warrants	(1,672)
Accretion of interest expense on liability related to sale of future revenues	987
Amortization of debt discount and debt issuance costs	30
Repayment of the liability	(230)
Liability related to the sale of future revenues as of June 30, 2026	41,538
Less: current portion	(1,032)
Liability related to sale of future revenues - long-term	$40,506

7. Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expired in February 2026 and for which we had the option to extend the lease for an additional period of five years after the initial term.

In February 2025, we vacated this office space prior to the termination of the lease, resulting in the abandonment of the right-of-use asset. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized accelerated amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses. The lease associated with the Thousand Oaks office ended in February 2026, and no lease liability remained on our balance sheet as of June 30, 2026.

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

We have no finance leases as of June 30, 2026. The maturities of lease liabilities under our operating leases as of June 30, 2026 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2026	$937
2027	1,942
2028	2,000
2029	2,061
2030	2,122
Thereafter	3,981
Total lease payments	$13,043
Less: amount representing interest	(3,164)
Present value of lease liabilities	$9,879

Balance as of June 30, 2026
Other current liabilities	$1,097
Operating lease liabilities - long-term	8,782
Total	$9,879

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost:
Operating lease cost	$196	$651	$391	$4,398
Short-term lease cost	—	—	—	42
Total operating lease cost	$196	$651	$391	$4,440
Finance lease cost:
Amortization expense	$—	$—	$—	$240
Interest on lease liabilities	—	—	—	66
Total finance lease cost	$—	$—	$—	$306

Other information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$482	$5,127
Operating cash flows for finance leases	—	66
Financing cash flows for finance leases	—	250

Decrease in operating lease liabilities upon derecognition	$—	$20,237
Decrease in finance lease liabilities upon derecognition	—	1,918

Weighted Average Remaining Lease Term
Operating leases	6.4	6.9
Weighted Average Discount Rate
Operating leases	8.8%	9.6%

8.
Restructuring

We have executed various strategic reductions in force over the past several years. As of June 30, 2026 and December 31, 2025, we had approximately $0.8 million and $0.9 million, respectively of further separation payments and benefits. In the three and six months ended June 30, 2026 expenses related to reductions in force were $0.8 million. In the three and six months ended June 30, 2025 expenses related to reductions in force were approximately $1.5 million and $11.3 million, respectively.

In June 2026, we executed a reduction in force of, at that time, approximately 23% of our total workforce, retaining approximately 10 employees essential to executing on our strategic priorities. We recognized approximately $0.8 million in total severance and related benefits as a result of this reduction in force. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expense	$—	$944	$—	$9,293
General and administrative expense	767	579	767	2,043
Total restructuring charges	$767	$1,523	$767	$11,336

The following restructuring liability activity was recorded in connection with the reductions in force for the six months ended June 30, 2026:

June 30, 2026
(in thousands)
Liability balance, January 1, 2026	$871
Restructuring charges	767
Cash payments	(871)
Liability balance, June 30, 2026	$767

Of the liability balance as of June 30, 2026, $0.7 million is recorded within other current liabilities and $0.1 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. The liability balance as of December 31, 2025 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of June 30, 2026 and December 31, 2025, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of June 30, 2026 and December 31, 2025, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of June 30, 2026 and December 31, 2025.

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

On March 23, 2026, a putative shareholder class action captioned Kuang v. Atara Biotherapeutics, Inc. et al, was filed in the U.S. District Court for the Central District of California against the Company and certain of its current and former officers, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. For additional information, see Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q. The Company believes that the allegations are without merit and intends to vigorously defend against them. Based on information available to the Company at present, any loss is neither probable nor reasonably estimable, and accordingly the Company has not accrued any liability associated with this action.

10.
Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of June 30, 2026 and December 31, 2025.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No July 2019 pre-funded warrants were exercised during the six months ended June 30, 2026. As of June 30, 2026 pre-funded warrants to purchase 101,089 shares of our common stock from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. No May 2020 or December 2020 pre-funded warrants were exercised during the six months ended June 30, 2026. As of June 30, 2026, 38,735 and 55,387 of the pre-funded warrants to purchase shares of our common stock issued and sold as part of the May 2020 and December 2020 underwritten public offerings, respectively, were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the six months ended June 30, 2026 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of June 30, 2026.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the six months ended June 30, 2026, 360,976 of the September 2024 pre-funded warrants were exercised. As of June 30, 2026, pre-funded warrants to purchase 3,235,170 shares of our common stock from the September 2024 direct offering were outstanding.

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

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder's election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the six months ended June 30, 2026, 630,575 of the May 2025 pre-funded warrants were exercised. As of June 30, 2026, pre-funded warrants to purchase 907,796 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCR Molag Fund L.P. (HCRx). Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time

$9.0 million cash payment associated with the achievement of a certain milestone within the A&R Commercialization Agreement dated October 31, 2023 with Pierre Fabre Medicament (see Note 6), as amended, from June 30, 2026 to January 1, 2028. In connection with the HCRx Amendment, the Company issued a warrant to purchase up to 400,000 shares of the Company’s common stock. The Company recorded these equity warrants as a charge of $1.7 million, netted against the liability from the sale of the future HCRx royalties. As of June 30, 2026, warrants to purchase 400,000 shares of our common stock from the HCRx Amendment were outstanding.

ATM Facilities

We entered into a sales agreement with Cowen and Company, LLC (Cowen) in November 2023 (2023 ATM Facility). The ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under the ATM facility.

During the six months ended June 30, 2026, we sold an aggregate of 991,017 shares of common stock under the 2023 ATM Facility, at an average price of $7.97 per share, for gross proceeds of $7.9 million and net proceeds of $7.7 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2026, $79.3 million of common stock remained available to be sold under the 2023 ATM Facility.

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

As of June 30, 2026, a total of 67,351 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of June 30, 2026, a total of 710,701 shares of common stock were reserved for issuance under the 2024 EIP, of which 329,918 shares were available for future grant and 380,783 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of June 30, 2026, 149,584 shares of common stock were reserved for issuance under the Inducement Plan, of which 141,531 shares were available for future grant and 8,053 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2025	216,048	$9.72
Granted	315,200	8.36
Forfeited	(12,435)	7.91
Vested	(133,974)	10.82
Balance as of June 30, 2026	384,839	$8.28

As of June 30, 2026, there was $2.2 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.30 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	72,290	$191.81	6.2	$23
Forfeited or expired	(942)	400.43	—	—
Balance as of June 30, 2026	71,348	$189.04	5.1	$2
Vested and expected to vest as of June 30, 2026	71,348	$189.04	5.1	$2
Exercisable as of June 30, 2026	71,348	$189.04	5.1	$2

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on June 30, 2026 and the exercise price of outstanding, in-the-money options. As of June 30, 2026, there was no unrecognized stock-based compensation expense related to stock options.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. For the six months ended June 30, 2026 the amount of expense related to the 2014 ESPP was immaterial.

As of June 30, 2026, there was $11,000 of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of the third quarter of 2026. As of June 30, 2026, there were 139,283 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of June 30, 2026:

Total Shares Reserved
2014 Equity Incentive Plan	67,351
2018 Inducement Plan	149,584
2024 Equity Incentive Plan	710,701
2014 Employee Stock Purchase Plan	20,738
Total reserved shares of common stock	948,374

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$80	$742	$355	$2,340
General and administrative	314	2,059	788	4,670
Total stock-based compensation expense	$394	$2,801	$1,143	$7,010

11.
Supplemental Balance Sheet Information

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued operating expenses	$2,155	$1,798
Current portion of operating lease liabilities	1,097	1,028
Other accrued liabilities	208	150
Total other current liabilities	$3,460	$2,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have executed various strategic reductions in force over the past several years. As of June 30, 2026 and December 31, 2025, we had approximately $0.8 million and $0.9 million, respectively, of further separation payments and benefits required for these reductions in force. In the three and six months ended June 30, 2026 expenses related to reductions in force were $0.8 million, for each period. In the three and six months ended June 30, 2025 expenses related to reductions in force were approximately $1.5 million and $11.3 million, respectively.

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

Our net income (loss) was ($9.0) million and $40.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of June 30, 2026, our cash, cash equivalents and short-term investments totaled $9.9 million, which we intend to use to fund our operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the six months ended June 30, 2026 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(in thousands)			(in thousands)
Commercialization revenue	$630	$17,575	$(16,945)	$1,146	$115,724	$(114,578)

Commercialization revenues were $0.6 million and $1.1 million for the three and six months ended June 30, 2026 as compared to $17.6 million and $115.7 million in the comparative 2025 period. The revenue in the prior-year period reflects the transfer of tab‑cel manufacturing responsibilities to Pierre Fabre on March 31, 2025, which resulted in a one‑time acceleration of revenue recognized upon satisfaction of substantially all commercialization and transition‑related performance obligations. In the current period, commercialization revenues relate solely to ongoing regulatory activities and clinical vial sales, resulting in significantly lower revenue recognized during the three and six months ended June 30, 2026.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(in thousands)			(in thousands)
Cost of commercialization revenue	$191	$554	$(363)	$315	$20,993	$(20,678)

Cost of commercialization revenue was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, as compared to $0.6 million and $21.0 million in the comparative 2025 periods. The decrease in the 2026 period is primarily due to the recognition of deferred cost of commercialization revenue in the prior-year period upon the transfer of manufacturing responsibilities to Pierre Fabre on March 31, 2025.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(in thousands)			(in thousands)
Technical operations and quality expenses	$930	$2,537	$(1,607)	$1,966	$21,810	$(19,844)
Medical and safety expenses	123	3,628	(3,505)	(1,224)	8,963	(10,187)
Regulatory expenses	292	1,145	(853)	767	3,970	(3,203)
Total research and development expenses	$1,345	$7,310	$(5,965)	$1,509	$34,743	$(33,234)

Technical operations and quality expenses were $0.9 million and $2.0 million in the three and six months ended June 30, 2026, as compared to $2.5 million and $21.8 million in the comparative 2025 periods. The decrease in 2026 was primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025 and reduced headcount following the 2025 reductions in force.

Medical and safety expenses were $0.1 million and ($1.2) million in the three and six months ended June 30, 2026, as compared to $3.6 million and $9.0 million in the comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force, transition of tab-cel clinical trials to Pierre Fabre in July 2025, and termination of the ATA3219 phase 1 trials after decision to pause research and development for CAR T assets in March 2025. The decrease in the six month period was also due to a change in estimate of final clinical related costs upon agreement being reached as of March 31, 2026.

Regulatory expenses were $0.3 million and $0.8 million in the three and six months ended June 30, 2026, as compared to $1.1 million and $4.0 million in the comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force.

General and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(in thousands)			(in thousands)
General and administrative expenses	$3,814	$6,514	$(2,700)	$7,411	$17,989	$(10,578)

General and administrative expenses were $3.8 million and $7.4 million in the three and six months ended June 30, 2026, as compared to $6.5 million and $18.0 million in the respective comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force and lower general and administrative expenses.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(in thousands)			(in thousands)
Interest income	$78	$143	$(65)	$132	$379	$(247)
Interest expense	(191)	(972)	781	(1,021)	(1,989)	968
Other income (expense), net	—	22	(22)	—	11	(11)
Total other income (expense), net	$(113)	$(807)	$694	$(889)	$(1,599)	$710

Interest income was $0.1 million and $0.1 million in the three and six months ended June 30, 2026, as compared to $0.1 million and $0.4 million in the comparative 2025 periods. The decrease in the 2026 period was primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest expense was $0.2 million and $1.0 million in the three and six months ended June 30, 2026, as compared to $1.0 million and $2.0 million in the comparative 2025 periods, primarily due to lower non-cash interest expense recognized on the liability related to the sale of future revenues under the HCRx Agreement in the 2026 periods.

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

We entered into a sales agreement with Cowen and Company, LLC (Cowen) in November 2023 (2023 ATM Facility). The ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under the ATM facility.

During the six months ended June 30, 2026, we sold an aggregate of 991,017 shares of common stock under the 2023 ATM Facility, at an average price of $7.97 per share, for gross proceeds of $7.9 million and net proceeds of $7.7 million, after deducting commissions and other offering expenses payable by us.

As of June 30, 2026, $79.3 million of common stock remained available to be sold under the 2023 ATM Facility.

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

As of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3. Consistent with a recent SEC Corporation Finance Interpretation, the limitations of General Instruction I.B.6 of Form S-3 do not apply to the 2023 ATM Facility under our existing shelf registration statement on Form S-3. Further, our existing shelf registration statement on Form S-3 expires on November 11, 2026. If our public float remains below $75 million, any new or replacement registration statement on Form S-3 that we file will be subject to General Instruction I.B.6, which would limit the aggregate amount we may sell in primary offerings under that registration, including pursuant to the 2023 ATM Facility, in any 12-month period to one-third of our public float.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash, cash equivalents and short-term investments totaled $9.9 million and $8.5 million as of June 30, 2026 and December 31, 2025, respectively.

Cash Flows

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)

Net cash (used in) provided by:
Operating activities	$(6,411)	$(35,456)
Investing activities	(6,626)	12,129
Financing activities	7,776	15,054
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,261)	$(8,273)

Operating activities

Net cash used in operating activities was $6.4 million in the six months ended June 30, 2026 as compared to $35.5 million in the comparative 2025 period. The decrease of $29.1 million was primarily due to lower compensation-related costs resulting from lower headcount driven by the 2025 reductions in force, as well as transition of tab-cel clinical trials and manufacturing activities to Pierre Fabre in 2025.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2026 was $6.6 million, primarily reflecting purchases of short-term investments with no offsetting maturities, as compared to net cash provided by investing activities of $12.1 million in the comparative 2025 period, which primarily reflected proceeds from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the six months ended June 30, 2026 consisted of $7.8 million of net proceeds received from the 2023 ATM Facility. Net cash provided by financing activities in the six months ended June 30, 2025 primarily consisted of $15.3 million in proceeds from the issuance of pre-funded warrants and shares in an underwritten registered direct offering, net of discount.

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

Our existing cash, cash equivalents and short-term investments as of June 30, 2026 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2026, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act (Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 23, 2026, a putative shareholder class action captioned Kuang v. Atara Biotherapeutics, Inc., et al., No.2:26-cv-03083 (the “Class Action”), was filed in the U.S. District Court for the Central District of California (the “Court”) against the Company and certain of its current and former officers (collectively, “Defendants”). On June 11, 2026, the Court issued an order appointing a lead plaintiff (the “Lead Plaintiff”), and on August 10, 2026, the Lead Plaintiff filed an Amended Class Action Complaint. The amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder on behalf of purchasers or acquirers of the Company’s securities from May 20, 2024 through January 9, 2026. The complaint alleges, among other things, that Defendants made materially false or misleading statements and omissions regarding alleged deficiencies in the Company’s Phase 3 ALLELE study of tabelecleucel for the treatment of Epstein-Barr virus-positive post-transplant lymphoproliferative disease, and the likelihood of FDA approval and regulatory prospects for the Company’s Biologics License Application for tabelecleucel. Defendants will respond to or file a motion to dismiss the amended complaint by October 9, 2026. The Company believes that the allegations are without merit and intends to vigorously defend against them.

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

We have not set a definitive timetable for completion of this process, and there can be no assurance regarding the results or outcome of this process. It is possible that we may not pursue a strategic alternative as a result of this process, that a strategic alternative that has been pursued may not be attractive, or that a strategic alternative may not ultimately be consummated. As part of the process, our board of directors will consider a full range of strategic alternatives, including, but not limited to, those identified in the range of strategic alternatives described above.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception, with the exception of the twelve months ended December 31, 2025. For the six months ended June 30, 2026, we reported a net loss of $9.0 million.

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

As of June 30, 2026, we had total cash, cash equivalents and short-term investments of $9.9 million. Our existing cash, cash equivalents and short-term investments as of June 30, 2026 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; issuance of debt; and/or execution of strategic transactions. We may also need to raise additional funding as required based on the status of our development program and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. In addition, as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by limitations of General Instruction I.B.6 to Form S-3. Further, our existing shelf registration statement on Form S-3 expires on November 11, 2026. If our public float remains below $75 million, any new or replacement registration statement on Form S-3 that we file will be subject to General Instruction I.B.6, which would limit the aggregate amount we may sell in primary offerings under that registration, including pursuant to the 2023 ATM Facility, in any 12-month period to one-third of our public float. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities of our product candidate, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA, the EMA, and the MHRA from approving another marketing application for the same biologic for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU and the UK. The EU and UK exclusivity periods can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. These periods may be reduced in the EU based on a new applicable legal framework, which was provisionally agreed by the European Parliament, the Council and the European Commission in December 2025 and remains subject to formal adoption. Orphan drug exclusivity may be lost if the FDA, EMA or MHRA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In the U.S., the FDA may still approve a later marketing application blocked by an ongoing period of orphan drug exclusivity in limited circumstances such as a demonstration of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was approved. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products that have a different active ingredient for use in treating the same indication or disease.

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

In the EU, the EMA may offer PRIME designation to support the development and accelerated review by the EMA of new therapies that are expected to be of major public health interest to treat patients with unmet medical needs. With the new EU Pharmaceutical Regulation, applicable from the end of 2028, PRIME becomes subject to formal regulation. Despite PRIME designation and the associated opportunity for accelerated assessment, the EMA may decide that additional time is needed for the MAA review and convert the MAA to a standard review timeline. For example, the EMA converted the tab-cel MAA review timeline from accelerated to standard, despite tab-cel's PRIME designation.

Designation as a breakthrough therapy is at the discretion of the FDA, and access to PRIME is at the discretion of the EMA. Receipt of a BTD or PRIME designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA or EMA review procedures and does not assure ultimate approval by the FDA or in the EU. In addition, the FDA or EMA, respectively, may later decide that the product no longer meets the conditions for qualification and rescind the BTD or PRIME designation or decide that the time period for FDA or EMA, respectively, review or approval will not be shortened.

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

The revision of the European legislation on pharmaceuticals, changes in governmental administration or changes in leadership at relevant agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products.

In December 2025, the EU legislators reached a political agreement to adopt two new pieces of legislation, which will amend and/or repeal and replace the existing legislation concerning medicinal products for human use in the EU, including legislation concerning orphan medicinal products and medicinal products for pediatric use. The new EU Pharmaceutical Regulation and EU Pharmaceutical Directive remain subject to formal adoption by the European Parliament and Council and publication in the Official Journal, which is expected to by end 2026. Amongst other changes, this new legislation will have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. The new EU Pharmaceutical Regulation restructures orphan market exclusivity (OME) in several key ways. The baseline OME drops from 10 to 9 years for standard orphan products, while “breakthrough” products benefit from 11 years; the protection threshold also shifts from MA application acceptance to MA grant, effectively trimming about a year of real-world protection. The pediatric two-year OME extension is replaced by a six-month SPC extension. Most significantly, the current system allowing separate 10-year OME periods per orphan indication is replaced by a single “global” OME period (GOMA) for the product as a whole, with only up to two one-year extensions available for additional indications.

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

For example, in December 2025, the EU legislators reached a political agreement on a new EU Pharmaceutical Directive and Regulation. This new legislation will amend and/or replace and repeal the existing general pharmaceutical legislation. This change will result in significant changes to the pharmaceutical industry. In particular, the new Directive and Regulations will affect the duration of the period of regulatory protection afforded to medicinal products, including regulatory data protection, market exclusivity and market exclusivity afforded to orphan medicinal products, as well as the conditions of eligibility to the orphan designation.

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

In April 2026, President Trump issued a proclamation pursuant to Section 232 of the Trade Expansion Act of 1962 (April 2026 Proclamation), which, among other things, directs the imposition of tariffs on specified imported pharmaceutical products and active pharmaceutical ingredients, subject to the exemptions set forth in Annex IV of the April 2026 Proclamation. Annex IV includes, among other categories, products designated as orphan drugs by the FDA. While tab-cel has received FDA orphan drug designation for the treatment of EBV+ PTLD following hematopoietic cell transplant or solid organ transplant and Breakthrough Therapy Designation for the treatment of patients with EBV+ PTLD after hematopoietic cell transplant who have failed rituximab and we believe tab-cel is likely to qualify for the orphan drug exemption from Section 232 tariffs, we cannot assure you that the scope and application of the orphan drug carve-out will remain as currently drafted, or will not be narrowed, modified, or eliminated by subsequent executive, legislative, or administrative action; the carve-out will continue to apply if tab-cel is approved for any non-orphan indication or if tab-cel’s orphan drug designation or exclusivity is lost, narrowed, or not maintained; additional tariffs, import restrictions, or other trade measures will not be imposed on pharmaceutical products generally or on products imported from the European Union specifically, outside the framework of the April 2026 Proclamation, including through retaliatory measures imposed by the European Union or other jurisdictions; Pierre Fabre will be able to pass any incremental cost of tariffs through to payors, providers, or patients without adversely affecting the commercial viability of tab-cel in the United States or the pricing and reimbursement available for tab-cel; or tariffs or other trade measures, if imposed, will not cause delays, cost increases, or disruptions in Pierre Fabre’s supply chain or in the timing of a U.S. commercial launch of tab-cel, if approved.

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

We currently have 10 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size our of operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2025 through June 30, 2026, the reported sale price of our common stock has fluctuated between $3.92 and $19.15 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

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

We have in the past and may in the future fail to meet the continued listing standards of the Nasdaq Stock Market LLC (Nasdaq), and as a result, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market, and we are therefore subject to its continued listing requirements, including, among others, the requirement to maintain a minimum market value of $50 million for listed securities (the MVLS Requirement). If we fail to satisfy one or more of the requirements, we may be delisted from the Nasdaq Global Select Market.

On April 30, 2026, we received a notice from the Listing Qualifications department of Nasdaq (the Staff) notifying us that we were not then in compliance with the MVLS Requirement for continued listing on the Nasdaq Global Select Market, based on the Staff's review of the market value of our common stock from March 18, 2026 through April 29, 2026. On May 21, 2026, we received a written notice from the Staff stating that, for the 10 consecutive business days from May 7, 2026 to May 20, 2026, the market value of our listed securities was $50,000,000 or greater, and accordingly, we have regained compliance with the MVLS Requirement and the matter was closed.

While we have regained compliance with the MVLS Requirement, there is no guarantee that we will be able to maintain compliance with the MVLS Requirement, or other Nasdaq continued listing requirements, in the future. If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock may be subject to delisting. If our common stock were to be delisted, the actual and potential liquidity of our common stock and our ability to raise future capital would be adversely affected and the market price of our common stock could decrease. If, for any reason, we would be unable to obtain listing on another national securities exchange or take action to restore our compliance with Nasdaq’s continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•
the liquidity of our common stock;
•
the market price of our common stock;
•
our ability to obtain financing for the continuation of our operations;
•
the number of institutional and general investors that will consider investing in our securities;
•
the number of market makers in our common stock;
•
the availability of information concerning the trading prices and volume of our common stock; and the number of broker-dealers willing to execute trades in shares of our common stock.

General Risk Factors

Our future success depends on our ability to retain and motivate our executive officers and qualified personnel.

We are highly dependent upon our executive officers and other key employees and the loss of the services of any of our executive officers or other key employees, including scientific, technical, accounting and finance or management personnel, could impede the achievement of our corporate objectives. In August 2022, we announced a reduction of our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we implemented a further reduction of our workforce by approximately 30%, and in January 2024, we conducted an additional reduction of our workforce by approximately 25%, including a member of management. In September 2024, Pascal Touchon, our President and Chief Executive Officer stepped down from his position and was appointed Chairperson of our board of directors, and AnhCo “Cokey” Nguyen, our Chief Scientific and Technical Officer, was appointed as our President and Chief Executive Officer. We implemented additional reductions in force in January, March, May and October 2025, as well as June 2026. Losing members of management and other key personnel subjects us to a number of risks, including the failure to coordinate responsibilities and tasks, the necessity to create new management systems and processes, the impact on corporate culture, and the retention of historical knowledge. In addition, we may not be able to effectively transition members of our management into their new roles.

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

In August 2022, we reduced our workforce by approximately 20% across all areas of our company, including members of management. In November 2023, we further reduced our workforce by approximately 30%. In January 2024, we announced another reduction in force by approximately 25%. In January 2025, we announced another reduction in force by approximately 50%. In March 2025, we further reduced our workforce by approximately 50%. In May 2025, we completed an additional reduction in force of approximately 30%. In October 2025, we announced a further reduction in force of approximately 30%. In June 2026, we announced a further reduction in force of, at the time, approximately 23% of our total workforce, retaining approximately 10 employees essential to advancing our strategic priorities. The reductions in force reflect a prioritization around key research and development programs and the reduction of our expense profile. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from restructuring, our operating results and financial condition would be adversely affected. We also cannot be certain that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our cost savings plan may be disruptive to our operations, which could affect our ability to generate product revenue. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, or disruptions in our day-to-day operations. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing and commercializing our product candidates in the future, including tab-cel, if approved.

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

As of June 30, 2026, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent states will conform to all or portions of the Tax Act and the CARES Act.

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

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

10.1	Sublease Agreement between Atara Biotherapeutics, Inc. and 20Bloc dated April 24, 2026	10-Q	001-36548	10.1	5/12/2026

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.					X

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
Date: August 12, 2026

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Interim Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)