Form 10-Q
period 2026-09-30
Atara Biotherapeutics, Inc.
filed 2026-11-10
CIK 1604464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

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

The number of outstanding shares of the Registrant’s Common Stock as of November 6, 2026 was 10,188,438 shares.

ATARA BIOTHERAPEUTICS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “predict,” “plan,” “expect” or the negative or plural of these words or similar expressions. The forward-looking statements include, but are not limited to, statements about:

●	our review of strategic alternatives;
●	our expectations with regard to our programs, including clinical sites, the clinical studies, and reporting results of such studies;
●	the likelihood and timing of regulatory submissions or related approvals for tab-cel, including the expectations about the timing of approvals for a biologics license application (BLA) for tab-cel® for patients with Epstein-Barr virus with post-transplant lymphoproliferative disease (EBV+ PTLD);
●	the potential indications for tab-cel;
●	commercialization of tab-cel (Ebvallo™ in the United Kingdom (UK), the European Economic Area (EEA) and Switzerland) worldwide and our amended and restated Commercialization Agreement with Pierre Fabre Medicament, including potential milestone and royalty payments under the agreement (Ebvallo in the UK, the EEA and Switzerland subject to the Purchase and Sale Agreement with HCR Molag Fund, L.P.);
●	our Purchase and Sale Agreement, as amended, and related transactions with HCR Molag Fund, L.P.;
●	our expectations regarding the potential commercial market opportunities, market size and the size of the patient populations for tab-cel;
●	estimates of our expenses, capital requirements and need for additional financing;
●	our expectation regarding the length of time that our existing capital resources will be sufficient to enable us to fund our planned operations, including our going concern assessment;
●	the scope of protection we are able to obtain and maintain for the intellectual property rights covering tab-cel;
●	our financial performance;
●	our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies;
●	developments and projections relating to our competitors and our industry;
●	our partner’s ability to have tab-cel manufactured for clinical studies or for commercial sale, including at commercially reasonable values;
●	the impact of public health emergencies to our business and operations, as well as the businesses and operations of third parties on which we rely;
●	the impact of our workforce reductions on our ability to attract, retain and motivate qualified personnel and on our business, operations, and financial condition; and

●	timing and costs related to the qualification of the manufacturing facilities of CMOs for commercial production.

These statements are only current predictions and are subject to known and unknown risks and uncertainties, including, without limitation, risks and uncertainties associated with the costly and time-consuming pharmaceutical product development process and the uncertainty of clinical success; the sufficiency of our cash resources and need for additional capital; and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Item 1A. Risk Factors” and elsewhere in this report. You should not rely upon forward-looking statements as predictions of future events. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “Atara,” “Atara Biotherapeutics,” “Company,” “we,” “our,” and “us” means Atara Biotherapeutics, Inc. and, where appropriate, its subsidiaries.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operations. These risks are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this report and include, among others:

●	our activities to review and pursue strategic alternatives may not result in a strategic transaction, and even if we do consummate a strategic transaction, there is no assurance that it will deliver the benefits we expect or enhance stockholder value;
●	our board of directors may determine to pursue a liquidation and dissolution or other wind down of our business, and in such event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities;
●	we have incurred substantial losses since our inception and anticipate that we will continue to incur substantial losses for the foreseeable future;
●	we have earned limited commercialization revenues to date, and we may never achieve profitability or we may be unable to sustain profitability on a continuing basis;
●	we will require substantial near-term financing to continue operations, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce, or terminate our product development or manufacturing efforts, or impair our exploration of strategic alternatives, or require us to pursue a liquidation and dissolution or other wind down of our business;
●	we have one approved product, Ebvallo, in the EEA, the UK, and Switzerland. If we or our collaborators are unable to successfully develop, manufacture, and commercialize tab-cel, or experience significant delays in doing so, our business may be materially harmed;
●	tab-cel represents a new therapeutic approach that could result in heightened regulatory scrutiny, delays in clinical development or our inability to achieve regulatory approval, or our partner’s inability to achieve commercialization or secure payor coverage of tab-cel;
●	the results of preclinical studies or earlier clinical studies are not necessarily predictive of future results, and tab-cel may not receive regulatory approval in the U.S.;
●	clinical drug development involves a lengthy and expensive process with an uncertain outcome;

●	the market opportunities for tab-cel may be limited to those patients who are ineligible for or have failed prior treatments and may be small;
●	we may not be able to obtain or maintain orphan drug exclusivity for tab-cel;
●	the revision of the legislation on pharmaceuticals such as in the EU, changes in governmental administration, or changes in leadership at relevant regulatory agencies could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU and US, including orphan medicinal products;
●	maintaining clinical and commercial timelines is dependent on our partner’s end-to-end supply chain network to support manufacturing; if they experience problems with their third party suppliers or CMOs, development and/or commercialization of tab-cel may be adversely affected;
●	if we are unable to obtain and maintain sufficient intellectual property protection for tab-cel, or if the scope of the intellectual property protection is not sufficiently broad, our partner’s ability to commercialize tab-cel successfully and to compete effectively may be adversely affected;
●	our principal stockholders own a significant percentage of our stock and will be able to exert control or significant influence over matters subject to stockholder approval;
●	we qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our stock less attractive to investors;
●	our future success depends on our ability to retain our executive officers and to attract, retain, and motivate qualified personnel; and
●	our workforce reductions may not result in anticipated savings, could result in total costs and expenses that are greater than expected, and could disrupt our business.

ATARA BIOTHERAPEUTICS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$4,055	$8,482
Short-term investments	5,862	—
Accounts receivable	691	1,253
Other current assets	705	2,477
Total current assets	11,313	12,212
Property and equipment, net	38	73
Operating lease assets	6,494	7,064
Other assets	762	886
Total assets	$18,607	$20,235

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$762	$127
Accrued compensation	471	1,271
Accrued research and development expenses	24	82
Deferred revenue	513	716
Liability related to the sale of future revenues – current portion	1,105	9,750
Other current liabilities	3,693	2,976
Total current liabilities	6,568	14,922
Operating lease liabilities – long-term	8,482	9,347
Liability related to the sale of future revenues – long-term	39,560	32,673
Other long-term liabilities	1,899	1,795
Total liabilities	56,509	58,737

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Common stock—$0.0001 par value, 500,000 shares authorized as of September 30, 2026 and December 31, 2025; 10,188 and 7,324 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,995,171	1,983,361
Accumulated other comprehensive income (loss)	(1)	1
Accumulated deficit	(2,033,073)	(2,021,865)
Total stockholders’ equity (deficit)	(37,902)	(38,502)
Total liabilities and stockholders’ equity (deficit)	$18,607	$20,235

See accompanying notes to the condensed consolidated financial statements.

ATARA BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercialization revenue	$1,224	$3,453	$2,370	$119,177
Costs and operating expenses:
Cost of commercialization revenue	265	115	580	21,108
Research and development expenses	1,099	2,925	2,608	37,668
General and administrative expenses	2,830	3,987	10,241	21,976
Total costs and operating expenses	4,194	7,027	13,429	80,752
Income (loss) from operations	(2,970)	(3,574)	(11,059)	38,425
Other income (expense), net:
Interest income	68	204	199	583
Interest income (expense) on sale of future revenues	682	(906)	(333)	(2,745)
Other income (expense), net	(9)	1	(14)	(138)
Total other income (expense), net	741	(701)	(148)	(2,300)
Income (loss) before provision for (benefit from) income taxes	(2,229)	(4,275)	(11,207)	36,125
Provision for (benefit from) income taxes	—	28	1	31
Net income (loss)	$(2,229)	$(4,303)	$(11,208)	$36,094
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	1	2	(2)	(6)
Comprehensive income (loss)	$(2,228)	$(4,301)	$(11,210)	$36,088

Basic (loss) earnings per common share	$(0.15)	$(0.32)	$(0.76)	$2.96
Diluted (loss) earnings per common share	$(0.15)	$(0.32)	$(0.76)	$2.93

Basic and diluted weighted-average shares outstanding	15,326	13,564	14,818	12,185
Diluted weighted-average shares outstanding	15,326	13,564	14,818	12,319

See accompanying notes to the condensed consolidated financial statements.

ATARA BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2026	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2026	7,324	$1	$1,983,361	$1	$(2,021,865)	(38,502)
Issuance of pre-funded warrants in connection with HCRx Amendment	—	—	1,672	—	—	1,672
Issuance of common stock through ATM facilities, net of commissions and offering costs of $82	493	—	2,915	—	—	2,915
Exercise of pre-funded warrants	630	—	—	—	—	—
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	749	—	—	749
Net (loss) income	—	—	—	—	(4,145)	(4,145)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1)	—	(1)
Balance as of March 31, 2026	8,512	$1	$1,988,697	$-	$(2,026,010)	$(37,312)
Issuance of common stock through ATM facilities, net of commissions & offering cost of $145	498	—	4,758	—	—	4,758
Stock-based compensation expense	—	—	394	—	—	394
Exercise of pre-funded warrants	362	—	—	—	—	—
RSU settlements, net of shares withheld	71	—	—	—	—	—
Net (loss) income	—	—	—	—	(4,834)	(4,834)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(2)	—	(2)
Balance as of June 30, 2026	9,443	$1	$1,993,849	$(2)	$(2,030,844)	$(36,996)
Issuance of common stock in ATM, net of commissions and offering costs of $134	104	—	865	—	—	865
RSU settlements, net of shares withheld	46	—	—	—	—	—
Exercise of pre-funded warrants	595	—	—	—	—	—
Stock-based compensation expense	—	—	457	—	—	457
Net (loss) income	—	—	—	—	(2,229)	(2,229)
Unrealized gain (loss) on available-for-sale securities	—	—	—	1	—	1
Balance as of September 30, 2026	10,188	$1	$1,995,171	$(1)	$(2,033,073)	$(37,902)

				Accumulated
	Common		Additional	Other		Total
	Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
For the Nine Months Ended September 30, 2025	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2025	5,859	$1	$1,957,261	$8	$(2,054,553)	$(97,283)
RSU settlements, net of shares withheld	65	—	—	—	—	—
Stock-based compensation expense	—	—	4,209	—	—	4,209
Net (loss) income	—	—	—	—	38,010	38,010
Unrealized gain (loss) on available-for-sale securities	—	—	—	(8)	—	(8)
Balance as of March 31, 2025	5,924	$1	$1,961,470	$—	$(2,016,543)	$(55,072)
Issuance of pre-funded warrants to purchase common stock through an underwritten registered direct offering, net of offering costs of $522	834	—	14,843	—	—	14,843
RSU settlements, net of shares withheld	220	—	(1)	—	—	(1)
Issuance of common stock pursuant to employee stock awards	—	—	1	—	—	1
Stock-based compensation expense	—	—	2,801	—	—	2,801
Net (loss) income	—	—	—	—	2,387	2,387
Balance as of June 30, 2025	6,978	$1	$1,979,114	$—	$(2,014,156)	$(35,041)
Issuance of common stock through ATM facilities, net of commissions and offering costs of $48	125	—	1,471	—	—	1,471
RSU settlements, net of shares withheld	106	—	—	—	—	—
Issuance of common stock pursuant to employee stock awards	1	—	12	—	—	12
Stock-based compensation expense	—	—	1,225	—	—	1,225
Net (loss) income	—	—	—	—	(4,303)	(4,303)
Unrealized gain (loss) on available-for-sale securities	—	—	—	2	—	2
Balance as of September 30, 2025	7,210	$1	$1,981,822	$2	$(2,018,459)	$(36,634)

See accompanying notes to the condensed consolidated financial statements.

ATARA BIOTHERAPEUTICS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$(11,208)	$36,094
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,600	8,235
Depreciation and amortization expense	46	2,067
Change in liability related to sale of future revenues	276	2,700
Amortization (accretion) of investment premiums (discounts)	(71)	175
Non-cash operating lease expense	570	4,733
Loss on impairment of lease right-of-use asset	—	4,130
Gain on derecognition of lease liabilities	—	(1,167)
Other non-cash items, net	164	551
Changes in operating assets and liabilities:
Accounts receivable	562	(431)
Inventories	—	10,655
Other current assets	1,772	5,844
Other assets	113	42
Accounts payable	635	(4,049)
Accrued compensation	(800)	(4,522)
Accrued research and development expenses	(58)	(7,642)
Other current liabilities	121	(3,677)
Deferred revenue	(203)	(94,081)
Operating lease liabilities	(809)	(4,901)
Other long-term liabilities	—	1
Net cash used in operating activities	(7,290)	(45,243)
Investing activities
Purchases of short-term investments	(9,493)	(7,885)
Proceeds from maturities and sales of short-term investments	3,700	17,200
Proceeds from sale of property and equipment	—	393
Net cash (used in) provided by investing activities	(5,793)	9,708
Financing activities
Proceeds from issuance of common stock through ATM facilities, net	8,656	1,496
Proceeds from sale of pre-funded warrants to purchase common stock in an underwritten registered direct offering or registered direct offering, net	—	14,843
Proceeds from employee stock awards	—	13
Principal payments on finance lease obligations	—	(250)
Other financing activities, net	—	(1)
Net cash provided by financing activities	8,656	16,101
Increase (decrease) in cash, cash equivalents and restricted cash	(4,427)	(19,434)
Cash, cash equivalents and restricted cash at beginning of period	8,482	25,176
Cash, cash equivalents and restricted cash at end of period	$4,055	$5,742
Non-cash financing activities
Issuance of pre-funded warrants in connection with HCRx Amendment	$1,672	$—
Accrued costs related to underwritten registered direct offering	$—	$25
Accrued costs related to ATM facility	$118	$—

Supplemental cash flow disclosure
Cash paid for interest	$421	$171
Cash paid for income taxes	$1	$31

See accompanying notes to the condensed consolidated financial statements.

ATARA BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Description of Business

Atara Biotherapeutics, Inc. (Atara, we, our or the Company) was incorporated in August 2012 in Delaware. Atara is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr Virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease.

Our most advanced T-cell immunotherapy program, tab-cel® (tabelecleucel), has received marketing authorization approval under the proprietary name Ebvallo™ by the European Commission (EC) for commercial sale and use in the European Economic Area (EEA), by the Medicines and Healthcare products Regulatory Agency (MHRA) for commercial sale and use in the United Kingdom (UK) and by Swissmedic for commercial sale and use in Switzerland. Tab-cel is currently in Phase 3 development in the US. In October 2021, we entered into a commercialization agreement (Pierre Fabre Commercialization Agreement) with Pierre Fabre Medicament (Pierre Fabre), as amended in September 2022, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Middle East, Africa, Eastern Europe and Central Asia (the Initial Territory), following regulatory approval. In December 2022, we sold a portion of our right to receive royalties and certain milestones in Ebvallo under the Pierre Fabre Commercialization Agreement to HCR Molag Fund L.P. (HCRx) for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Agreement) with HCRx. Under the terms of the amendment, HCRx agreed to amend the due date of the one-time $9.0 million cash payment from June 30, 2026 to January 1, 2028. In September 2026, Pierre Fabre resubmitted the biologics license application (BLA) for tab-cel. In October 2026, the U.S. Food and Drug Administration (FDA) accepted the resubmission for a Class 2 review with a March 31, 2027 target action date. See Note 6 for further information.

In October 2023, we amended and restated the Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement). Pursuant to the A&R Commercialization Agreement, Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) were expanded to include all other countries in the world (Additional Territory) in addition to the Initial Territory (Initial Territory and Additional Territory together, the Territory), subject to our performance of certain obligations. See Note 5 for further information. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre also agreed to assume the future costs related to remediation of the third party manufacturing facility to address the FDA’s requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility for tab-cel to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval.

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

We have executed various strategic reductions in force over the past several years. As of September 30, 2026 and December 31, 2025, we had approximately $0.6 million and $0.9 million, respectively, of further separation payments and benefits. In the three and nine months ended September 30, 2026, expenses related to reductions in force were $0 and $0.8 million, respectively. In the three and nine months ended September 30, 2025, expenses related to reductions in force were approximately $0 and $11.4 million, respectively.

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

2.Summary of Significant Accounting Policies

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

Going Concern

With the exception of the year ended December 31, 2025, we have incurred substantial operating losses since inception, and we expect that existing cash, cash equivalents and short-term investments as of September 30, 2026, will not be sufficient to fund our planned operations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Segment and Geographic Information

We operate and manage our business as one operating and reportable segment, which is the business of developing therapeutics. Our President and Chief Executive Officer, who is our chief operating decision maker (CODM), reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The CODM assesses performance for the business and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss). The CODM uses net income (loss) to monitor expenditures and budget versus actual results. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following tables represent information provided to the chief operating decision maker:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2026	2025	2026	2025
Revenue	$1,224	$3,453	$2,370	$119,177
Less:
Cost of commercialization revenue	265	115	580	21,108
Technical operations and quality expense	776	1,669	2,742	23,479
Medical and safety expense	39	299	(1,185)	9,262
Regulatory expense	284	957	1,051	4,927
General and administrative expense	2,830	3,987	10,241	21,976
Other segment items*	(741)	729	149	2,331
Net income (loss)	$(2,229)	$(4,303)	$(11,208)	$36,094

*Other segment items include Other Income (expense), net and Provision for (benefit from) income taxes

All of our assets are located in the U.S. All commercialization revenue recognized in the three and nine months ended September 30, 2026 and 2025 was related to our agreements with Pierre Fabre, a French company.

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

3.Net Income (Loss) per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Weighted average shares outstanding – Basic	15,326	13,564	14,818	12,185
Effect of dilutive securities	—	—	—	134
Weighted average shares outstanding – Diluted	15,326	13,564	14,818	12,319

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

The following table represents the potential common shares issuable pursuant to outstanding securities as of the related period end dates that were excluded from the computation of diluted net income (loss) per common share, as their inclusion would have an antidilutive effect:

	As of September 30,
	2026	2025
Unvested RSUs	43,389	31,221
Vested and unvested options	60,916	142,338
ESPP share purchase rights	3,456	5,763
Total	107,761	179,322

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

The following tables summarize the estimated fair value and related valuation input hierarchy of our available-for-sale securities as of each period end:

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of September 30, 2026:	Input Level	Cost	Gain	Loss	Fair Value

		(in thousands)
Money market funds	Level 1	$1,108	$—	$—	$1,108
U.S. Treasury obligations	Level 2	8,548	—	(1)	8,547
Total available-for-sale securities		9,656	—	(1)	9,655
Less: amounts classified as cash equivalents		(3,793)	—	—	(3,793)
Amounts classified as short-term investments		$5,863	$—	$(1)	$5,862

		Total	Total	Total	Total
		Amortized	Unrealized	Unrealized	Estimated
As of December 31, 2025:	Input Level	Cost	Gain	Loss	Fair Value

		(in thousands)
Money market funds	Level 1	$3,528	$—	$—	$3,528
U.S. Treasury obligations	Level 2	4,692	1	—	4,693
Total available-for-sale securities		8,220	1	—	8,221
Less: amounts classified as cash equivalents		(8,220)	(1)	—	(8,221)
Amounts classified as short-term investments		$—	$—	$—	$—

The amortized cost and fair value of our available-for-sale securities by contractual maturity were as follows:

	As of September 30, 2026		As of December 31, 2025
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(in thousands)		(in thousands)
Maturing within one year	$9,656	$9,655	$8,220	$8,221
Total available-for-sale securities	$9,656	$9,655	$8,220	$8,221

We considered the current and expected future global economic and market conditions, including, but not limited to, the wars in Ukraine and the Middle East and increased tensions between the U.S. and China, and determined that our investments have not been significantly impacted. As of September 30, 2026, no significant facts or circumstances were present to indicate a deterioration in the creditworthiness of the issuers of the available-for-sale securities we hold, and we have no requirement or intention to sell these securities before maturity or recovery of their amortized cost basis. For all securities with a fair value less than its amortized cost basis, we determined the decline in fair value below amortized cost basis to be non-credit related and no allowance for losses has been recorded. During the nine months ended September 30, 2026 and 2025, we did not recognize any impairment losses on our investments.

We have elected the practical expedient to exclude the applicable accrued interest from both the fair value and the amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. We present accrued interest receivable related to our available-for-sale securities in other current assets, separate from short-term investments, on our condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, accrued interest receivable was immaterial. We have not written off any accrued interest receivables during the nine months ended September 30, 2026 and 2025.

Our cash, cash equivalents and short-term investments totaled $9.9 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively.

5.Out-license Agreements

Pierre Fabre Agreements

In October 2021, we entered into the Pierre Fabre Commercialization Agreement, pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. In September 2022, we entered into Amendment No. 1 to the Pierre Fabre Commercialization Agreement (PF Amendment No. 1). Under the terms of PF Amendment No. 1, following European Commission approval of Ebvallo for EBV+ PTLD and subsequent filing of the Marketing Authorization Application (MAA) transfer to Pierre Fabre, we received an additional $30 million milestone payment in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of tab-cel (Ebvallo) in the Territory, and (ii) the supply price markup on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre in the Initial Territory at our cost pursuant to the Pierre Fabre Commercialization Agreement. In December 2022, we sold a portion of our right to receive royalties and certain milestone payments related to Ebvallo in the Initial Territory under the Pierre Fabre Commercialization Agreement to HCRx for a total investment amount of $31.0 million, subject to a repayment cap between 185% and 250% of the total investment amount by HCRx. See Note 6 for further information related to the agreement with HCRx.

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

During the applicable period specified in the A&R Commercialization Agreement, we were responsible for various development, safety, process science, and regulatory activities, including obtaining regulatory approval in the United States for tab-cel for EBV-associated post-transplant lymphoproliferative disease. Pierre Fabre will pay us for these services in accordance with the A&R Commercialization Agreement. Pierre Fabre is responsible, at its cost, for obtaining and maintaining all other required regulatory approvals and for commercialization and distribution of tab-cel in the Additional Territory, including conducting any other clinical study required. We will own any intellectual property rights developed solely by us under the A&R Commercialization Agreement. As described above, in March 2025, we transferred all process science services and manufacturing responsibilities to Pierre Fabre. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all development, clinical (including sponsorship of the ALLELE and tab-cel multi-cohort study) and safety activities for tab-cel to Pierre Fabre. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we further amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31.0 million in exchange for the right to receive an additional $15.0 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

Accounting Analysis

Identification of the Contract

We assessed this arrangement in accordance with ASC 606 and concluded that the promises in the A&R Commercialization Agreement represent transactions with a customer.

Identification of the Promises and Performance Obligations

We identified five performance obligations under the A&R Commercialization Agreement, as amended, which consist of the following material promises:

(1)	the transfer of intellectual property rights in the form of a license in the Initial Territory, the obligation to participate in the JSC, the manufacture and supply of Ebvallo, a material right for purchases associated with the manufacture and supply of Ebvallo, and the performance of cell-selection services. We concluded that the individual promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa, since Pierre Fabre is not capable of carrying out the manufacturing and supply and cell selection services on their own, until the transfer of the related technologies occurs. Consequently, these promises represent a single performance obligation, collectively referred to as the Initial Territory Obligation.
(2)	the transfer of intellectual property rights in the form of a license in the Additional Territory, the manufacture and supply of tab-cel and the performance of cell-selection services, as well as the promises to transfer the related technologies, and perform certain development, safety, regulatory and information technology transition services. We concluded that the promises are not distinct because Pierre Fabre cannot benefit from the license without the other services and vice versa. Consequently, these promises represent a single performance obligation, collectively referred to as the Additional Territory Obligation.
(3)	performance of certain process science services, referred to as the Process Sciences Obligation.
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

Commercialization revenue associated with the Additional Territory Obligation and the Process Sciences Obligation is recognized using a cost-based input method based on the amount of actual costs incurred relative to the total budgeted costs expected to be incurred for the respective performance obligations. A cost-based input method of revenue recognition requires us to make estimates of costs to complete our performance obligation. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Process Sciences Obligation was completed on the Manufacturing Transition Date. All revenue associated with the Process Sciences Obligation was recognized as of March 31, 2025. As of September 30, 2026, there is approximately $0.5 million of deferred revenue remaining associated with the Additional Territory Obligation to be recognized upon completion of certain regulatory obligations. The transfer of control occurs over the respective time period and, in our judgment, is the best measure of progress towards satisfying the performance obligation. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. We recognized all revenue associated with the Intermediate Inventory Obligation and the Manufacturing Materials Obligation at a point in time, upon the Manufacturing Transition Date, which is when title and risk of loss, and thus, control, of the intermediate inventory and materials transferred to Pierre Fabre.

Deferred revenue activity related to commercialization revenue for the nine months ended September 30, 2026 was as follows:

September 30, 2026
(in thousands)
Deferred revenue, January 1, 2026	$716
Additions	402
Recognized into commercialization revenue	(605)
Deferred revenue September 30, 2026	513
Less: deferred revenue – current portion	(513)
Deferred revenue – long-term, September 30, 2026	—

During the nine months ended September 30, 2026, we recognized approximately $0.2 million of revenue that was included in the deferred revenue balance as of December 31, 2025.

Costs incurred relating to performing the services within the Additional Territory Obligation and Process Sciences Obligation consist of third party expenses and time incurred by our employees to satisfy requirements set forth by the A&R Commercialization Agreement. These costs are included in research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). Such costs were $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and such costs were $0.9 million and $12.0 million for the three and nine months ended September 30, 2025, respectively.

6.Liability Related to the Sale of Future Revenues

In December 2022, we entered into a Purchase and Sale Agreement (HCRx Agreement) with HCR Molag Fund, L.P., a Delaware limited partnership (HCRx). In exchange for a payment of $31.0 million (Investment Amount) to Atara, net of certain transaction expenses, HCRx obtained the right to receive certain Ebvallo royalties and milestone payments payable by Pierre Fabre under the Pierre Fabre Commercialization Agreement, up to an agreed upon multiple of the Investment Amount.

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCRx. Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time cash payment of $9.0 million associated with the achievement of a certain milestone within the A&R Commercialization Agreement, as amended, from June 30, 2026 to January 1, 2028. In connection with the HCRx Amendment, the Company issued a pre-funded warrant to purchase up to 400,000 shares of the Company’s common stock. During the nine months ended September 30, 2026, all 400,000 of the February 2026 pre-funded warrants were exercised. As of September 30, 2026, no February 2026 pre-funded warrants were outstanding.

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

To determine the carrying value of the recorded liability, we are required to estimate the remaining future payments to be received by HCRx. The sum of these amounts less the $31.0 million proceeds we received will be recorded as interest over the life of the HCRx Agreement. We estimate the effective interest rate used to record non-cash interest under the HCRx Agreement based on the estimate of future royalty payments to be received by HCRx. During the third quarter of 2026, we had a change in estimate of remaining future payments to be received by HCRx such that we no longer estimated the achievement of a certain sales threshold within the royalty term, which resulted in an exclusion of a potential commercial milestone payment of $11.3 million.  Under the prospective interest method, the revised estimated remaining future payments resulted in a negative effective interest rate and prospective recognition of non-cash interest income under the Company’s existing accounting policy.  On September 30, 2026, the annual effective interest rate was approximately (6.77)%. Over the life of the arrangement, the actual effective interest rate will be affected by the amount and timing of the actual and forecasted royalty and milestone payments to HCRx. At each reporting date, we will reassess our estimate of the timing and amounts of future payments made to HCRx, and prospectively adjust the effective interest rate and net carrying amount of the liability as necessary. In the three and nine months ended September 30, 2026, we incurred interest income (expense) on the sale of future revenues of $0.7 million and ($0.3) million, respectively.

The following table presents the changes in the liability related to the sale of future revenues under the HCRx Agreement for the nine months ended September 30, 2026:

September 30, 2026
(in thousands)
Liability related to sale of future revenues as of January 1, 2026	$42,423
Reduction of debt in exchange for pre-funded warrants	(1,672)
Change in liability related to sale of future revenues	276
Amortization of debt discount and debt issuance costs	58
Repayment of the liability	(420)
Liability related to the sale of future revenues as of September 30, 2026	40,665
Less: current portion	(1,105)
Liability related to sale of future revenues - long-term	$39,560

7.Leases

In November 2018, we entered into a lease agreement for office space in Thousand Oaks, California, that expired in February 2026 and for which we had the option to extend the lease for an additional period of five years after the initial term. In February 2025, we vacated this office space prior to the termination of the lease, resulting in the abandonment of the right-of-use asset. When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. In February 2025, with the abandonment of the lease, we recognized accelerated amortization expense on the abandoned right-of-use asset in the amount of $1.0 million within general and administrative expenses. The lease associated with the Thousand Oaks office ended in February 2026, and no lease liability remained on our balance sheet as of September 30, 2026.

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

We evaluated our vendor contracts to identify embedded leases and determined that the Master Services and Supply Agreement (Fujifilm MSA) we entered into with FUJIFILM Diosynth Biotechnologies California, Inc. (FDB) contained items that constituted a lease under ASC 842, Leases, as Atara has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. We concluded that the Fujifilm MSA contains an embedded operating lease for certain dedicated processing rooms for the manufacturing of Atara product and an embedded finance lease for certain freezers dedicated for our use. The Fujifilm MSA includes contractual obligations in the form of payments for the processing rooms and the freezers, each over a term of five years. As a result, we added right-of-use assets and lease liabilities for the processing rooms and freezers for the initial term of the lease in the amounts of $50.8 million and $4.8 million, respectively. In November 2023, we agreed to forgo the use of one processing room for approximately one year in return for a reduction in contractual obligations under the Fujifilm MSA, and in November 2024, we exercised the option to release the processing room to FDB for the remainder of the initial term. The Fujifilm MSA was novated to Pierre Fabre in March 2025 as part of the A&R Commercialization Agreement Amendment. As of June 30, 2025, we were relieved of our primary obligations under the Fujifilm MSA. Therefore, the right-of-use assets and lease liabilities for the processing rooms and the freezers have been removed from our consolidated balance sheet as of June 30, 2025. At the time of this release in June 2025, we recognized a gain on derecognition of the operating lease liability of $0.7 million and a gain on derecognition of the finance lease liability of $0.5 million within research and development expenses.

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

We originally leased office space in South San Francisco, California under a non-cancellable lease agreement. In December 2021, we entered into a second amendment with the landlord to extend the lease term through May 2025. The amended lease agreement does not include an option to extend the lease term. In connection with the amended lease, we were required to maintain a letter of credit in the amount of $0.1 million to the landlord. In October 2022, we entered into a sub-lease agreement with a third party for this office space. The sub-lease term commenced in November 2022 and expired in May 2025. At the expiration of the lease in May 2025, our right-of-use asset and lease liability for the South San Francisco office were removed from our balance sheet and the requirement to maintain a letter of credit was released.

We have no finance leases as of September 30, 2026. The maturities of lease liabilities under our operating leases as of September 30, 2026 were as follows:

Operating Leases
Years Ending December 31,	(in thousands)
2026	$414
2027	1,942
2028	2,000
2029	2,061
2030	2,122
Thereafter	3,981
Total lease payments	$12,520
Less: amount representing interest	(2,954)
Present value of lease liabilities	$9,566

Balance as of September 30, 2026
Other current liabilities	$1,084
Operating lease liabilities - long-term	8,482
Total	$9,566

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Operating lease cost:
Operating lease cost	$195	$502	$586	$4,900
Short-term lease cost	—	—	—	42
Total operating lease cost	$195	$502	$586	$4,942
Finance lease cost:
Amortization expense	$—	$—	$—	$240
Interest on lease liabilities	—	—	—	66
Total finance lease cost	$—	$—	$—	$306

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025

	(in thousands, except lease term and discount rate)
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$655	$5,997
Operating cash flows for finance leases	—	66
Financing cash flows for finance leases	—	250

Decrease in operating lease liabilities upon derecognition	$—	$20,237
Decrease in finance lease liabilities upon derecognition	—	1,918

Weighted Average Remaining Lease Term
Operating leases	6.2	6.7
Weighted Average Discount Rate
Operating leases	8.8%	9.6%

8.Restructuring

We have executed various strategic reductions in force over the past several years. As of September 30, 2026 and December 31, 2025, we had approximately $0.6 million and $0.9 million, respectively, of further separation payments and benefits. In the three and nine months ended September 30, 2026, expenses related to reductions in force were $0 and $0.8 million, respectively. In the three and nine months ended September 30, 2025, expenses related to reductions in force were approximately $0 and $11.4 million, respectively.

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

The following is a summary of restructuring charges associated with the reductions in force for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Research and development expense	$—	$15	$—	$9,308
General and administrative expense	—	12	767	2,055
Total restructuring charges	$—	$27	$767	$11,363

The following restructuring liability activity was recorded in connection with the reductions in force for the nine months ended September 30, 2026:

September 30, 2026
(in thousands)
Liability balance, January 1, 2026	$871
Restructuring charges	767
Cash payments	(1,044)
Liability balance, September 30, 2026	$594

The liability balance as of September 30, 2026 and December 31, 2025 is recorded within other current liabilities on the accompanying condensed consolidated balance sheet.

9.Commitments and Contingencies

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

Milestones and royalties under each of the above agreements are contingent upon future events and will be recorded as expense when the underlying milestones are achieved or royalties are earned. Sales related milestone and royalty costs related to Ebvallo are recorded in cost of commercialization revenue, whereas regulatory milestone costs are recorded in research and development expense. As of September 30, 2026 and December 31, 2025, there were no material outstanding obligations for milestones and royalties under our in-license and collaboration agreements.

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

Other Research, Development and Manufacturing Agreements

We may enter into other contracts in the normal course of business with clinical research organizations for clinical trials, with CMOs for product, product candidates and clinical supplies, and with other vendors for preclinical studies, supplies and other services for our operating purposes. These contracts generally provide for termination on notice. As of September 30, 2026 and December 31, 2025, there were no material amounts accrued related to contract termination charges.

Minimum Commitments

We had certain non-cancellable minimum commitments for products and services, subject to agreements with a term of greater than one year with clinical research organizations and CMOs. In March 2025, we assigned these agreements to Pierre Fabre in conjunction with the Pierre Fabre Amendment and have been relieved of our obligations under these agreements.

Indemnification Agreements

In the normal course of business, we enter into contracts and agreements that contain a variety of representations and warranties and provide for indemnification for certain liabilities. The exposure under these agreements is unknown because it involves claims that may be made against us in the future but have not yet been made. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations. We also have indemnification obligations to our directors and executive officers for specified events or occurrences, subject to some limits, while they are serving at our request in such capacities. There have been no claims to date, and we consider the fair value of these indemnification agreements to be minimal. Accordingly, we did not record liabilities for these agreements as of September 30, 2026 and December 31, 2025.

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

10.Stockholders’ Equity (Deficit)

Our authorized capital stock consists of 520,000,000 shares, all with a par value of $0.0001 per share, of which 500,000,000 shares are designated as common stock and 20,000,000 shares are designated as preferred stock. There were no shares of preferred stock outstanding as of September 30, 2026 and December 31, 2025.

Equity Offerings

As part of our July 2019 underwritten public offering, we issued and sold pre-funded warrants to purchase 117,801 shares of common stock in an underwritten public offering pursuant to a shelf registration on Form S-3.

Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share and expires seven years from the date of issuance. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (2019 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the 2019 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the nine months ended September 30, 2026, 101,089 of the July 2019 pre-funded warrants were exercised. As of September 30, 2026 no pre-funded warrants from the July 2019 underwritten public offering were outstanding.

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

The terms of the pre-funded warrants issued and sold as part of the 2020 public offerings were similar to those issued and sold in 2019. During the nine months ended September 30, 2026, 38,735 and 55,387 of the May and December 2020 pre-funded warrants, respectively, were exercised. As of September 30, 2026, no pre-funded warrants issued in the May and December 2020 underwritten public offering were outstanding.

In January 2024, we issued and sold pre-funded warrants to purchase 1,090,907 shares of common stock at a price of $13.7475 per warrant in a registered direct offering pursuant to a shelf registration on Form S-3. The gross proceeds from this sale were $15.0 million, resulting in net proceeds of $14.8 million after deducting offering expenses payable by us.

Each of the January 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0025 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed 9.99% after giving effect to the exercise (January 2024 Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the January 2024 Maximum Ownership Percentage to any other percentage not to exceed 19.99%. No January 2024 pre-funded warrants were exercised during the nine months ended September 30, 2026 and all 1,090,907 of the January 2024 pre-funded warrants remain outstanding as of September 30, 2026.

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

Each of the September 2024 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant agreement, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder’s election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the September 2024 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the September 2024 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the nine months ended September 30, 2026, 360,976 of the September 2024 pre-funded warrants were exercised. As of September 30, 2026, pre-funded warrants to purchase 3,235,170 shares of our common stock from the September 2024 direct offering were outstanding.

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

Each of the May 2025 pre-funded warrants issued entitles the holder to purchase one share of common stock at an exercise price of $0.0001 per share, with no expiration date. These warrants are recorded as a component of stockholders’ equity (deficit) within additional paid-in capital. Per the terms of the warrant, a holder of the outstanding warrants is not entitled to exercise any portion of any pre-funded warrant if, upon exercise of the warrant, the holder’s ownership (together with its affiliates) of our common stock or combined voting power of our securities beneficially owned by such holder (together with its affiliates) would exceed, at the holder’s election, 4.99%, 9.99% or 19.99% after giving effect to the exercise (the May 2025 Warrant Maximum Ownership Percentage). Upon at least 61 days’ prior notice to us by the holder, any holder may increase or decrease the May 2025 Warrant Maximum Ownership Percentage to any other percentage not to exceed 19.99%. During the nine months ended September 30, 2026, 630,575 of the May 2025 pre-funded warrants were exercised. As of September 30, 2026, pre-funded warrants to purchase 907,796 shares of our common stock from the May 2025 underwritten registered direct offering were outstanding.

In February 2026, we entered into an amendment to the Purchase and Sale Agreement (HCRx Amendment) with HCR Molag Fund L.P. (HCRx). Under the terms of the HCRx Amendment, HCRx agreed to amend the due date of the one-time $9.0 million cash payment associated with the achievement of a certain milestone within the A&R Commercialization Agreement dated October 31, 2023 with Pierre Fabre Medicament (see Note 6), as amended, from June 30, 2026 to January 1, 2028. In connection with the HCRx Amendment, the Company issued a pre-funded warrant to purchase up to 400,000 shares of the Company’s common stock. The Company recorded these equity warrants as a charge of $1.7 million, netted against the liability from the sale of the future HCRx royalties. During the nine months ended September 30, 2026, all 400,000 of the February 2026 pre-funded warrants were exercised. As of September 30, 2026, no February 2026 pre-funded warrants were outstanding.

ATM Facilities

We entered into a sales agreement with Cowen and Company, LLC (Cowen) in November 2023 (2023 ATM Facility). TD Securities (USA) LLC (TD Cowen) is now the sales agent under the 2023 ATM Facility as successor to Cowen. The ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through TD Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under the ATM facility. The 2023 Registration Statement will expire on November 13, 2026.

We intend to file a new shelf registration statement on Form S-3 (2026 Registration Statement) to replace the 2023 Registration Statement following the filing of this Quarterly Report on Form 10-Q and before the 2023 Registration Statement expires on November 13, 2026. Upon the filing of the 2026 Registration Statement, in accordance with Rules 415(a)(5) and 415(a)(6) under the Securities Act, we may continue to offer and sell shares of our common stock under the 2023 ATM Facility pursuant to the 2023 Registration Statement, including the full amount remaining available under the related prospectus, until the earlier of the effective date of the 2026 Registration Statement and May 12, 2027. If we do not file the 2026 Registration Statement before November 13, 2026, we will not be able to make sales under the 2023 ATM Facility until a new registration statement is declared effective. If our public float remains below $75 million, the 2026 Registration Statement will be filed in reliance on General Instruction I.B.6 of Form S-3 and sales of our common stock under the 2026 Registration Statement, including at-the-market sales, will be limited to one-third of our public float, measured as of a date within 60 days prior to each sale, in any 12-month period, unless and until our public float equals or exceeds $75 million.

We intend to continue to offer and sell shares of our common stock under the 2023 ATM Facility after the 2026 Registration Statement is declared effective. We intend for the 2026 Registration Statement to include a prospectus covering the offer and sale under the 2023 ATM Facility of shares of our common stock having an aggregate offering price of up to $200 million of the amount remaining available under the sales agreement, which amount reflects the limitations of General Instruction I.B.6 of Form S-3. Once the 2026 Registration Statement is declared effective, we will make no further sales under the 2023 Registration Statement. Other than as described above, the sales agreement for the 2023 ATM Facility remains in full force and effect. If our public float increases such that we may sell additional amounts under the 2023 ATM Facility, we may file a prospectus supplement to register additional shares.

During the nine months ended September 30, 2026, we sold an aggregate of 1,095,183 shares of common stock under the 2023 ATM Facility, at an average price of $8.12 per share, for gross proceeds of $8.9 million and net proceeds of $8.5 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2026, $78.3 million of common stock remained available to be sold under the 2023 ATM Facility.

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

As of September 30, 2026, a total of 60,651 shares of common stock were reserved for issuance under the 2014 EIP, of which all were subject to outstanding options and RSUs, including performance-based awards.

As of September 30, 2026, a total of 671,052 shares of common stock were reserved for issuance under the 2024 EIP, of which 336,618 shares were available for future grant and 334,434 shares were subject to outstanding options and RSUs.

In February 2018, we adopted the 2018 Inducement Plan (Inducement Plan), under which we may grant options, stock appreciation rights, RSAs and RSUs to new employees. In November 2020, September 2021 and June 2022 we amended the Inducement Plan to reserve an additional 60,000 shares of the Company’s common stock for issuance under the Inducement Plan in each case.

As of September 30, 2026, 149,371 shares of common stock were reserved for issuance under the Inducement Plan, of which 141,763 shares were available for future grant and 7,608 shares were subject to outstanding options and RSUs.

Restricted Stock Units

The following is a summary of RSU activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	RSUs
		Weighted
		Average
	Shares	Grant Date Fair Value
Balance as of December 31, 2025	216,048	$9.72
Granted	315,200	8.36
Forfeited	(12,495)	7.92
Vested	(180,536)	9.97
Balance as of September 30, 2026	338,217	$8.39

As of September 30, 2026, there was $1.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 1.06 years. This excludes unrecognized stock-based compensation expense for performance-based RSUs that were deemed not probable of vesting in accordance with U.S. GAAP.

Stock Options

The following is a summary of stock option activity under our 2014 EIP, 2024 EIP and Inducement Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	72,290	$191.81	6.2	$23
Forfeited or expired	(7,814)	202.18	—	—
Balance as of September 30, 2026	64,476	$190.54	4.5	$—
Vested and expected to vest as of September 30, 2026	64,476	$190.54	4.5	$-
Exercisable as of September 30, 2026	64,476	$190.54	4.5	$-

Aggregate intrinsic value represents the difference between the closing stock price of our common stock on September 30, 2026 and the exercise price of outstanding, in-the-money options. As of September 30, 2026, there was no unrecognized stock-based compensation expense related to stock options.

Employee Stock Purchase Plan

In May 2014, we adopted the 2014 Employee Stock Purchase Plan (“2014 ESPP”), which became effective on October 15, 2014 upon the pricing of our IPO. Following stockholder approval, in June 2024, we amended the 2014 ESPP to increase the number of shares of our common stock available for issuance under the 2014 ESPP by 40,000 shares. The 2014 ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Eligible employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock at (i) the beginning of the offering period or (ii) at the end of the purchase period. For the nine months ended September 30, 2026, the amount of expense related to the 2014 ESPP was immaterial.

As of September 30, 2026, there was approximately $5,000 of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized by the end of the fourth quarter of 2026. As of September 30, 2026, there were 139,283 shares authorized under the 2014 ESPP.

Reserved Shares

The following shares of common stock were reserved for future issuance under our equity incentive plans as of September 30, 2026:

Total Shares
Reserved
2014 Equity Incentive Plan	60,651
2018 Inducement Plan	149,371
2024 Equity Incentive Plan	671,052
2014 Employee Stock Purchase Plan	20,738
Total reserved shares of common stock	901,812

Stock-based Compensation Expense

The following is a summary of stock-based compensation expense for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Research and development	$98	$336	$453	$2,676
General and administrative	359	889	1,147	5,559
Total stock-based compensation expense	$457	$1,225	$1,600	$8,235

11.Supplemental Balance Sheet Information

Other current liabilities

Other current liabilities consisted of the following as of each period end:

	September 30,	December 31,
	2026	2025

	(in thousands)
Accrued operating expenses	$2,279	$1,798
Current portion of operating lease liabilities	1,084	1,028
Other accrued liabilities	330	150
Total other current liabilities	$3,693	$2,976

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 and our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Atara Biotherapeutics is a leader in T-cell immunotherapy, leveraging its novel allogeneic Epstein-Barr virus (EBV) T-cell platform to develop transformative therapies for patients with cancer and autoimmune disease. Tab-cel (tabelecleucel) has received MAA under the proprietary name Ebvallo™ for commercial sale in the European Economic Area (EEA) by the European Commission (EC), for commercial sale and use in the United Kingdom (UK) by the Medicines and Healthcare products Regulatory Agency (MHRA), and for commercial sale and use in Switzerland by Swissmedic. We are partnered with Pierre Fabre Medicament (Pierre Fabre) for commercialization in Europe and potential commercialization, if approved, worldwide, including in the U.S. Tab-cel is currently in Phase 3 development in the U.S. for patients with EBV-associated post-transplant lymphoproliferative disease (EBV+ PTLD) who have failed rituximab or rituximab plus chemotherapy, as well as other EBV-driven diseases.

In September 2026, Pierre Fabre resubmitted the biologics license application (BLA) for tab-cel to the U.S. Food and Drug Administration (FDA). The FDA accepted the resubmission in October 2026, with a March 31, 2027 target action date.

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

In October 2021, we entered into the Commercialization Agreement with Pierre Fabre (Pierre Fabre Commercialization Agreement), pursuant to which we granted to Pierre Fabre an exclusive, field-limited license to commercialize and distribute Ebvallo in Europe and select emerging markets in the Initial Territory following regulatory approval. As contemplated by the Pierre Fabre Commercialization Agreement, we entered into (i) a Manufacturing and Supply Agreement, (ii) a Pharmacovigilance Agreement and (iii) a Quality Agreement, in each case, with Pierre Fabre to further advance our partnership with Pierre Fabre. In September 2022, we amended the Pierre Fabre Commercialization Agreement and received an additional $30 million milestone payment from Pierre Fabre following EC approval of Ebvallo for EBV+ PTLD and subsequent filing of the MAA transfer to Pierre Fabre, in exchange for, among other things, a reduction in: (i) royalties we are eligible to receive as a percentage of net sales of Ebvallo in the Initial Territory, and (ii) the supply price markup on tab-cel purchased by Pierre Fabre. Additionally, we agreed to extend the time period for provision of certain services to Pierre Fabre under the Pierre Fabre Commercialization Agreement. In December 2022, we entered into the HCRx Agreement with HCR Molag Fund, L.P. (HCRx), a Delaware limited partnership. Pursuant to the terms of the HCRx Agreement, we received a total investment amount of $31 million in exchange for HCRx being entitled to receive a portion of the tiered, sales-based royalties for Ebvallo, in amounts ranging from the mid-single digits to significant double digits, as well as certain milestone payments, both related to the Initial Territory and otherwise payable to us by Pierre Fabre. The total royalties and milestones payable to HCRx related to the Initial Territory under the HCRx Agreement are capped between 185% and 250% of the total investment amount by HCRx, dependent upon the timing of such royalty and milestone payments to HCRx.

On October 31, 2023, we entered into an amended and restated Pierre Fabre Commercialization Agreement (A&R Commercialization Agreement), pursuant to which we expanded Pierre Fabre’s exclusive rights to research, develop, manufacture, commercialize and distribute tab-cel (Ebvallo) to include all other countries in the world (Additional Territory) in addition to the Initial Territory (together, the Territory), subject to our performance of certain obligations as described below. In December 2023, upon the effective date of the A&R Commercialization Agreement, we met the contractual right to receive an additional upfront cash payment of $20.0 million for the expanded exclusive license grant, for which the cash was received in January 2024. In March 2024, we met the contractual right to receive $20.0 million in milestone payments upon achieving a regulatory milestone, for which the cash was received in April 2024. In July 2024, we met the contractual right to receive an additional $20.0 million in milestone payments upon achieving acceptance of our BLA for tab-cel by the FDA and we received the cash in August 2024. In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre under the A&R Commercialization Agreement Amendment. Pierre Fabre is now responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide at its cost. Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third party manufacturing facility to address the FDA’s requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement. In July 2025, we further amended the A&R Commercialization Agreement and completed the transfer of all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development responsibility to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all clinical (including sponsorship of the ALLELE and tab-cel multi-cohort studies) and development activities (other than responsibility for regulatory activities) for tabelecleucel worldwide. In October 2025, we further amended the A&R Commercialization Agreement to transfer all regulatory activities (including sponsorship of the tab-cel BLA) to Pierre Fabre. Pierre Fabre is, at its cost, responsible for all regulatory activities (including sponsorship of the tab-cel BLA) for tab-cel worldwide, and Pierre Fabre is to use commercially reasonable efforts to obtain BLA approval as soon as possible. We will, at Pierre Fabre’s expense, continue to observe the regulatory activities and support Pierre Fabre in its efforts to obtain BLA approval. In December 2025, we amended the A&R Commercialization Agreement to, among other things, mitigate the impact of the cost of rebuilding commercial inventory in the United States. We agreed to reduce the milestone payment due upon BLA approval of tab-cel to $31.0 million in exchange for the right to receive an additional $15.0 million potential milestone payment upon achieving a certain commercial milestone. Under the terms of the A&R Commercialization Agreement, as amended by the A&R Commercialization Agreement Amendment, we are entitled to receive an aggregate of up to $308.0 million in remaining milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Initial Territory, and an aggregate of up to $556.0 million in additional potential milestone payments upon achieving certain regulatory and commercial milestones relating to tab-cel in the Additional Territory, including up to $31.0 million in potential regulatory milestones in connection with the approval by the FDA of a BLA for tab-cel. We are also eligible to receive significant double-digit tiered royalties as a percentage of net sales of tab-cel (Ebvallo) in the Territory until the later of 12 years after the first commercial sale in each such country, the expiration of specified patent rights in each such country, or the expiration of all regulatory exclusivity for tab-cel in each such country. Royalty payments may be reduced in certain specified customary circumstances. Royalties and milestones from the commercialization of Ebvallo in the Initial Territory remain subject to the HCRx Agreement.

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

We have executed various strategic reductions in force over the past several years. As of September 30, 2026 and December 31, 2025, we had approximately $0.6 million and $0.9 million, respectively of further separation payments and benefits. In the three and nine months ended September 30, 2026, expenses related to reductions in force were $0 and $0.8 million, respectively. In the three and nine months ended September 30, 2025, expenses related to reductions in force were approximately $0 and $11.4 million, respectively.

In January 2025, the FDA issued a Complete Response Letter (Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD), who have received at least one prior therapy including an anti-CD20 containing regimen. The Response Letter only cited findings that arose during a pre-license inspection of a third party manufacturing facility for tab-cel. The Response Letter did not identify any deficiencies related to the manufacturing process, the clinical efficacy, or clinical safety data in the BLA, and the FDA did not request any new clinical trials to support a potential approval of tab-cel. Additionally, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD). The clinical hold was directly linked to inadequately addressed Good Manufacturing Practices (GMP) compliance issues referenced in the Response Letter. In May 2025, the FDA notified us that we had satisfactorily addressed all clinical hold issues and the FDA has lifted the clinical holds. In May 2025, we aligned with the FDA on a plan to address the issues raised by the FDA in the Response Letter and the path forward for resubmission of the tab-cel BLA at a Type A meeting. In July 2025, we resubmitted, and the FDA accepted, the tab-cel BLA. In January 2026, the FDA issued a second Complete Response Letter (Second Complete Response Letter) for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA has granted, a Type A meeting to address the FDA’s concerns in the Second Complete Response Letter. In April 2026, Pierre Fabre, with our support, had a productive meeting with the FDA and discussed with the FDA a potential path forward to resubmitting the tab-cel BLA. The FDA agreed that a single arm study using an appropriate historical control applicable to the trial population, conducted in a pre-specified manner, could serve as an adequate and well-controlled study and provide safety and efficacy data in support of a future marketing application of tab-cel for the proposed indication.

On September 30, 2026, we announced that Pierre Fabre, with our support, had resubmitted the tab-cel BLA. The resubmission included additional ALLELE patients and longer follow-up from the ongoing Phase 3 single arm ALLELE study of tab-cel, together with supplemental data from expanded access programs, a separate clinical study, and European commercial experience. On October 14, 2026, we announced that the FDA had accepted the resubmission for a Class 2 review and assigned a Prescription Drug User Fee Act target action date of March 31, 2027. We continue to support Pierre Fabre during the review process.

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

Pipeline

Our most advanced T-cell immunotherapy program, tab-cel, is approved for commercial sale and use in the EEA, the UK and Switzerland under the proprietary name Ebvallo. Pierre Fabre continues to advance development of tab-cel in the U.S. in a Phase 3 clinical trial for patients with EBV+ PTLD (ALLELE). Tab-cel has received Breakthrough Therapy Designation (BTD) in the U.S. for the treatment of patients with EBV+ PTLD after hematopoietic cell transplants (HCT) who have failed rituximab and orphan drug designation in the U.S. and UK for the treatment of patients with EBV+ PTLD following HCT or solid organ transplants (SOT).

●	In January 2026, the FDA issued a Second Complete Response Letter for the BLA for tab-cel as monotherapy treatment for adult and pediatric patients two years of age and older with EBV+ PTLD, who have received at least one prior therapy including an anti-CD20 containing regimen. In the Second Complete Response Letter, the FDA confirmed that the GMP compliance issues identified in the Response Letter had been satisfactorily resolved, and importantly, no safety issues were raised. However, the Second Complete Response Letter claims that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD.
●	In March 2026, our partner, Pierre Fabre, submitted a request for, and the FDA granted, a Type A meeting to address the FDA’s concerns raised in the Second Complete Response Letter. In April 2026, Pierre Fabre, with our support, met with the FDA at the Type A meeting. In September 2026, Pierre Fabre resubmitted the tab-cel BLA, and in October 2026, the FDA accepted the resubmission for a Class 2 review with a target action date of March 31, 2027.

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

Our net income (loss) was ($11.2) million and $36.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $2.0 billion. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative expenses associated with our operations. As of September 30, 2026, our cash, cash equivalents and short-term investments totaled $9.9 million, which we intend to use to fund our operations.

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

Our expenditures on future preclinical and clinical development programs are subject to numerous uncertainties in timing and cost to completion. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expenses of research and development activities;
●	the potential review or reanalysis of our clinical study results;
●	future clinical study results;
●	the availability of qualified drug supply;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	changing medical practice patterns related to the indications we are investigating;
●	significant and changing government regulation;
●	disruptions caused by man-made or natural disasters or public health pandemics or epidemics; and
●	the timing and receipt of any regulatory approvals, as well as potential post-market requirements.

The process of conducting the necessary clinical research to obtain approval from the FDA and other regulators is costly and time consuming and the successful development of our product candidates is highly uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Item 1A. Risk Factors.” As a result of these risks and uncertainties, we are unable to determine with any degree of certainty the duration and completion costs of our research and development projects, or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval.

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

Interest Income (Expense) On Sale of Future Revenues

Interest income (expense) on sale of future revenues consists of income (expense) recorded in connection with the HCRx Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies and significant judgments and estimates during the nine months ended September 30, 2026 from those disclosed in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Revenues

Revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Commercialization revenue	$1,224	$3,453	$(2,229)	$2,370	$119,177	$(116,807)

Commercialization revenues were $1.2 million and $2.4 million for the three and nine months ended September 30, 2026 as compared to $3.5 million and $119.2 million in the comparative 2025 periods. The revenue in the prior-year period reflects the transfer of tab-cel manufacturing responsibilities to Pierre Fabre on March 31, 2025, which resulted in a one-time acceleration of revenue recognized upon satisfaction of substantially all commercialization and transition-related performance obligations. In the current period, commercialization revenues relate solely to ongoing regulatory activities and clinical vial sales, resulting in significantly lower revenue recognized during the three and nine months ended September 30, 2026.

Cost of commercialization revenue

Cost of commercialization revenue consisted of the following in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Cost of commercialization revenue	$265	$115	$150	$580	$21,108	$(20,528)

Cost of commercialization revenue was $0.3 million and $0.6 million for the three and nine months ended September 30, 2026, as compared to $0.1 million and $21.1 million in the comparative 2025 periods. The decrease in the 2026 period is primarily due to the recognition of deferred cost of commercialization revenue in the prior-year period upon the transfer of manufacturing responsibilities to Pierre Fabre on March 31, 2025.

Research and development expenses

Research and development expenses consisted of the following costs, by function, in the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Technical operations and quality expenses	$776	$1,669	$(893)	$2,742	$23,479	$(20,737)
Medical and safety expenses	39	299	(260)	(1,185)	9,262	(10,447)
Regulatory expenses	284	957	(673)	1,051	4,927	(3,876)
Total research and development expenses	$1,099	$2,925	$(1,826)	$2,608	$37,668	$(35,060)

Technical operations and quality expenses were $0.8 million and $2.7 million in the three and nine months ended September 30, 2026, as compared to $1.7 million and $23.5 million in the comparative 2025 periods. The decrease in 2026 was primarily due to the transition of tab-cel manufacturing activities to Pierre Fabre as of March 31, 2025 and reduced headcount following the 2025 reductions in force.

Medical and safety expenses were $39.0 thousand and a benefit of $1.2 million in the three and nine months ended September 30, 2026, as compared to $0.3 million and $9.3 million in the comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force, transition of tab-cel clinical trials to Pierre Fabre in July 2025, and termination of the ATA3219 phase 1 trials after the decision to pause research and development for CAR T assets in March 2025. The decrease in the nine month period was also due to a change in estimate of final clinical related costs upon agreement being reached as of March 31, 2026.

Regulatory expenses were $0.3 million and $1.1 million in the three and nine months ended September 30, 2026, as compared to $1.0 million and $4.9 million in the comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force.

General and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
General and administrative expenses	$2,830	$3,987	$(1,157)	$10,241	$21,976	$(11,735)

General and administrative expenses were $2.8 million and $10.2 million in the three and nine months ended September 30, 2026, as compared to $4.0 million and $22.0 million in the respective comparative 2025 periods. The decrease in 2026 was primarily due to reduced headcount following the 2025 reductions in force.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2026	2025	(Decrease)	2026	2025	(Decrease)

	(in thousands)			(in thousands)
Interest income	$68	$204	$(136)	$199	$583	$(384)
Interest income (expense) on sale of future revenues	682	(906)	1,588	(333)	(2,745)	2,412
Other income (expense), net	(9)	1	(10)	(14)	(138)	124
Total other income (expense), net	$741	$(701)	$1,442	$(148)	$(2,300)	$2,152

Interest income was $0.1 million and $0.2 million in the three and nine months ended September 30, 2026, as compared to $0.2 million and $0.6 million in the comparative 2025 periods. The decrease in the 2026 period was primarily due to lower average balances of cash, cash equivalents and available-for-sale securities.

Interest income (expense) on sale of future revenues was approximately $0.7 million and ($0.3) million in the three and nine months ended September 30, 2026, as compared to ($0.9) million and ($2.9) million in the comparative 2025 periods. During the third quarter of 2026, we had a change in estimate of remaining future payments to be received by HCRx such that we no longer estimated the achievement of a certain sales threshold within the royalty term, resulting in the prospective recognition of non-cash interest income.

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

We entered into a sales agreement with Cowen and Company, LLC (Cowen) in November 2023 (2023 ATM Facility). TD Securities (USA) LLC (TD Cowen) is now the sales agent under the 2023 ATM Facility as successor to Cowen. The ATM facility provides or provided for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $100.0 million, through TD Cowen, as our sales agent. We filed a registration statement on Form S-3 registering the offer and sale of these shares under the Securities Act (2023 Registration Statement). The issuance and sale of these shares by us pursuant to the ATM facility are deemed “at the market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (Securities Act), and were registered under the Securities Act. Commissions of up to 3.0% are due on the gross sales proceeds of the common stock sold under the ATM facility. The 2023 Registration Statement will expire on November 13, 2026.

We intend to file a new shelf registration statement on Form S-3 (2026 Registration Statement) to replace the 2023 Registration Statement following the filing of this Quarterly Report on Form 10-Q and before the 2023 Registration Statement expires on November 13, 2026. Upon the filing of the 2026 Registration Statement, in accordance with Rules 415(a)(5) and 415(a)(6) under the Securities Act, we may continue to offer and sell shares of our common stock under the 2023 ATM Facility pursuant to the 2023 Registration Statement, including the full amount remaining available under the related prospectus, until the earlier of the effective date of the 2026 Registration Statement and May 12, 2027. If we do not file the 2026 Registration Statement before November 13, 2026, we will not be able to make sales under the 2023 ATM Facility until a new registration statement is declared effective. If our public float remains below $75 million, the 2026 Registration Statement will be filed in reliance on General Instruction I.B.6 of Form S-3 and sales of our common stock under the 2026 Registration Statement, including at-the-market sales, will be limited to one-third of our public float, measured as of a date within 60 days prior to each sale, in any 12-month period, unless and until our public float equals or exceeds $75 million.

We intend to continue to offer and sell shares of our common stock under the 2023 ATM Facility after the 2026 Registration Statement is declared effective. We intend for the 2026 Registration Statement to include a prospectus covering the offer and sale under the 2023 ATM Facility of shares of our common stock having an aggregate offering price of up to $200 million of the amount remaining available under the sales agreement, which amount reflects the limitations of General Instruction I.B.6 of Form S-3. Once the 2026 Registration Statement is declared effective, we will make no further sales under the 2023 Registration Statement. Other than as described above, the sales agreement for the 2023 ATM Facility remains in full force and effect. If our public float increases such that we may sell additional amounts under the 2023 ATM Facility, we may file a prospectus supplement to register additional shares.

During the nine months ended September 30, 2026, we sold an aggregate of 1,095,183 shares of common stock under the 2023 ATM Facility, at an average price of $8.12 per share, for gross proceeds of $8.9 million and net proceeds of $8.5 million, after deducting commissions and other offering expenses payable by us.

As of September 30, 2026, $78.3 million of common stock remained available to be sold under the 2023 ATM Facility.

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

In March 2025, we completed the transfer of all manufacturing responsibility to Pierre Fabre and Pierre Fabre is, at its cost, responsible for manufacturing and supplying tabelecleucel for development and commercialization worldwide under an amendment to the A&R Commercialization Agreement (A&R Commercialization Agreement Amendment). Pursuant to the A&R Commercialization Agreement Amendment, Pierre Fabre has also agreed to assume the costs related to remediation of the third party manufacturing facility to address the FDA’s requests to support resubmission of the BLA for tab-cel. In exchange for accelerating the transfer of all manufacturing responsibility and assumption of such remediation costs by Pierre Fabre, among other things, we agreed to reduce the amount of certain potential future regulatory and commercial milestone payments under the A&R Commercialization Agreement.

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

As of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the limitations of General Instruction I.B.6 to Form S-3. Consistent with Securities Act Forms Corporation Finance Interpretation 116.26, the limitations of General Instruction I.B.6 of Form S-3 do not apply to the 2023 ATM Facility under the 2023 Registration Statement. Further, the 2023 Registration Statement expires on November 13, 2026. Assuming our public float remains below $75 million, the 2026 Registration Statement will be subject to General Instruction I.B.6, which will limit the aggregate amount we may sell in primary offerings under that registration statement, including pursuant to the 2023 ATM Facility, in any 12-month period to one-third of our public float.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash, cash equivalents and short-term investments are held in bank and custodial accounts and consist of money market funds, U.S. Treasury, and corporate debt obligations.

Our cash, cash equivalents and short-term investments totaled $9.9 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively.

Cash Flows

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table details the primary sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,290)	$(45,243)
Investing activities	(5,793)	9,708
Financing activities	8,656	16,101
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,427)	$(19,434)

Operating activities

Net cash used in operating activities was $7.3 million in the nine months ended September 30, 2026 as compared to $45.2 million in the comparative 2025 period. The decrease of $37.9 million was primarily due to lower compensation-related costs resulting from lower headcount driven by the 2025 reductions in force, as well as transition of tab-cel clinical trials and manufacturing activities to Pierre Fabre in 2025.

Investing activities

Net cash used in investing activities in the nine months ended September 30, 2026 was $5.8 million, primarily reflecting $9.5 million of purchases of short-term investments, partially offset by $3.7 million of proceeds from maturities of short-term investments, as compared to net cash provided by investing activities of $9.7 million in the comparative 2025 period, which primarily reflected proceeds from maturities and sales of available-for-sale securities.

Financing activities

Net cash provided by financing activities in the nine months ended September 30, 2026 consisted of $8.7 million of net proceeds received from the 2023 ATM Facility. Net cash provided by financing activities in the nine months ended September 30, 2025 was $16.1 million, consisting primarily of $14.8 million in net proceeds from the issuance of pre-funded warrants and shares in an underwritten registered direct offering, and $1.5 million in net proceeds from the 2023 ATM Facility.

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

Our existing cash, cash equivalents and short-term investments as of September 30, 2026 will not be sufficient to fund our planned operations for at least the next 12 months after the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing, costs and results of our ongoing and planned clinical studies for our product candidates;
●	our partner’s success in establishing and maintaining manufacturing relationships with their CMOs;
●	the number and characteristics of product candidates that we pursue;
●	the outcome, timing and costs of seeking regulatory approvals;
●	subject to receipt of regulatory approval, costs associated with the commercialization of our product candidates by our partners and the amount of revenues received from commercial sales of our product candidates;
●	the timing of proceeds from, and our ability to perform under, the A&R Commercialization Agreement, subject to the HCRx Agreement, as well as the terms and timing of any future commercialization, collaboration, licensing, partnering or other arrangements that we may establish;
●	the amount and timing of any payments we may be required to make in connection with the licensing, filing, prosecution, maintenance, defense and enforcement of any patents or patent applications or other intellectual property rights;
●	the extent to which we in-license or acquire other products and technologies; and
●	the timing of the qualification of our partner’s CMOs’ manufacturing facilities.

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

Contractual Obligations and Commitments

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases and contracts we enter into in the normal course of business with CROs for clinical studies, with CMOs for clinical and commercial materials, and with other vendors for preclinical studies and supplies and other services and products for operating purposes. These contracts generally provide for termination for convenience following a notice period. There have been no material changes to our contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026 other than those previously discussed in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2026, there were no material changes to our interest rate risk disclosures, market risk disclosures and foreign currency exchange rate risk disclosures reported in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on March 23, 2026, a putative shareholder class action captioned Kuang v. Atara Biotherapeutics, Inc., et al., No. 2:26-cv-03083 (the “Class Action”), was filed in the U.S. District Court for the Central District of California (the “Court”) against the Company and certain of its current and former officers (collectively, “Defendants”). On June 11, 2026, the Court issued an order appointing a lead plaintiff (the “Lead Plaintiff”), and on August 10, 2026, the Lead Plaintiff filed an Amended Class Action Complaint. The amended complaint purports to assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder on behalf of purchasers or acquirers of the Company’s securities from May 20, 2024 through January 9, 2026. The complaint alleges, among other things, that Defendants made materially false or misleading statements and omissions regarding alleged deficiencies in the Company’s Phase 3 ALLELE study of tabelecleucel for the treatment of Epstein-Barr virus-positive post-transplant lymphoproliferative disease, and the likelihood of FDA approval and regulatory prospects for the Company’s Biologics License Application for tabelecleucel. Defendants have filed a motion to dismiss the complaint. The Company believes that the allegations are without merit and intends to vigorously defend against them.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Quarterly Report on Form 10-Q, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before investing in our common stock.

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

In January 2025, we announced that our board of directors, working with the company’s financial and legal advisors, initiated a process to explore a range of strategic alternatives designed to maximize value for our stockholders, which may include, but are not limited to, an acquisition, merger, reverse merger, other business combinations, sale of assets, licensing, or other strategic transactions. Our board of directors continues to evaluate potential strategic alternatives.

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

Pursuing or consummating any strategic transaction may disrupt our management or business, require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and may pose significant integration challenges, which could adversely affect our operations and financial results. For example, pursuing or consummating these transactions may entail numerous operational and financial risks, including:

●	the inability to retain our key employees or our other service providers;
●	increased volatility of our stock price;
●	higher than anticipated transaction or integration costs;
●	exposure to unknown liabilities;
●	write downs of assets or goodwill or impairment charges;
●	increased amortization expenses; and
●	the possibility of future litigation.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove effective, gain regulatory approval or become commercially viable. We have one product, Ebvallo, which is approved in the EEA, the UK and Switzerland and have generated limited revenues from commercialization, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have incurred significant operating losses in every annual reporting period since our inception, with the exception of the twelve months ended December 31, 2025. For the nine months ended September 30, 2026, we reported a net loss of $11.2 million.

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

To date, we have generated only limited revenues from commercialization. We have obtained regulatory approval for one product, Ebvallo, in the EEA, Switzerland and the UK. We have out-licensed the commercialization rights to tab-cel (Ebvallo in the EEA, Switzerland and the UK) to Pierre Fabre under the A&R Commercialization Agreement and we have sold certain royalty and milestone interests for the Initial Territory, subject to a specified cap, to HCRx pursuant to the HCRx Agreement. Our ability to generate revenues from commercialization and achieve profitability will be subject to the A&R Commercialization Agreement, the HCRx Agreement and depend on our commercialization partners’ ability to successfully commercialize products, including any of our current product and product candidates, and other product candidates that we may develop, in-license or acquire in the future. Our ability to generate revenues from the sale of products and achieve profitability will also depend on a number of additional factors, including our ability, or our commercialization partner’s ability, to:

●	successfully complete development activities, including the necessary clinical studies with positive results;
●	complete and submit regulatory submissions to the FDA, EMA or other agencies and obtain regulatory approval for indications for which there is a commercial market;
●	develop manufacturing and distribution processes for tab- cel;
●	develop commercial quantities of tab-cel, including at acceptable cost levels;
●	establish and maintain adequate supply of tab-cel, including cell lines with sufficient breadth to treat patients;
●	establish and maintain manufacturing and commercialization relationships with reliable third parties;
●	qualify CMOs’ manufacturing facilities such that Pierre Fabre can maintain the supply of our products by ensuring adequate manufacturing of bulk drug substances and drug products in a manner that is compliant with global legal and regulatory requirements;
●	achieve market acceptance of and pricing and reimbursement for our products, if any;
●	retain qualified personnel; and
●	protect our rights in our intellectual property and regulatory protections portfolio.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing tab-cel, and conducting clinical studies;
●	the timing of, and the costs involved in, obtaining regulatory approvals for tab-cel, including any costs from post-market requirements;
●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on tab-cel; and
●	the emergence of competing technologies or other adverse market developments.

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

As of September 30, 2026, we had total cash, cash equivalents and short-term investments of $9.9 million. Our existing cash, cash equivalents and short-term investments as of September 30, 2026 will not be sufficient to fund our planned operations for at least the next twelve months from the date of issuance of these financial statements. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements.

To alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to secure additional capital, potentially through a combination of public or private security offerings; use of our ATM facility; issuance of debt; and/or execution of strategic transactions. We may also need to raise additional funding as required based on the status of our development program and our projected cash flows. Although we have been successful in raising capital in the past, and expect to continue to raise capital as required, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, or identify and enter into any strategic transactions that will provide the capital that we will require. In addition, as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be limited by the limitations of General Instruction I.B.6 to Form S-3. Further, our existing shelf registration statement on Form S-3 expires on November 13, 2026, and we intend to file a replacement registration statement on Form S-3 before that date. If we do so, we believe that we may be able to continue to sell under the 2023 ATM Facility pursuant to our existing shelf registration statement, without regard to the limitations of General Instruction I.B.6, until the earlier of the effectiveness of the replacement registration statement and May 12, 2027. If we do not file the replacement registration statement before November 13, 2026, we will not be able to sell under the 2023 ATM Facility until a new registration statement is declared effective. In any event, if our public float remains below $75 million when the replacement registration statement is filed, sales under it will be subject to General Instruction I.B.6, which would limit the aggregate amount we may sell in primary offerings under that registration statement, including pursuant to the 2023 ATM Facility, in any 12-month period to one-third of our public float. If we are unable to obtain sufficient funding on acceptable terms, we could be forced to delay, limit, reduce or terminate ongoing activities of our product candidate, as well as our exploration of strategic alternatives, which could have a material adverse effect on our business, results of operations, and financial condition.

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

We have one approved product, Ebvallo, which is currently approved in the EEA, the UK and Switzerland. We have invested substantial resources in identifying and developing potential product candidates, conducting preclinical and clinical studies, manufacturing activities, and preparing for the commercial launch of our product and product candidates. Our ability to generate revenues from the sale of tab-cel, if approved, will depend heavily on the successful development and manufacture, and our partners’ eventual commercialization of tab-cel.

The success of tab-cel depends on many factors, including the following:

●	completion of preclinical and clinical studies with positive results, including demonstrating the stability, safety, purity, and potency of our product candidates to the satisfaction of the FDA or other regulatory agencies;
●	receipt of regulatory approvals from applicable authorities, including required authorizations for clinical trials and marketing authorizations;
●	protecting our rights in our intellectual property portfolio, including by obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	establishing or making successful arrangements with third party manufacturers and commercialization partners;
●	qualifying our and our CMOs’ manufacturing facilities for clinical and commercial manufacturing purposes;
●	developing manufacturing and distribution processes for our novel T-cell product candidates and next-generation CAR T programs;
●	contracting with third parties for the manufacture of our product candidates at an acceptable cost;

●	contracting with third parties for commercialization of our products on terms favorable to us, if approved by applicable regulatory authorities;
●	acceptance of our products, if approved by applicable regulatory authorities, by patients and the medical community;
●	our partners’ ability to obtain and maintain coverage and adequate reimbursement by third party payors, including government payors, for our products, if approved by applicable regulatory authorities;
●	effectively competing with other therapies;
●	maintaining a continued acceptable benefit/risk profile of the products following approval; and
●	maintaining and growing an organization of scientists and functional experts who can develop our products and technology.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which could materially harm our business.

Our future success is dependent on the marketing authorization of tab-cel.

We only have one product, Ebvallo, that has gained marketing authorization, with approval currently in the EEA, the UK, and Switzerland. Tab-cel (tabelecleucel) is currently in Phase 3 development in the U.S. In September 2026, Pierre Fabre resubmitted the BLA for tab-cel, and in October 2026, the FDA accepted the resubmission for a Class 2 review with a target action date of March 31, 2027. The FDA may not act by that date, and there can be no assurance that the FDA will approve the BLA. Our business is substantially dependent on our partner’s ability to obtain regulatory approval for, and, if approved, to successfully commercialize tab-cel in a timely manner.

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

Tab-cel could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

●	disagreement with the design or conduct of our clinical studies;
●	failure to demonstrate positive benefit/risk profile of the product candidate for its proposed indication;
●	failure to demonstrate the stability, safety, purity and potency of tab-cel;
●	failure of clinical sites to conduct the study in accordance with applicable regulatory requirements;
●	failure of clinical studies to meet the level of statistical significance required for approval;
●	disagreement with our interpretation of data from preclinical studies or clinical studies;
●	the insufficiency of data collected from clinical studies of tab-cel to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
●	inability to reach agreement with the FDA or comparable foreign regulatory authorities on the methodologies for, and assessment of, comparability of different versions of tab-cel used in non-pivotal studies, pivotal studies and for intended commercial use;
●	failure to obtain approval of our manufacturing processes or facilities of third party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility; or
●	changes or inconsistencies in the requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for tab-cel, including changes to, or inconsistencies with, applicable industry practice or precedent; or
●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval or in positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities that have a negative impact on the potential approval of tab-cel.

The FDA or a comparable foreign regulatory authority may require information beyond what we plan to provide in or expect to be required for a marketing application, including additional CMC information, preclinical or clinical data to support approval. These requirements may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. Although the FDA designated tabelecleucel as a breakthrough therapy, a breakthrough designation (BTD) status is not considered in the FDA’s decision to approve or not approve a product candidate. Designation as a breakthrough therapy is at the discretion of the FDA, and receipt of a BTD designation may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions for qualification and rescind the BTD designation or decide that the time period for FDA review or approval will not be shortened. Furthermore, our CMOs for tab-cel will undergo pre-approval inspection in connection with our tab-cel BLA, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. For example, in January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. In addition, in January 2025, the FDA placed a clinical hold on Atara’s active Investigational New Drug (IND) applications. These INDs include the tab-

cel program as monotherapy treatment for adult and pediatric patients two years of age and older with Epstein-Barr virus positive post-transplant lymphoproliferative disease (EBV+ PTLD) and ATA3219 for the treatment of non-Hodgkin’s lymphoma and systemic lupus erythematosus. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party manufacturing facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for tab-cel and ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. In January 2026, we received a second Complete Response Letter from the FDA (Second Complete Response Letter) claiming that the ALLELE trial, previously confirmed by the FDA as adequate to support the BLA filing, is no longer considered to be an adequate and well-controlled study due to deficiencies in study design, conduct and analysis, to provide substantial evidence of effectiveness of tab-cel to treat relapsed or refractory EBV+ PTLD. Following the April 2026 Type A meeting, Pierre Fabre resubmitted the BLA in September 2026, and the FDA accepted the resubmission in October 2026. The resubmission may not resolve the deficiencies identified in the Second Complete Response Letter, and the FDA may raise new issues, extend the review period or issue another complete response letter.

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

Our development activities and/or commercialization planning with our partners could be harmed or delayed by governmental or regulatory delays due to a variety of factors. These factors include limitations on the availability of governmental and regulatory agency personnel to review regulatory filings or engage with us (caused by global health concerns or otherwise); changes to governmental regulatory requirements, policies, guidelines or priorities, reallocation, or availability of government resources; or for other reasons, that may significantly delay the FDA’s, or other regulatory agencies’, ability to review and process any submissions we have filed or may file or cause other regulatory delays. If global health or other concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to review and process our regulatory submissions in a timely fashion, which could have a material adverse effect on our business.

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

Our future success is dependent on the successful development and commercialization of T-cell immunotherapies in general and our development product candidates in particular. Because these programs, particularly our pipeline of allogeneic T-cell product and product candidates that are bioengineered from donors, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges, including but not limited to:

●	obtaining regulatory approval from the FDA and other regulatory authorities, which have limited experience with regulating the development and commercialization of T-cell immunotherapies, particularly allogeneic T-cell products and product candidates;
●	developing and deploying consistent and reliable processes for procuring blood from consenting third party donors, isolating T cells from the blood of such donors, activating the isolated T cells against a specific antigen, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate partially HLA-matched cell line from among the available T-cell lines, and finally infusing these activated T cells into patients;
●	utilizing these product candidates in combination with other therapies (e.g., immunomodulatory approaches such as checkpoint inhibitors), which may increase the risk of adverse side effects;
●	educating medical personnel regarding the potential side effect profile of our product and each of our product candidates, particularly those that may be unique to our allogeneic T-cell product and product candidates;
●	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to manufacture products and product candidates in a reliable and consistent manner;
●	developing processes for the safe administration of these product and product candidates, including long-term follow-up and registries, for all patients who receive these product candidates;
●	establishing or making arrangements with third party manufacturers to manufacture, or manufacturing on our own, product and product candidates to our specifications and in a timely manner to support our clinical studies and, if approved, commercialization;

●	sourcing clinical and, if approved by applicable regulatory authorities, commercial supplies for the materials used to manufacture and process these product and product candidates that are free from viruses and other pathogens that may increase the risk of adverse side effects;
●	developing a manufacturing process and distribution network that can provide a stable supply with a cost of goods that allows for an attractive return on investment;
●	establishing favorable terms with commercialization partners that possess appropriate sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third party payors and government authorities; and
●	developing therapies for types of diseases beyond those initially addressed by our current product and product candidates.

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

Recent and potential further turnover in FDA leadership, particularly at the Center for Biologics Evaluation and Research (CBER), could adversely affect the regulatory review of the resubmitted tab-cel BLA. Tab-cel is regulated by the FDA as a biological product and is subject to review by CBER. CBER has experienced publicly reported leadership turnover and uncertainty during the past twelve months, including reported changes in, and potential further changes to, the position of CBER Director. Changes in CBER leadership, and related changes in reviewing staff, review priorities, practices, or interpretive positions, could result in changes in the scientific or regulatory standards applied to tab-cel, in the positions taken on key issues raised in the second Complete Response Letter (including the adequacy of the ALLELE study’s design, conduct, and analysis to provide substantial evidence of effectiveness), in the composition or pace of subsequent regulatory interactions, or in the FDA’s willingness to accept proposals developed at or following the Type A meeting that had been previously discussed with prior CBER leadership.

Clinical studies may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

●	delays in enrollment due to travel, shelter-in-place or quarantine policies, or other factors, related to the COVID-19 pandemic or other epidemics or pandemics;
●	delays in corresponding with the FDA or a comparable foreign regulatory authority regarding regulatory issues;
●	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a study design that we are able to execute;
●	delay or failure in obtaining authorization to commence a study or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a study;
●	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical study at each site;
●	withdrawal of clinical study sites from our clinical studies or the ineligibility of a site to participate in our clinical studies;
●	delay or failure in recruiting and enrolling eligible subjects to participate in a study;
●	delay or failure in subjects completing a study or returning for post-treatment follow-up;
●	clinical sites and investigators deviating from study protocol, failing to conduct the study in accordance with regulatory requirements, or dropping out of a study;

●	an FDA or other regulatory authority clinical site inspection revealing serious violations of regulations applicable to clinical investigations, which may result in requests for additional data analyses and/or rejection of data deemed unreliable;
●	inability to identify and maintain a sufficient number of study sites, including because potential study sites may already be engaged in competing clinical study programs enrolling the same population;
●	failure of our third party clinical study managers to satisfy their contractual duties, meet expected deadlines or return trustworthy data;
●	delay or failure in adding new study sites;
●	interim results or data that are ambiguous or negative or are inconsistent with earlier results or data;
●	feedback from the FDA, the IRB, data safety monitoring boards or comparable foreign authorities, or results from earlier stage or concurrent preclinical and clinical studies, that might require modification to a study protocol;
●	a decision by the FDA, the IRB, comparable foreign authorities, or us, or a recommendation by a data safety monitoring board or comparable foreign authority, to suspend or terminate clinical studies for non-compliance with regulatory requirements, safety issues, including a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risk, or for any other reason;
●	data that demonstrate an unacceptable benefit/risk profile, including a lack of efficacy, unforeseen safety issues or adverse side effects;
●	difficulties in manufacturing or obtaining from third parties sufficient quantities of clinical product and/or inability to supply a breadth of appropriate partially HLA matched cell lines from among the available T-cell lines to start or to use in clinical studies;
●	lack of adequate funding to continue a study, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional studies or increased expenses associated with the services of our CROs and other third parties;
●	non-compliance with CTIS processes under the new EU Clinical Trial Regulation, including with the CTIS transparency rules, which became applicable on June 18, 2024 and which require adapting business processes of clinical trial sponsors; or
●	changes in governmental regulations or administrative actions or lack of adequate funding to continue a clinical study.

Patient enrollment, a significant factor in the timing of clinical studies, is affected by many factors including:

●	the size and nature of the patient population;
●	the possibility that the rare diseases that many of our product candidates address are under-diagnosed;
●	changing medical practice patterns or guidelines related to the diseases or conditions we are investigating;
●	the severity of the disease under investigation;

●	our ability to open clinical study sites;
●	the proximity of subjects to clinical sites;
●	the patient referral practices of physicians;
●	the design and eligibility criteria of the clinical study;
●	ability to obtain and maintain patient consents;
●	risk that enrolled subjects will drop out or die before completion;
●	competition for patients from other clinical studies;
●	our or our partner’s ability to manufacture the requisite materials for a study;
●	risk that we do not have appropriately matched HLA cell lines;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the diseases or conditions we are investigating; and
●	disruptions caused by man-made or natural disasters or public health pandemics or epidemics, including, for example, the COVID-19 pandemic.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our regulatory responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan, study protocols for the trial, statistical analysis plan and other study-specific documents (for example, monitoring and blinding plans). Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practice (GCP),

International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines, and regulations regarding the informed consent process, safety reporting requirements, data collection guidelines, and other regulations for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The EMA also requires us to comply with similar standards. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP and other applicable regulations. In addition, our clinical trials must be conducted with product produced under applicable current Good Manufacturing Practices (cGMP) and current Good Tissue Practices (cGTP) regulations. Our, or our third party vendors’, failure to comply with these regulations may require us to conduct new clinical trials, which would delay the marketing approval process. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including that:

●	we may be forced to suspend marketing of that product;
●	regulatory authorities, IRBs, or other clinical trial oversight bodies may place a hold on any ongoing clinical trials;
●	regulatory authorities may withdraw or change their approvals of that product;

●	regulatory authorities may require additional warnings on the label or limit access of that product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
●	we may be required to conduct post-marketing studies;
●	we may be required to change the way the product is administered;
●	we could be sued and held liable for harm caused to subjects or patients;
●	our products may be seized, or we may be required to recall our products;
●	our products may become less competitive in the marketplace; and
●	our reputation may suffer.

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

We have obtained BTD for tab-cel in the U.S. for treatment of patients with EBV+ PTLD who have failed rituximab, however this designation may not lead to faster development or regulatory review and does not increase our likelihood of success. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic in our case, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the study can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, such as priority review. Even though the FDA may grant priority review of a marketing application for a product granted BTD, BTD status is not considered in the FDA’s decision to approve or not approve a product candidate.

In the EU, the EMA may offer PRIME designation to support the development and accelerated review by the EMA of new therapies that are expected to be of major public health interest to treat patients with unmet medical needs. With the new EU Pharmaceutical Regulation, expected to apply generally 24 months after its entry into force, PRIME becomes subject to formal regulation. Despite PRIME designation and the associated opportunity for accelerated assessment, the EMA may decide that additional time is needed for the MAA review and convert the MAA to a standard review timeline. For example, the EMA converted the tab-cel MAA review timeline from accelerated to standard, despite tab-cel’s PRIME designation.

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

A Fast Track designation by the FDA or other priority review program may not lead to a faster development, regulatory review or licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.

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

In December 2025, the EU legislators reached a political agreement to adopt two new pieces of legislation, which will amend and/or repeal and replace the existing legislation concerning medicinal products for human use in the EU, including legislation concerning orphan medicinal products and medicinal products for pediatric use. In September 2026, the Council adopted its position on the new EU Pharmaceutical Regulation and EU Pharmaceutical Directive, which remain subject to approval by the European Parliament and publication in the Official Journal. Amongst other changes, this new legislation will have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. The new EU Pharmaceutical Regulation restructures orphan market exclusivity (OME) in several key ways. The baseline OME drops from 10 to 9 years for standard orphan products, while “breakthrough” products benefit from 11 years; the protection threshold also shifts from MA application acceptance to MA grant, effectively trimming about a year of real-world protection. The pediatric two-year OME extension is replaced by a six-month SPC extension. Most significantly, the current system allowing separate 10-year OME periods per orphan indication is replaced by a single “global” OME period (GOMA) for the product as a whole, with only up to two one-year extensions available for additional indications.

Even if our product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we, or our partners obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance by us, our partner and/or our partner’s CMOs and CROs for any post-approval clinical studies that we conduct and for continued commercialization of the product. They also include any post-approval requirements or commitments imposed by the FDA or comparable foreign regulatory authorities as a condition of approval, and/or any risk evaluation or mitigation strategies (REMS), if applicable. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to initial and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, cGCP, cGTP and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or materials for the product manufacture are sourced, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products, product candidates, or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend, withdraw or modify regulatory approval;
●	suspend or modify any ongoing clinical studies;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, require us to withdraw product from the market, or require us to initiate a product recall.

The occurrence of any event or penalty described above may also generate negative publicity or inhibit our ability to successfully commercialize our products.

Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), state attorneys general, members of the U.S. Congress and the public. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by comparable foreign entities and stakeholders. For example, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or comparable foreign bodies. The FDA has increased scrutiny of product claims and, in 2025, issued a significant number of enforcement actions to companies. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to provide corrective information to healthcare practitioners, injunctions, or civil or criminal penalties. Further, promotion of products is currently an area of government scrutiny, and the applicable statutes, regulations and guidance and policies are complex, subject to changing interpretation, and subject to amendment.

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

Any adverse developments affecting our partner’s CMOs’ manufacturing operations for our product and product candidates may result in lot failures, inventory shortages, shipment delays, product withdrawals or recalls or other interruptions in the supply of our drug product which could delay the development of our product candidates or our partner’s ability to supply product. We may also have to write off inventory, incur other charges and expenses for supply of drug product that fails to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives. Inability to meet the demand for our product and product candidates could damage our or our partner’s reputation and the reputation of our or our partner’s products among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics.

Delays in receiving regulatory approvals for product candidates produced at our partners’ CMOs’ facilities could delay our development plans and thereby limit our ability to generate revenues.

The research and development and process and analytical development labs within ARC support our mid/late development activities. Product-specific qualification to support clinical development and commercial production qualification activities are ongoing for product candidates at our partner’s CMOs’ facilities. If the appropriate regulatory approvals for manufacturing product candidates at our partner’s CMOs’ facilities are delayed, we may not be able to manufacture sufficient quantities of our product candidates, which would negatively impact commercial supply, limit our development activities and limit our opportunities for growth.

In addition to the similar manufacturing risks described in “Risks Related to Our Dependence on Third Parties,” our facilities, and our partners’ CMOs’ facilities, will be subject to ongoing, periodic inspection by the FDA, EMA or other comparable regulatory agencies to ensure compliance with cGMP and cGTP. Our, or our partners’, failure to follow and document adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical or commercial use, may result in the termination of or a hold on a clinical study, or may delay or prevent filing or approval of commercial marketing applications for our product candidates. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter. In January 2025, we notified investigators of the clinical holds for the tab-cel program. In February 2025, the third party facility referenced in the Response Letter was inspected and received an FDA Form 483. We worked with our partner, Pierre Fabre, to support this third party manufacturer in addressing the compliance issues and in May 2025, the FDA confirmed the clinical hold issues were satisfactorily addressed and the FDA lifted the clinical holds for the tab-cel and the ATA3219 programs. In January 2026, the FDA confirmed it completed a follow-up inspection of the third party manufacturing facility and determined the inspectional issues at such facility have been adequately addressed and the deficiency comment in the Response Letter has been satisfactorily resolved. We also may encounter problems with the following:

●	achieving adequate inventory of clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
●	shortages of qualified personnel, raw materials or key contractors; and
●	achieving and maintaining ongoing compliance with cGMP regulations and other requirements of the FDA, EMA or other comparable regulatory agencies.

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

Developing advanced manufacturing techniques and process controls is costly, time consuming and is required to fully utilize our partner’s CMOs’ facilities. Failure to advance manufacturing techniques and process controls could lead to a delay in obtaining approval for our product candidates. Without further investment, advances in manufacturing techniques may render the facilities and equipment that manufacture our product candidates inadequate or obsolete.

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

If one or more of our partner’s CMOs’ facilities is damaged or destroyed or production at these facilities is otherwise interrupted, our business would be negatively affected.

If any of our partner’s CMOs’ manufacturing facilities, or the equipment in any such facilities, is either damaged or destroyed, we or our partner may not be able to quickly or inexpensively replace such manufacturing capacity or replace it at all. In the event of a temporary or protracted disruption in operations or loss of a facility or its equipment, we or our partner may not be able to transfer manufacturing to another third party in the time required to maintain supply. Even if we or our partner could transfer manufacturing to another third party, the shift would likely be expensive and time-consuming, particularly since the new facility would need to comply with the necessary regulatory requirements or may require regulatory approval before selling any products manufactured at that facility. Such an event could delay our clinical studies or reduce our commercial product revenues.

Currently, we maintain insurance coverage against damage to our property and to cover business interruption and research and development restoration expenses. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. We may be unable to meet our requirements for our product candidates if there were a catastrophic event or failure of our partner’s current manufacturing facility or processes.

Risks Related to Our Dependence on Third Parties

Maintaining clinical and commercial timelines is dependent on our partner’s end-to-end supply chain network to support manufacturing; if we or our partner experience problems with third party suppliers or CMOs, we or our partner may delay development and/or commercialization of our product and product candidates.

We rely on our partner and their CMOs for the current production of our product and product candidates and the acquisition of materials incorporated in or used in the manufacturing or testing of our product and product candidates. Our partner and their CMOs are not our employees, and except for remedies available to us under our agreement with our partner, we cannot directly control whether or not they or their CMOs devote sufficient time and resources, including experienced staff, to the manufacturing of supply for our ongoing clinical, nonclinical and preclinical programs and commercial product. Our partner’s CMOs for our product and product candidates will need to be prepared to undergo pre-approval inspection in connection with our regulatory filings, and we cannot be certain that we will be able to adequately support them through such inspection nor that they will successfully pass any such inspection. In January 2025, we received the Response Letter from the FDA relating solely to observations during pre-approval inspection of a third party manufacturing facility in connection with our tab-cel BLA. The FDA placed a clinical hold on our active IND applications which include the tab-cel program and product candidate ATA3219. The clinical hold is directly linked to inadequately addressed GMP compliance issues identified during the pre-approval inspection of a third party manufacturing facility referenced in the Response Letter.

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

We rely on our partner’s CMOs and manufacturing network for the production of our product and product candidates. Our supply, and ability to maintain inventory, of these products and product candidates depends on the uninterrupted and efficient operation of these facilities, which could be adversely affected by equipment failures, failure to meet regulatory or cGMP requirements, labor or raw material shortages, public health epidemics, natural disasters, power failures, cyber-attacks and many other factors. If we encounter any manufacturing or supply chain difficulties, we may be unable to meet the demand for our products and product candidates.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product and product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third party manufacturer does not maintain the financial resources to meet its obligations under the manufacturing agreement, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to manufacture our product candidates or any products we or our partners may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, the possibility that the third party does not devote sufficient time or resources to our product candidates or any products we or our partners may eventually commercialize based on its own business priorities, the possibility that the third party is acquired by another party and changes its business priorities, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. We have transferred responsibility for the manufacture of our product to Pierre Fabre, and there can be no assurance that we will be able to find a new CMO or enter into a new commercial drug product supply agreement with a new CMO on terms favorable or acceptable to us or at all if Pierre Fabre does not perform its obligations. Any delays in entering into a new commercial manufacturing agreement could delay the development and commercialization of our product and product candidates, if approved. If Fujifilm does not perform its obligations under its agreement with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. Similarly, if CRL does not perform its obligations under its agreement with Pierre Fabre adequately or does not devote sufficient time or resources to our product or product candidates, our operations, including the commercialization of our products, may be adversely impacted. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we or our partners may eventually commercialize be manufactured according to cGMP, cGTP and similar regulatory jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our partners’ or their manufacturers’ compliance with these regulations and standards and although we monitor them, we depend on them to provide honest and accurate information. Any failure by our partner or their third party manufacturers to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical studies, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We also depend on Pierre Fabre to comply with all applicable laws relative to the development, manufacture and commercialization of tab-cel in the Territory. The failure of Pierre Fabre to devote sufficient time and effort to the development, manufacture and commercialization of tab-cel; to obtain regulatory approvals, including in the US; to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or to satisfactorily resolve significant disagreements with us or address other factors could have an adverse impact on our financial results and operations. In addition, if Pierre Fabre violates, or is alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

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

We may desire to form additional strategic alliances, commercialization partnerships, create joint ventures or collaborations, enter into licensing arrangements with third parties or acquire products or business, in each case that we believe will complement or augment our existing business. These relationships or transactions, or those like them, may require us to incur nonrecurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, reduce the potential profitability of the products that are the subject of the relationship or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic alliances and transactions and the negotiation process is time-consuming and complex and there can be no assurance that we can enter into any of these transactions even if we desire to do so. Moreover, we may not be successful in our efforts to establish a strategic alliance or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our product candidates and programs as having the requisite potential to demonstrate a positive benefit/risk profile. Any delays in entering into new strategic alliance agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. In addition, any termination of established strategic alliance agreements will terminate any potential future funding we may receive under the relevant agreements, and we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development and commercialization of the relevant product. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of products ourselves, we would have to explore other strategic options, including curtailing or abandoning that development or commercialization, which could harm our business.

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

If we or our partners are sued for patent infringement, we would need to demonstrate that our product candidates, product and methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving that a patent is invalid is difficult and even if we are successful in the relevant proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted from other activities. If any issued third party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, we could be forced, including by court order, to cease developing, manufacturing or commercializing the relevant product or product candidate until the relevant patent expired. Alternatively, we may desire or be required to obtain a license from such third party in order to use the infringing technology and to continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property licensed to us.

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

Even if we or our partners obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of our product and product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of the product candidates as demonstrated in clinical studies;
●	the clinical indications and patient populations for which the product candidate is approved;
●	the inclusion into clinical treatment guidelines;
●	acceptance by physicians and patients of the product as a safe and effective treatment;
●	the administrative and logistical burden of treating patients;
●	the differentiation profile versus other approved therapies at the time of commercialization;
●	the ability to identify in a timely manner the appropriate patients who will benefit from specific therapy;
●	the consideration of novel cellular therapies by physicians, hospitals and third party payors;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
●	any restrictions on use together with other medications;

●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	the geography and timing of market introduction of our products as well as competitive products;
●	the development of manufacturing and distribution processes for our product and product candidates;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement from, and our commercialization partners’ ability to negotiate pricing with, third party payors and government authorities;
●	the limited healthcare resources to accommodate CAR T therapies;
●	relative convenience and ease of administration;
●	the ability to achieve a pricing and reimbursement recommendation or commercial agreement with national payors; and
●	the effectiveness of our commercialization partners’ sales and marketing efforts.

Even if we or our partners are able to commercialize our product and product candidates, the products may not receive coverage and adequate reimbursement from third party payors in the U.S. and in other countries in which our partners seek to commercialize our products, which could harm our business.

Our or our partner’s ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product and product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act (ACA), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. As of January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the U.S. or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product and product candidates, if any, may be. In the U.S., the EU and other potentially significant markets for our product and product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices for certain products in certain markets. In the U.S., there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA allows Medicare to: establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D; penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. The Centers for Medicare and Medicaid Services (CMS) has taken and continues to take steps to implement the IRA, including negotiating and publishing "maximum fair prices" for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. In January 2026, the White House released information on the “Great Healthcare Plan”, which included proposals to codify most-favored nation drug pricing, expand access to over-the-counter pharmaceuticals, increase transparency requirements for health insurers, cut payments to pharmacy benefit managers, and expand the use of health savings accounts. President Trump has also signed multiple executive orders addressing prescription drug pricing and access, including an order on May 12, 2025 aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing. For example, in November 2025, CMS announced a new voluntary payment initiative, the GENErating cost Reductions for U.S. Medicaid Model (GENEROUS) Model, where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. In December 2025, the Trump administration released Proposed Rules for two new mandatory models: the Global Benchmark for Efficient Drug Pricing (GLOBE) and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Models, which would impose international benchmarks for certain drugs covered by Medicare Part B and Medicare Part D, respectively. In October 2026, CMS published a final rule implementing the GLOBE Model beginning January 1, 2027, which, as finalized, excludes orphan-only drugs and cell and gene therapies, among other products. The GUARD Model has not been finalized.

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

Other recent administrative actions may affect our partner’s upcoming government pricing responsibilities stemming from our anticipated participation in government pricing programs. For example, CMS continues to publish new regulations and guidance that revise key components of government pricing programs such as the Medicaid Drug Rebate Program and Medicare Part B. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers from restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. However, HRSA withdrew this proposal in January 2026 following litigation that resulted in a federal court granting a temporary restraining order to block the program and has since requested information from stakeholders as to alternative rebate models. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

There are currently no FDA-approved products for the treatment of relapsed and/or refractory of EBV+ PTLD, and there are no EC-approved products for this indication except for Ebvallo. However, we are aware some marketed products and therapies are used per global physician treatment guidelines in the US and the EU in the treatment of EBV+ PTLD by some healthcare professionals and institutions, such as rituximab and combination chemotherapy regimens.

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

Many of the approved or commonly used drugs and therapies for our current or future target diseases, including EBV+ PTLD, NHL and lupus, are well established and are widely accepted by physicians, patients and third party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third party payors may encourage the use of generic products or specific branded products. We expect that our product and our product candidates, if approved, will be priced at a significant premium over competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our product candidates continue in clinical development.

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

We currently have 10 employees. We may encounter difficulties in managing the size of our operations to support our continuing development activities and the commercialization of our product and potential commercialization of our product candidates by our partners. As our development and commercialization plans and strategies continue to evolve, or as a result of any future acquisitions, we must continue to improve our managerial, operational, financial and other procedures and processes to manage the size of our operations. Our management, personnel and systems currently in place may not be adequate to support any future growth. Future growth would impose significant added responsibilities on members of management, including:

●	managing our clinical studies effectively;
●	managing CMC operations and our external manufacturing partners effectively;
●	identifying, recruiting, maintaining, motivating and integrating additional employees, including the additional personnel needed to support continued development of our product candidates;
●	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
●	improving our managerial, development, operational, information technology, and finance systems; and
●	expanding our facilities.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. On June 20, 2024, we effected a 1-for-25 reverse stock split of our common stock, which contributed to the fluctuation in our stock price. From January 1, 2025 through September 30, 2026, the reported sale price of our common stock has fluctuated between $3.92 and $19.15 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of the general volatility of the biopharmaceutical market, investors may experience losses on their investment in our common stock. The market price of our common stock may be influenced by many factors, including the following:

●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidates or products or our competitors’ product candidates or products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	announcements of the results, including safety and efficacy of our product candidates, or progress of our clinical studies;
●	results of clinical studies, including safety and efficacy, of our product candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to in-license or acquire additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	inconsistent or unusual trading volume levels of our shares or derivatives thereof;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other risks described in this “Risk Factors” section.

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

In March 2025, Eric Hyllengren, our Chief Financial Officer and Chief Operating Officer, left the Company, and in July 2026, Yanina Grant-Huerta, our Chief Accounting Officer, left the Company. Since June 2026, our interim Chief Financial Officer has provided services to us as a consultant through a third party firm rather than as an employee. In connection with our reductions in force in 2025 and 2026, we have reduced the size of our accounting and finance function. If we fail to staff our accounting and finance function adequately, if key employees within our accounting and finance function leave or if we fail to maintain internal control over financial reporting adequate to meet the requirements of the Sarbanes-Oxley Act, our business and reputation may be harmed. If we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth. The occurrence of any of the foregoing could also require additional financial and management resources.

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

●	permit our board of directors to issue up to 20,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms, which makes it more difficult to replace a majority of our directors in a short period of time;
●	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
●	provide that special meetings of our stockholders may be called only by our board of directors, the chairperson of our board of directors or our chief executive officer.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of the Company to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our Certificate of Incorporation or Bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The foregoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the

United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

On April 30, 2026, we received a notice from the Listing Qualifications department of Nasdaq (the Staff) notifying us that we were not then in compliance with the MVLS Requirement for continued listing on the Nasdaq Global Select Market, based on the Staff’s review of the market value of our common stock from March 18, 2026 through April 29, 2026. On May 21, 2026, we received a written notice from the Staff stating that, for the 10 consecutive business days from May 7, 2026 to May 20, 2026, the market value of our listed securities was $50,000,000 or greater, and accordingly, we have regained compliance with the MVLS Requirement and the matter was closed.

While we have regained compliance with the MVLS Requirement, there is no guarantee that we will be able to maintain compliance with the MVLS Requirement, or other Nasdaq continued listing requirements, in the future. If we fail to maintain compliance with Nasdaq’s continued listing requirements, our common stock may be subject to delisting. If our common stock were to be delisted, the actual and potential liquidity of our common stock and our ability to raise future capital would be adversely affected and the market price of our common stock could decrease. If, for any reason, we would be unable to obtain listing on another national securities exchange or take action to restore our compliance with Nasdaq’s continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our securities;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and the number of broker-dealers willing to execute trades in shares of our common stock.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical studies, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	clinical holds or termination of clinical study sites or entire study programs;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical study participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to study subjects or patients;
●	loss of revenue;
●	diversion of management and scientific resources from our business operations; and
●	the inability to commercialize any products that we may develop.

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

The GDPR imposes onerous and comprehensive privacy, data protection, and data security obligations onto controllers, including, as applicable: (i) contractual privacy, data protection, and data security commitments, including the requirement to implement appropriate technical and organizational measures to safeguard personal information processed; (ii) establishing means for individuals to exercise their data protection rights (e.g., the right to erasure of or access to personal information); (iii) limitations on retention and the amount of personal information processed; (iv) additional requirements pertaining to sensitive information (such as health data); (v) data breach notification requirements to: (x) supervisory authorities without undue delay (and no later than 72 hours where feasible) after becoming aware of the breach, unless the breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and/or (y) concerned individuals where the breach is likely to result in a high risk to their rights and freedoms without undue delay; (vi) requirements to process personal information lawfully including specific requirements for obtaining valid consent from data subjects where consent is the lawful basis for processing; (vii) obligations to consider data protection as any new products or services are developed and designed; and (viii) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects (such as clinical trial subjects and investigators) regarding processing of their personal information. The GDPR also provides that EU Member States and the UK (as applicable) may introduce further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal information subject to the GDPR, cause our compliance costs to increase, require us to change our practices, adversely impact our business, and harm our financial condition.

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

Cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal information to a level of security appropriate to the risk; (ii) the UK Network and Information Systems Regulations 2018 (NIS Regulations), and (iii) the EU Network and Information Systems 2 Directive (NISD2). Under the NISD2, stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, including, for example, entities carrying out research and development activities of medicinal products. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level.

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

Numerous state laws are also designed to address privacy and information security issues, including but not limited to state medical privacy laws, state laws protecting personal information, state data breach notification laws, state genetic privacy laws, human subjects research laws and federal and state consumer protection laws. While some of these laws may include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures, for data breaches which are expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Multiple other states and the federal government are considering enacting similar legislation, demonstrating a strong trend towards state privacy, data protection and data security legislation in the U.S., as well as enhanced scrutiny on international data flows, which could increase our potential liability and adversely affect our business. Certain states have passed or amended existing state privacy laws to impose enhanced privacy and cybersecurity obligations for consumer health data. For instance, Washington State’s “My Health My Data” Act regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status.” Other states, such as Connecticut, Nevada, and Maryland have also enacted privacy legislation with particular provisions for consumer health data, and additional states may adopt health-specific privacy requirements that could impact our business activities depending on how they are interpreted.

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

Compliance with applicable U.S. and foreign privacy, data protection, and data security laws and regulations may result in government investigations or cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Moreover, complying with these various laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and foreign privacy, data protection, and data security laws and regulations could result in government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, claims, or public statements against us and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights, failed to comply with privacy, data protection, and data security laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, reputation, financial performance and operations. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the business of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

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

We are subject to income and non-income based taxes in the U.S. and various jurisdictions outside the U.S. Our business and financial condition could be adversely affected by changes in federal, state, local or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, changes in accounting principles, applicability of withholding taxes, and changes to our business operations. For example, U.S. legislation such as the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the American Rescue Plan Act and the One Big Beautiful Bill Act (OBBBA), made significant changes to the corporate tax rate, the potential realization of net deferred tax assets relating to our operations, taxation of foreign earnings, and deductibility of expenses, and could have a material impact on our financial position or results of operations.

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

As of September 30, 2026, we had significant U.S. federal and state NOLs due to prior period losses. Under the Tax Cuts and Jobs Act (the Tax Act), as modified by the CARES Act, federal NOLs generated in tax years beginning on or after January 1, 2018 may be carried forward indefinitely, but the utilization of such federal NOLs is limited to 80% of current year taxable income. It is uncertain if and to what extent states will conform to all or portions of the Tax Act and the CARES Act.

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

In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. In February 2025, HHS ended a longstanding commitment to voluntarily comply with notice and comment requirements, even when not required by statute, which could further contribute to rapid changes in policy without opportunity for public input. Additionally, federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. For example, the federal government shut down from October 1, 2025 to November 12, 2025, and the FDA is currently funded under a continuing resolution that expires on December 11, 2026, before the March 31, 2027 target action date for the resubmitted tab-cel BLA. A future lapse in appropriations could delay the FDA’s review of the BLA, related inspections or other interactions with Pierre Fabre. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our or our partner’s ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	S-1	333-196936	3.2	6/20/2014

3.2	Third Amended and Restated Bylaws of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	12/23/2024

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Atara Biotherapeutics, Inc.	8-K	001-36548	3.1	6/20/2024

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1(1)	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.					X
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Atara Biotherapeutics, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATARA BIOTHERAPEUTICS, INC.
Date: November 10, 2026

	By:	/s/ AnhCo Thieu Nguyen
AnhCo Thieu Nguyen
President and Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

	By:	/s/ Kevin G. Sarney
Kevin G. Sarney
Interim Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)